Form 10-Q
period 1996-03-31
FIRST FEDERAL CAPITAL CORP
filed 1996-05-14
CIK 851207

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended...................................March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition quarter from......................to.........................

Commission file number...................................................0-18046


                           FIRST FEDERAL CAPITAL CORP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Wisconsin                                         39-1651288
  -------------------------------                          -------------------
  (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)


          605 State Street
        La Crosse, Wisconsin                                     54601
- ---------------------------------------                        ----------
(Address of principal executive office)                        (Zip code)


                  605 State Street, La Crosse, Wisconsin 54601
               --------------------------------------------------
               (Address of principal executive office) (Zip code)


                                 (608) 784-8000
              ----------------------------------------------------
              (Registrant's Telephone Number, including area code)


                                 Not applicable
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter quarter that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock--$.10 Par Value       Outstanding at May 3, 1996:  6,281,868
       ----------------------------                                    ---------

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                     March 31, 1996, and December 31, 1995

                                                       March 31      December 31
                                                         1996            1995
ASSETS                                               (Unaudited)
Cash and due from banks                           $    23,387,994  $   30,384,484
Interest-bearing deposits                               8,813,570       4,051,288
Investment securities available for sale, at
  fair value                                           72,762,713      80,325,428
Mortgage-backed and related securities:
  Available for sale, at fair value                    77,974,534      84,172,997
  Held for investment, at cost (fair value of
    $162,600,067 and $169,365,825,
    respectively)                                     166,852,539     171,493,244
Loans held for sale, net                               30,622,878      23,976,063
Loans held for investment, net                        927,899,627     932,083,879
Federal Home Loan Bank stock                           14,764,000      16,855,100
Accrued interest receivable, net                       10,426,848      10,133,211
Office properties and equipment                        26,707,746      27,176,063
Mortgage servicing rights, net                         10,884,451      10,292,604
Intangible assets                                       5,537,175       5,642,719
Other assets                                            5,434,425       5,891,607
                                                  ---------------  --------------
  Total assets                                    $ 1,382,068,500  $1,402,478,687
                                                  ===============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit liabilities                               $   995,273,597  $  969,422,519
Federal Home Loan Bank advances and
  other borrowings                                    277,409,228     322,295,781
Advance payments by borrowers for taxes and
  insurance                                             4,875,607       3,740,518
Accrued interest payable                                2,646,813       2,632,658
Other liabilities                                       7,191,350       5,448,217
                                                  ---------------  --------------
  Total liabilities                                 1,287,396,595   1,303,539,693
                                                  ---------------  --------------
Preferred stock, $.10 par value, 5,000,000
  shares authorized, none outstanding                     --              --
Common stock, $.10 par value, 20,000,000
  shares authorized, 6,623,535 and 6,612,305
  shares issued and outstanding, respectively             662,354         661,231
Additional paid-in capital                             35,375,852      35,192,795
Unearned restricted stock                                (685,343)       (817,250)
Securities valuation allowance, net                    (2,722,487)     (1,609,161)
Retained earnings                                      68,522,342      66,370,129
Treasury stock, at cost                                (6,480,813)       (858,750)
                                                  ---------------  --------------
Total stockholders' equity                             94,671,905      98,938,994
                                                  ---------------  --------------
Commitments and contingencies (Note 3)
                                                  ---------------  --------------
Total liabilities and stockholders' equity        $ 1,382,068,500  $1,402,478,687
                                                  ===============  ==============

See accompanying notes to consolidated financial statements.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   Three Months Ended March 31, 1996 and 1995

                                                           Three Months Ended
                                                                March 31
                                                        -------------------------
                                                           1996            1995
                                                       (Unaudited)     (Unaudited)
Interest on loans                                    $   20,007,859  $   15,014,273
Interest on mortgage-backed and related
  securities                                              3,872,652       4,067,933
Interest and dividends on investments                     1,462,369       1,676,493
                                                     --------------  --------------
  Total interest income                                  25,342,880      20,758,699
                                                     --------------  --------------
Interest on deposit liabilities                          11,455,934       8,323,193
Interest on FHLB advances and other borrowings            4,332,650       4,219,094
                                                     --------------  --------------
  Total interest expense                                 15,788,584      12,542,287
                                                     --------------  --------------
  Net interest income                                     9,554,296       8,216,412
                                                     --------------  --------------
Retail banking fees and service charges                   2,303,555       1,791,766
Commissions on annuity and insurance sales                  489,213         276,661
Loan servicing fees                                         204,575         637,480
Gain on sales of loans                                    1,546,541         141,032
Loss on sale of investment securities                       (53,729)        --
Other income                                                344,478         230,933
                                                     --------------  --------------
  Total non-interest income                               4,834,633       3,077,872
                                                     --------------  --------------
Compensation and employee benefits                        4,806,325       4,378,186
Occupancy and equipment                                   1,677,074       1,451,547
Advertising and marketing                                   266,508         563,485
Federal deposit insurance premiums                          562,004         436,741
Other expenses                                            2,175,527       1,618,693
                                                     --------------  --------------
  Total non-interest expense                              9,487,438       8,448,652
                                                     --------------  --------------
  Income before income taxes                              4,901,491       2,845,632
Income tax expense                                        1,832,166         973,318
                                                     --------------  --------------
  Net income                                         $    3,069,325  $    1,872,314
                                                     ==============  ==============

Primary earnings per share                           $         0.45  $         0.32
Fully-diluted earnings per share                               0.45            0.32
Dividends paid per share                                       0.14            0.13

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1996 and 1995


                                                          Three Months Ended
                                                               March 31
                                                     -------------------------------
                                                           1996            1995
                                                       (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income                                          $   3,069,326   $   1,872,314
  Adjustments to reconcile net income to net
    cash provided (used) by operations:
    Net loan fees deferred                                   37,225          14,569
    Depreciation and amortization                         1,867,167       1,016,808
    Gain on sales of loans                               (1,492,812)       (141,032)
    Increase in accrued interest receivable                (293,637)       (690,496)
    Increase in accrued interest payable                     14,155         134,328
    Increase in current and deferred income taxes         1,789,214         797,713
    Other, net                                             (532,139)     (1,046,841)
                                                      -------------   -------------
      Net cash provided by operations before loan
        originations and sales                            4,458,499       1,957,363
  Loans originated for sale                             (89,882,113)    (13,235,296)
  Sales of loans originated for sale                     79,141,375       9,877,332
                                                      -------------   -------------
      Net cash used by operations                        (6,282,239)     (1,400,601)
                                                      -------------   -------------
Cash flows from investing activities:
  Net increase in interest-bearing deposits              (4,762,282)     (1,128,370)
  Purchases of investment securities                     (5,059,299)        --
  Sales of investment securities                          3,009,139         --
  Maturities of investment securities                     9,162,749       1,201,640
  Mortgage-backed and related securities
    principal repayments                                  9,240,890       6,669,835
  Loans originated for investment                       (77,532,634)    (61,583,373)
  Loans purchased for investment                             (2,000)     (1,868,075)
  Loan principal repayments                              78,420,393      34,422,227
  Sales of loans originated for investment                7,366,264         471,476
  Additions to office properties and equipment             (188,221)     (1,491,459)
  Other, net                                              2,816,801      (1,847,090)
                                                      -------------   -------------
    Net cash provided (used) by investing activities     22,471,800     (25,153,189)
                                                      -------------   -------------

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                                                          Three Months Ended
                                                               March 31
                                                     -------------------------------
                                                           1996            1995
                                                       (Unaudited)     (Unaudited)
Cash flows from financing activities:
  Net increase in deposit liabilities                 $  25,851,078   $  30,110,722
  Deposits purchased                                        --            5,336,084
  Long-term advances from Federal Home Loan Bank        100,000,000         --
  Repayment of long-term Federal Home Loan
    Bank advances                                       (92,750,000)    (22,950,000)
  Net increase (decrease) in short-term
    Federal Home Loan Bank borrowings                   (53,135,000)      6,675,000
  Increase in advance payments by
    borrowers for taxes and insurance                     1,135,089       1,116,398
  Purchase of treasury stock                             (5,622,063)        --
  Dividends paid                                           (917,113)       (749,265)
  Other, net                                              2,261,958         168,618
                                                      -------------   -------------
    Net cash provided (used) by financing activities    (23,176,051)     19,707,557
                                                      -------------   -------------
Net decrease in cash and due from banks                  (6,986,490)     (6,846,233)
Cash and due from banks at beginning of period           30,384,484      26,359,452
                                                      -------------   -------------
    Cash and due from banks at end of period          $  23,397,994   $  19,513,219
                                                      =============   =============

Supplemental disclosures of cash flow information:

  Interest and dividends received on loans
    and investments                                      25,049,243      20,068,203
  Interest paid on deposits and borrowings               15,774,429      12,407,959
  Income taxes paid                                         304,902         179,425
  Income taxes refunded                                     272,075         --

    See accompanying notes to consolidated financial statements.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 1996


(1) Principles of Consolidation

The consolidated financial statements include the accounts and balances of First Federal Capital Corp (the "Corporation"), First Federal Savings Bank La Crosse-Madison (the "Bank"), and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Unconsolidated partnership interests are accounted for using the equity method.

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results which may be expected for the entire year ending December 31, 1996.

Certain 1995 balances have been reclassified to conform with the 1996 presentation.

(3) Contingencies

The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

In November 1995, the United States Congress passed the Balanced Budget Act of 1995 (the "Act"). Title II of the Act provides, among other things, that the Federal Deposit Insurance Corporation ("FDIC") impose a one-time special assessment against the deposits of financial institutions whose deposits are insured by the Savings Association Insurance Fund ("SAIF"), which would include the deposits of the Bank. Although the Act has been vetoed by the President, it is anticipated that substantially all of the provisions of Title II will be incorporated into final legislation. Management of the Corporation cannot predict, however, whether such legislation will become effective and, if so, when and in what form. However, if the current provisions of Title II of the Act are included in the final legislation, the special assessment

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES against the Bank's deposits is expected to be between 70 and 85 basis points per $100 of SAIF-insured deposits. Based on the Bank's deposits as of March 31, 1996, the special assessment could amount to as much as $5.1 million, net of income taxes. Payment of this assessment would have the effect of reducing the Bank's earnings and capital by the amount of the assessment, net of income taxes. Following the payment of the special assessment, management anticipates that the Bank would benefit from a reduction in the ongoing insurance premiums paid by SAIF-insured institutions, although there can be no assurances. Such premium is currently 23 basis points per $100 in deposits, but is expected to be lower after the payment of the special assessment, although there can be no assurances.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                  Item 2--Management's Discussion and Analysis

                                 March 31, 1996


Results of Operations

Net Income The Corporation's earnings for the three month periods ended March 31, 1996, and 1995, were $3.07 million or $0.45 per share and $1.87 million or $0.32 per share, respectively. The increase in earnings between these two periods was primarily attributable to a $1.4 million increase in gain on sales of mortgage loans and a $1.3 million increase in net interest income. These developments were only partially offset by a $1.0 million increase in total non-interest expense and a $0.9 million increase in income tax expense. Earnings for these two periods represented a return on average assets of 0.89% and 0.64%, respectively, and a return on average equity of 12.58% and 9.49%, respectively.

The following paragraphs discuss the aforementioned changes in the Corporation's earnings in more detail as well as changes in other components of earnings during the three month periods ended March 31, 1996 and 1995.

Net Interest Income Net interest income increased by $1.3 million or 16.3% during the three month period ended March 31, 1996, as compared to the same period in the previous year. Net interest income was favorably impacted by a $188.2 million or 16.9% increase in the Corporation's average interest-earning assets during the current period as compared to the same period in the previous year. This increase was primarily due to the purchase of Rock Financial Corp ("RFC") in December 1995. Also contributing to the increase in interest-earning assets were increases in originations of mortgage and consumer loans which were primarily funded by increases in deposit liabilities. Mortgage and consumer loan originations have increased in recent periods as a result of a declining interest rate environment during 1995.

The impact of these developments was partially offset by a nine basis point decline in the Corporation's average interest rate spread during the most recent period as compared to the same period in the previous year. Management attributes this decline to a flatter yield curve environment in the current period relative to the same period in the previous year. In general, a flatter yield curve environment will result in a narrower interest rate spread for the Corporation due to the tendency of the Corporation's interest-earning assets to price off a longer end of the yield curve than its interest-bearing liabilities.

The table on the next page sets forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense from interest-bearing liabilities and the resultant average costs, (iii) net interest income, (iv) interest rate spread, (v) net

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES interest margin, and (vi) the ratio of average interest-earning assets to average interest-bearing liabilities. The information is based on average monthly balances during the three month periods ended March 31, 1996, and 1995, respectively.

                                                         Three Months Ended                        Three Months Ended
Dollars in thousands                                       March 31, 1996                            March 31, 1995
                                           ----------------------------------------------  -------------------------------------
                                              Average                                        Average
                                              Balance         Interest       Yield/Cost      Balance    Interest    Yield/Cost
Interest-earning assets:
  Loans held for investment and
    loans held for sale                       $  952,842         $20,008            8.40%  $  740,094      $15,014         8.11%
  Mortgage-backed and related securities         251,015           3,873            6.17      266,221        4,068         6.11
  Investment securities                           77,069           1,138            5.91       88,550        1,394         6.30
  Interest-bearing deposits                        3,939              55            5.59        2,884           43         5.96
  Other earning assets                            16,630             269            6.47       15,500          239         6.17
                                              ----------         -------          ------   ----------      -------       ------
    Total interest-earning assets              1,301,495          25,343            7.79%   1,113,249       20,758         7.46%
                                                                 -------          ======                   -------       ======
Non-interest-earning assets:
  Office properties and equipment, net            27,055                                       23,300
  Real estate, net                                    98                                          100
  Other non-interest-earning assets               53,848                                       38,822
                                              ----------                                   ----------
    Total assets                              $1,382,496                                   $1,175,471
                                              ==========                                   ==========
Interest-bearing liabilities:
  Deposit liabilities                         $  895,776         $11,456            5.12%  $  740,235      $ 8,323         4.50%
  FHLB advances                                  301,276           4,247            5.64      297,116        4,210         5.67
  Other borrowed funds                             8,244              85            4.12        3,986            9         0.90
                                              ----------         -------          ------   ----------      -------       ------
    Total interest-bearing liabilities         1,205,296          15,789            5.24%   1,041,337       12,542         4.82%
                                                                 -------          ======                   -------       ======
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                   69,798                                       49,246
  Other liabilities                                9,818                                        6,006
                                              ----------                                   ----------
    Total liabilities                          1,284,912                                    1,096,589
Stockholders' equity                              97,584                                       78,882
                                              ----------                                   ----------
    Total liabilities and
      stockholders' equity                    $1,382,496                                   $1,175,471
                                              ==========                                   ==========
Net interest income                                              $ 9,554                                   $ 8,216
                                                                 =======                                   =======
Interest rate spread                                                                2.55%                                  2.64%
                                                                                  ======                                 ======
Net yield on interest-earning assets                                                2.94%                                  2.95%
                                                                                  ======                                 ======
Average earning assets to average
  interest-bearing liabilities                                                    107.98%                                106.91%
                                                                                  ======                                 ======

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

Provision for Loan Losses Management of the Corporation elected to not record additional loan loss provisions during the first three months of 1996 and 1995 as a result of reduced levels of non-performing and other classified assets (refer to "Financial Condition" for additional discussion).

As of March 31, 1996, and December 31, 1995, the Corporation's allowance for loan losses were $8.1 million and $8.2 million, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance won't be necessary, which could adversely affect the Corporation's results of operations.

Non-Interest Income Non-interest income increased by $1.8 million or 57.1% during the three months ended March 31, 1996, compared to the same period in the previous year. This increase was principally due to a $1.4 million increase in gain on sales of mortgage loans due primarily to the recognition of $0.9 million in gains from the Corporation's adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). The Corporation adopted SFAS 122 in the second quarter of 1995.

Excluding the effect of SFAS 122, gain on sales of mortgage loans increased by $551,000 or approximately 390% during the three months ended March 31, 1996, compared to the same period in the previous year. This increase was due to a $76.2 million increase in the Corporation's mortgage loan sales during the most recent period. This increase was primarily attributable to a declining interest rate environment during 1995, as previously described, which increased consumer demand for fixed-rate loans. The Corporation sells substantially all of its fixed-rate loan production in the secondary market. Recent increase in market interest rates, however, may reduce consumers' preferences for fixed-rate mortgage loans which could reduce the Corporation's gains on sales of mortgage loans in future periods.

Retail banking fees increased by $512,000 or 28.6% during the three months ended March 31, 1996, compared to the same period in the previous year.
This increase was due primarily to a general increase in deposit-related service charges and a 21.5% increase since December 31, 1994, in the number of checking accounts serviced by the Corporation. Approximately 42% of this growth came from banking offices opened or acquired in 1995 and 1996.

Commissions on annuity and insurance sales increased by $213,000 or 76.8% during the three months ended March 31, 1996, compared to the same period in the previous year. This increase was primarily attributable to an increase in sales of tax deferred annuity products and the receipt during the most recent period of a commission bonus for credit life insurance policies sold in 1995.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

Loan servicing fees decreased by $433,000 or 67.9% during the three months ended March 31, 1996, compared to the same period in the previous year. This decrease was primarily caused by losses related to the Corporation's mortgage servicing rights. A declining interest rate environment in 1995 resulted in an increase in mortgage refinance activity during the most recent period which resulted in increased loan prepayment activity. As a result of this activity, the value of the Corporation's mortgage servicing rights was estimated to have declined by $523,000. Recent increases in market interest rates, however, may slow prepayment activity which could result in reduced losses on the Corporation's mortgage servicing rights in future periods, although there can be no assurances.

Excluding the effects of the aforementioned loss, loan servicing fees would have increased by $91,000 or 14.2%. This increases was primarily attributable to a $342.2 million or 42.7% increase in average mortgage loans serviced for third parties during the most recent period compared to the same period in the previous year. This growth was primarily attributable to the Corporation's purchase of mortgage servicing rights relating to $287.7 million of mortgage loans during the second quarter of 1995. Also contributing to the growth, however, was the Corporation's own originations of fixed-rate, single-family residential loans which were sold in the secondary market. As is the Corporation's normal practice, the servicing rights to such loans were generally retained after the sale.

Other non-interest income increased by $114,000 or 49.2% during the three months ended March 31, 1996, compared to the same period in the previous year. This increase was due primarily to the recognition of gains under SFAS 122 on mortgage loans the Corporation originated as agent for the Wisconsin State Veterans Administration ("State VA") and Wisconsin Housing Economic Development Authority ("WHEDA").

Non-Interest Expense Non-interest expense increased by $1.0 million or 12.3% during the three months ended March 31, 1996, compared to the same period in the previous year. The following paragraphs discuss the primary reasons for this change.

Compensation and employee benefits increased by $428,000 or 9.8% during the three months ended March 31, 1996, compared to the same period in the previous year. This increase was due in part to normal annual merit increases as well as the Corporation's recent purchase of RFC, which added 42 employees and four banking locations to the Corporation's operations. In addition, since the first quarter of 1995 the Corporation has opened grocery store banking facilities in Neenah, Sheboygan, Green Bay, and Eau Claire, Wisconsin. Within the next several months, the Corporation intends to open up to three retail banking facilities in new

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES and existing market areas of Wisconsin, although there can be no assurances. As of March 31, 1996, the Corporation employed 626 full-time equivalent employees. This compares to 623 and 586 at December 31, 1995, and March 31, 1995, respectively.

During the most recent quarter the Corporation closed two retail banking facilities located in La Crosse and West Salem, Wisconsin. The Corporation transferred the customer accounts serviced at these locations to other nearby facilities.

Occupancy and equipment expense increased by $226,000 or 15.5% during the three months ended March 31, 1996, compared to the same period in the previous year. This increase was primarily attributable to the RFC purchase and the opening of the aforementioned grocery store banking facilities in the Corporation's market areas. In addition, in July 1995 the Corporation completed the construction of a separate facility located in La Crosse, Wisconsin, which houses a large portion of the Corporation's retail support operations.

Advertising and marketing expense decreased by $297,000 or 52.7% during the three months ended March 31, 1996, compared to the same period in the previous year. This decrease was due primarily to a decrease in expenditures related to savings and certificate of deposit promotions, check promotions, and other customer mailings.

Federal insurance premiums increased by $126,000 or 15.5% during the three months ended March 31, 1996, compared to the same period in the previous year. This increase was primarily attributable to increases in the Corporation's deposit liabilities (refer to "Financial Condition" for additional discussion). Also, refer to Note 3 of the Corporation's Consolidated Financial Statements for a discussion of a significant expense that could be incurred by the Corporation as a result of pending federal legislation relating to the recapitalization of the Savings Association Insurance Fund ("SAIF").

Other non-interest expenses increased by $557,000 or 34.4% during the three months ended March 31, 1996, compared to the same period in the previous year. This increase was due primarily to increased usage by the Corporation's customers of automated teller machines ("ATMs") owned by other financial institutions and an increase in fees paid to originate education loans due principally to an increase in the origination of such loans. Also contributing to the increase, however, were goodwill amortization, computer system conversion expenses, and various professional fees related to the RFC acquisition.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

Income Tax Expense Income tax expense for the three months ended March 31, 1996 and 1995, was $1.8 million and $1.0 million, respectively, on pretax income of $4.9 million and $2.8 million, respectively. The effective tax rates for the three months ended March 31, 1996 and 1995, were 37.4% and 34.2%, respectively. The Corporation's effective tax rate has increased in recent periods due to a higher mix of taxable earnings in the State of Wisconsin relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary. The change in mix was due in part to the acquisition of RFC and increased earnings from certain of the Corporation's Wisconsin-based subsidiaries.


Financial Condition

The Corporation's total assets declined by $20.4 million or 1.5% during the three months ended March 31, 1996. This decline was primarily the result of an $18.4 million or 5.5% decrease in the aggregate of the Corporation's investment and mortgage-backed security portfolios. These decreases were principally due to periodic maturities or normal amortization of the mortgage loans that support the mortgage-backed securities. The proceeds from such maturities and/or amortization were used to reduce overnight borrowings at the Federal Home Loan Bank ("FHLB") of Chicago.

The Corporation's loans held for investment also decreased by $4.2 million or 0.5% during the three month period ended March 31, 1996, but such was offset by a $6.6 million or 27.7% increase in loans held for sale during the same period. These changes were primarily the result of a significant decrease in market interest rates during 1995, as previously described, which encouraged borrowers to refinance existing fixed-rate mortgage loans at lower rates of interest and to refinance adjustable-rate mortgage loans into fixed-rate mortgage loans. Since the Corporation generally sells all of its fixed-rate loan production, the Corporation experienced an increase in loans held for sale and a decline in loans held for investment. Recent increases in market interest rates, however, may slow or reverse this trend in future periods.

Deposit liabilities increased by $25.9 million or 2.7% during the three months ended March 31, 1996. The majority of this growth occurred in the Corporation's certificate of deposit accounts. Also contributing to the increase, however, was an increase in non-interest-bearing deposits and custodial accounts.

FHLB advances and other borrowings decreased by $44.9 million or 13.9% during the three months ended March 31, 1996. This decrease was due primarily to increases in the Corporation's deposit liabilities and decreases in its investment and mortgage-backed security portfolios, as previously described.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) were $1.5 million or 0.11% of total assets at March 31, 1996, compared to $1.4 million or 0.10% at December 31, 1995. The Corporation's other classified assets were $9.2 million or 0.66% of total assets at March 31, 1996, compared to $10.0 million or 0.72% at December 31, 1995.


Asset/Liability Management

The Corporation manages the exposure of its operations to changes in interest rates by monitoring its ratio of interest-earning assets to interest-bearing liabilities within specified maturities and/or repricing dates. Management has sought to control this ratio, thereby improving the Corporation's ability to adjust its operations to changes in interest rates, by, among other things, selling substantially all new originations of long-term, fixed-rate, single-family mortgage loans in the secondary market, investing in adjustable-rate or medium-term, fixed-rate, single-family residential loans, investing in short- to medium-term CMOs, and to a lesser degree, investing in consumer loans, which generally have shorter terms to maturity and higher interest rates than mortgage loans.

The Corporation also originates multi-family residential and commercial real estate loans, which generally have adjustable or floating interest rates and/or shorter terms to maturity than conventional single-family residential loans. It is management's intent to hold the percentage of mix of multi-family residential and commercial real estate loans in the Corporation's portfolio near current levels.

Long-term, fixed-rate, single-family mortgage loans originated for sale in the secondary market are generally committed for sale at the time the interest rate is locked with the borrower. As such, these loans pose little interest rate risk to the Corporation.

Although management believes that its asset/liability management strategies have reduced the potential effects of changes in interest rates on the Corporation's operations, material and prolonged changes in interest rates would adversely affect the Corporation's operations because the Corporation's interest-bearing liabilities which mature or reprice within one year are greater than the Corporation's interest-earning assets which mature or reprice within the same period. Alternatively, material and prolonged decreases in interest rates may benefit the Corporation's operations.

The table on the next page summarizes the anticipated maturities or repricing of the Corporation's interest-earning assets and interest-bearing liabilities as of March 31, 1996.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  More Than       More Than      More Than
                                                    6 Months       6 Months       1 Year to     3 years to     Over
Dollars in thousands                                or Less       to 1 Year        3 Years        5 years     5 Years       Total
- -----------------------------------------------------------------------------------------------------------------------------------
Earning assets (1):
Mortgage and other loans:
  Fixed                                         $    67,609    $   23,704    $     46,019   $   29,129   $   34,353   $     200,814
  Variable                                          147,067       149,516         207,849        5,345           -          509,777
Consumer loans                                      154,917        21,089          56,725       16,362        5,771         254,864
Mortgage-backed and related securities               25,928        19,026          62,807       60,161       79,626         247,548
Investment securities and other earning assets       63,711         2,827          13,994        2,000       14,764          97,296
- -----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                          $   459,232    $  216,162    $    387,394   $  112,997   $  134,514   $   1,310,299
===================================================================================================================================
Interest-bearing liabilities (2):
Deposit liabilities:
  Regular savings and checking accounts (3)         144,181            -               -             -           -          144,181
  Money market deposit accounts                     113,646            -               -             -           -          113,646
  Variable-rate IRA accounts                          3,761            -               -             -           -            3,761
  Time deposits                                     444,081       111,151          81,987       17,141           31         654,391
Borrowings                                          181,562        63,634          28,962        3,214           37         277,409
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities            $   887,231    $  174,785    $    110,949   $   20,355   $       68   $   1,193,388
===================================================================================================================================
Excess (deficiency) of earning assets over
  interest-bearing liabilities                  $  (427,999)   $   41,377    $    276,445   $   92,642   $  134,446
===================================================================================================================================
Cumulative excess (deficiency) of earning
  assets over interest-bearing liabilities      $  (427,999)   $ (386,622)   $   (110,177)  $  (17,535)  $  116,911
===================================================================================================================================
Cumulative excess (deficiency) of earning
  assets over interest-bearing liabilities as
  a percentage of total assets                       -30.97%       -27.97%          -7.97%       -1.27%        8.46%
===================================================================================================================================
Cumulative interest-sensitive assets as a
  percentage of interest-sensitive liabilities        51.76%        63.60%          90.61%       98.53%      109.80%
===================================================================================================================================

(1) The mortgage prepayment assumptions used reflect the Corporation's historical experience which is more conservative than the OTS's prepayment assumptions. Non-accrual loans totaling $1.2 million have been excluded from the loan categories. Loans held for sale totaling $30.6 million are included in the "six months or less" loan category.

(2)   Does not include non-interest-bearing checking accounts.

(3) If regular savings and checking accounts were deemed to reprice after one year, rather than within six months, the Corporation's one-year cumulative interest sensitivity gap would have been $(242.4) million or -17.54% of total assets.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of U.S. Government, federal agency, and other securities. Regulations currently in effect require the Bank to maintain liquid assets maturing in five years or less of not less than 5% of its net withdrawable accounts and short-term borrowings, of which liquid assets maturing in one year or less must consist of not less than 1%. The Bank's long-term regulatory liquidity ratio averaged 5.4% during the three months ended March 31, 1996, and was 5.1% on March 31, 1996.

The Corporation's stockholder's equity ratio as of March 31, 1996, was 6.85% of total assets. The Corporations long-term objective is to maintain its stockholders' equity ratio in a range of approximately 6.7% to 7.2%, which is consistent with return on asset and return on equity goals of 1% and 15%, respectively.

The Corporation paid cash dividends of $917,000 and $749,000 during the three months ended March 31, 1996, and 1995, respectively. These amounts equated to dividend payout ratios of 29.9% and 40.0% of the net income in such periods, respectively. It is the Corporation's long-term objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, described in a subsequent paragraph, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

On April 26, 1996, the Board of Directors of the Corporation declared a $0.16 dividend payable on June 7, 1996, to shareholders of record on May 17, 1996.

On January 24, 1995, and January 23, 1996, the Corporation's Board of Directors authorized the repurchase of up to 288,000 and 328,000 shares respectively, of the Corporation's outstanding common stock (the "1995 plan" and "1996 plan", respectively). Such repurchases may be made from time-to-time in open market transactions during the next twelve months as conditions permit (the 1995 plan was extended on additional twelve months on January 23, 1996). The repurchased shares will be held as treasury stock and will be available for general corporate purposes. During 1995, the Corporation repurchased 47,500 shares under the 1995 plan at an average cost of $18.08. Furthermore, as of March 31, 1996, the Corporation had purchased an additional 278,300 shares under the 1995 and 1996 Plans at an average cost of $20.20. As of March 31, 1996, all shares authorized under the 1995 Plan had been repurchased.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision ("OTS"). The Bank's long-term objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At March 31, 1996, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

The OTS has developed a new regulatory capital requirement which will add an interest rate risk component to the current risk-based capital requirements. Thrift institutions with a greater than normal interest rate risk exposure, as computed by the OTS, will be required to take a deduction from their total capital to meet their risk-based capital requirement. The OTS has delayed, until further notice, the implementation of the interest rate risk component pending the testing of the OTS appeals process. Estimates received by the Bank from the OTS for the quarter ended December 31, 1995, indicated that the Bank did not have a greater than normal exposure to interest rate risk. Given this estimate, it is not expected that the Bank will be required to take a deduction against its risk-based capital on future filings, although there can be no assurances.


Forward-Looking Statements

The discussion in this report includes certain forward-looking statements based on current management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions; legislative and regulatory initiatives; monetary and fiscal policies of the Federal government; deposit flows; the cost of funds; general market rates of interest; interest rates on competing investments; demand for loan products; demand for financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolios. Additional factors are described in the Corporation's other reports filed with the Securities and Exchange Commission.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                           Part II--Other Information

                                 March 31, 1996


Item 1--Legal Proceedings.

Refer to Note 3 of the Corporation's Consolidated Financial Statements.

Item 2--Changes in Securities.

Not applicable.

Item 3--Defaults Upon Senior Securities.

Not applicable.

Item 4--Submission of Matters to Vote of Security Holders.

The Corporation held its Annual Meeting of Shareholders on April 26, 1996. The following matters were voted upon at the Annual Meeting of Shareholders:

1. The election of four nominees for the Board of Directors, who will serve for a three-year term, and one director, who will serve for a one-year term, in each case until their successors are elected and qualified, was voted upon by the Corporation's shareholders. The nominees, all of whom were elected, are set forth in the table below. The Inspector of Election certified the following vote tabulations:


                              FOR           WITHHELD
                         -------------    ------------

   Nominees for Director for Three-year Term Expiring in 1999:

   John F. Leinfelder    5,448,918.207      8,449.054
   David C. Mebane       5,438,326.207     19,041.054
   Dale A.  Nordeen      5,444,934.207     12,433.054
   Thomas W. Schini      5,448,866.207      8,501.054

   Nominee for Director for One-Year Term expiring in 1997:

   John T. Bennett       5,446,861.082     10,506.179


2. Ratification of the appointment by the Board of Directors of Ernst & Young as the Corporation's independent auditors for the year ending December 31, 1996:

                                 FOR         AGAINST     ABSTENTIONS
                           -------------   ----------    -----------

                           5,436,109.893   10,248.604     11,008.764

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                                 March 31, 1996


Item 5--Other Information.

Not applicable.

Item 6--Exhibits and Reports on Form 8-K.

The Corporation filed a report on Form 8-K/A on February 2, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST FEDERAL CAPITAL CORP


Date:  May 3, 1996                 By:  /s/Thomas W. Schini
                                        ------------------------------------
                                        Thomas W. Schini, Chairman
                                        of the Board, President, and
                                        Chief Executive Officer
                                        (duly authorized officer)


Date:  May 3, 1996                 By:  /s/Jack C. Rusch
                                        ------------------------------------
                                        Jack C. Rusch,
                                        Executive Vice President,
                                        Treasurer, and Chief
                                        Financial Officer