Form 10-Q
period 1996-06-30
FIRST FEDERAL CAPITAL CORP
filed 1996-08-13
CIK 851207

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended....................................June 30, 1996

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition quarter from.....................to.........................

Commission file number..................................................0-18046


                             FIRST FEDERAL CAPITAL CORP
               ------------------------------------------------------
               (Exact name of Registrant as specified in its charter)


             Wisconsin                                        39-1651288
  -------------------------------                          -------------------
  (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)


          605 State Street
        La Crosse, Wisconsin                                      54601
- - ---------------------------------------                        ----------
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

Class: Common Stock--$.10 Par Value    Outstanding at August 14, 1996: 6,191,277
       ----------------------------                                    ---------

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                  Consolidated Statements of Financial Condition

                       June 30, 1996, and December 31, 1995

                                                                          June 30                  December 31
                                                                           1996                       1995
    ASSETS                                                              (Unaudited)
    Cash and due from banks                                           $   20,529,692             $   30,384,484
    Interest-bearing deposits                                             15,649,691                  4,051,288
    Investment securities available for sale, at
      fair value                                                          66,641,933                 80,325,428
    Mortgage-backed and related securities:
      Available for sale, at fair value                                   71,128,147                 84,172,997
      Held for investment, at cost (fair value of
      $156,597,230 and $169,365,825,
      respectively)                                                      161,377,663                171,493,244
    Loans held for sale                                                   12,725,435                 23,976,063
    Loans held for investment, net                                       968,190,739                932,083,879
    Federal Home Loan Bank stock                                          14,764,000                 16,855,100
    Accrued interest receivable, net                                      10,576,522                 10,133,211
    Office properties and equipment                                       26,682,736                 27,176,063
    Mortgage servicing rights, net                                        11,495,303                 10,292,604
    Intangible assets                                                      5,430,988                  5,642,719
    Other assets                                                           3,970,305                  5,891,607
                                                                      --------------             --------------
      Total assets                                                    $1,389,163,154             $1,402,478,687
                                                                      ==============             ==============
    LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposit liabilities                                               $  998,967,949             $  969,422,519
    Federal Home Loan Bank advances and
      other borrowings                                                   279,530,033                322,295,781
    Advance payments by borrowers for taxes and
      insurance                                                            8,124,264                  3,740,518
    Accrued interest payable                                               2,155,832                  2,632,658
    Other liabilities                                                      5,107,138                  5,448,217
                                                                      --------------             --------------
      Total liabilities                                                1,293,885,216              1,303,539,693
                                                                      --------------             --------------
    Preferred stock, $.10 par value, 5,000,000
      shares authorized, none outstanding                                    -                          -
    Common stock, $.10 par value, 20,000,000
      shares authorized, 6,628,468 and 6,612,305
      shares issued and outstanding, including
      397,300 and 47,500 shares of treasury stock,
      respectively                                                           662,847                    661,231
    Additional paid-in capital                                            35,463,499                 35,192,795
    Unearned restricted stock                                               (595,026)                  (817,250)
    Securities valuation allowance, net                                   (2,978,240)                (1,609,161)
    Retained earnings                                                     70,776,921                 66,370,129
    Treasury stock, at cost                                               (8,052,063)                  (858,750)
                                                                      --------------             --------------
      Total stockholders' equity                                          95,277,938                 98,938,994
                                                                      --------------             --------------
    Commitments and contingencies (Note 3)
                                                                      --------------             --------------
      Total liabilities and stockholders' equity                      $1,389,163,154             $1,402,478,687
                                                                      ==============             ==============

    See accompanying notes to consolidated financial statements.

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                       Consolidated Statements of Operations

                     Three Months Ended June 30, 1996 and 1995

                                                                                   Three Months Ended
                                                                                        June 30
                                                                        -----------------------------------------
                                                                            1996                        1995
                                                                        (Unaudited)                   (Unaudited)
    Interest on loans                                                    $19,962,938                $16,013,100
    Interest on mortgage-backed and related
      securities                                                           3,710,438                  4,002,084
    Interest and dividends on investments                                  1,353,256                  1,664,363
                                                                         -----------                -----------
      Total interest income                                               25,026,632                 21,679,547
                                                                         -----------                -----------
    Interest on deposit liabilities                                       11,485,572                  9,555,078
    Interest on FHLB advances and other borrowings                         3,734,776                  3,974,681
                                                                         -----------                -----------
      Total interest expense                                              15,220,348                 13,529,759
                                                                         -----------                -----------
      Net interest income                                                  9,806,284                  8,149,788
    Provision for loan losses                                               --                         --
                                                                         -----------                -----------
      Net interest income after
        provision for loan losses                                          9,806,284                  8,149,788
                                                                         -----------                -----------
    Retail banking fees and service charges                                2,531,240                  2,041,450
    Commissions on annuity and insurance sales                               516,173                    228,322
    Loan servicing fees                                                      624,387                    649,064
    Gain on sales of loans                                                 1,134,187                    782,869
    Gain (loss) on sale of investment securities                            (136,408)                    10,548
    Other income                                                             286,775                    423,244
                                                                         -----------                -----------
      Total non-interest income                                            4,956,354                  4,135,497
                                                                         -----------                -----------
    Compensation and employee benefits                                     4,912,324                  4,594,150
    Occupancy and equipment                                                1,633,883                  1,387,215
    Federal deposit insurance premiums                                       552,446                    440,268
    Advertising and marketing                                                455,026                    562,114
    Other expenses                                                         1,982,935                  1,622,004
                                                                         -----------                -----------
      Total non-interest expense                                           9,536,614                  8,605,751
                                                                         -----------                -----------
      Income before income taxes                                           5,226,024                  3,679,534
    Income tax expense                                                     1,969,546                  1,311,601
                                                                         -----------                -----------
      Net income                                                         $ 3,256,478                $ 2,367,933
                                                                         ===========                ===========

    Primary earnings per share                                           $      0.48                $      0.38
    Fully-diluted earnings per share                                            0.48                       0.38
    Dividends paid per share                                                    0.16                       0.14

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                       Consolidated Statements of Operations

                      Six Months Ended June 30, 1996 and 1995


                                                                                   Six Months Ended
                                                                                        June 30
                                                                         --------------------------------------
                                                                            1996                       1995
                                                                         (Unaudited)                (Unaudited)
    Interest on loans                                                    $39,970,797                $31,027,373
    Interest on mortgage-backed and related
      securities                                                           7,583,090                  8,070,017
    Interest and dividends on investments                                  2,815,625                  3,340,856
                                                                         -----------                -----------
      Total interest income                                               50,369,512                 42,438,246
                                                                         -----------                -----------
    Interest on deposit liabilities                                       22,941,506                 17,878,271
    Interest on FHLB advances and other borrowings                         8,067,426                  8,193,775
                                                                         -----------                -----------
      Total interest expense                                              31,008,932                 26,072,046
                                                                         -----------                -----------
      Net interest income                                                 19,360,580                 16,366,200
    Provision for loan losses                                               --                         --
                                                                         -----------                -----------

      Net interest income after
        provision for loan losses                                         19,360,580                 16,366,200
                                                                         -----------                -----------
    Retail banking fees and service charges                                4,834,795                  3,833,216
    Commissions on annuity and insurance sales                             1,005,386                    504,983
    Loan servicing fees                                                      828,962                  1,286,544
    Gain on sales of loans                                                 2,680,728                    923,901
    Gain (loss) on sale of investment securities                            (190,137)                    10,548
    Other income                                                             631,253                    654,177
                                                                         -----------                -----------
      Total non-interest income                                            9,790,987                  7,213,369
                                                                         -----------                -----------
    Compensation and employee benefits                                     9,718,649                  8,972,336
    Occupancy and equipment                                                3,310,957                  2,838,762
    Federal deposit insurance premiums                                     1,114,450                    877,009
    Advertising and marketing                                                721,534                  1,125,599
    Other expenses                                                         4,158,462                  3,240,697
                                                                         -----------                -----------
      Total non-interest expense                                          19,024,052                 17,054,403
                                                                         -----------                -----------
      Income before income taxes                                          10,127,515                  6,525,166
    Income tax expense                                                     3,801,712                  2,284,919
                                                                         -----------                -----------
      Net income                                                         $ 6,325,803                $ 4,240,247
                                                                         ===========                ===========

    Primary earnings per share                                           $      0.93                $      0.69
    Fully-diluted earnings per share                                            0.93                       0.69
    Dividends paid per share                                                    0.30                       0.27

                      FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows

                       Three Months Ended June 30, 1996 and 1995

                                                                                  Three Months Ended
                                                                                       June 30
                                                                         ---------------------------------------
                                                                            1996                       1995
                                                                         (Unaudited)                (Unaudited)
    Cash flows from operating activities:
      Net income                                                        $  3,256,478               $  2,367,933
      Adjustments to reconcile net income to net
        cash provided (used) by operations:
        Depreciation and amortization                                      1,442,264                  1,130,408
        Gains on sales of loans                                             (997,779)                  (793,417)
        Increase in accrued interest receivable                             (149,674)                  (430,128)
        Decrease in accrued interest payable                                (490,981)                  (118,408)
        Decrease in current and deferred income taxes                       (672,205)                  (764,914)
        Other, net                                                          (174,352)                   (51,788)
                                                                        ------------               ------------

          Net cash provided by operations before loan
            originations and sales                                         2,213,751                  1,339,686
        Loans originated for sale                                        (60,677,284)               (43,151,775)
        Sales of loans originated for sale                                78,708,775                 33,701,577
                                                                        ------------               ------------
          Net cash (used) provided by operations                          20,245,242                 (8,110,512)
                                                                        ------------               ------------
    Cash flows from investing activities:
      Net increase in interest-bearing deposits                           (6,836,121)                (1,939,961)
      Purchases of investment securities                                  (6,201,585)                (4,485,329)
      Maturities of investment securities                                 10,093,316                  4,080,768
      Sales of investment securities                                       2,004,640                  5,010,543
      Mortgage-backed and related securities
        principal repayments                                              11,799,635                  5,696,338
      Loans originated for investment                                   (111,669,490)               (73,736,258)
      Loans purchased for investment                                         -                         (100,000)
      Loan principal repayments                                           70,571,963                 45,081,466
      Sales of loans originated for investment                               629,398                    325,968
      Additions to office properties and equipment                          (852,304)                (2,043,411)
      Other, net                                                           2,247,251                   (378,565)
                                                                        ------------               ------------
        Net cash used by investing activities                            (28,213,297)               (22,488,441)
                                                                        ------------               ------------

                                                                                                    (Continued)

                      FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                                                                                  Three Months Ended
                                                                                       June 30
                                                                      ------------------------------------------
                                                                           1996                       1995
                                                                        (Unaudited)                (Unaudited)
    Cash flows from financing activities:
      Net increase in deposit liabilities                               $  3,694,352                $62,697,186
      Long-term advances from Federal Home Loan Bank                         -                       25,000,000
      Repayment of long-term Federal Home Loan
        Bank advances                                                    (33,300,000)                (6,275,000)
      Net increase (decrease) in short-term Federal
        Home Loan Bank borrowings                                         30,422,000                (46,465,000)
      Increase in advance payments to borrowers
        for taxes and insurance                                            3,248,657                  2,778,791
      Purchase of treasury stock                                          (1,571,250)                   -
      Dividends paid                                                        (987,470)                  (814,291)
      Other, net                                                           3,593,465                  1,385,189
                                                                        ------------                -----------
        Net cash provided by financing activities                          5,099,754                 38,306,875
                                                                        ------------                -----------
    Net increase (decrease) in cash                                       (2,868,301)                 7,707,922
    Cash at beginning of period                                           23,397,994                 19,513,219
                                                                        ------------                -----------
        Cash at end of period                                           $ 20,529,693                $27,221,141
                                                                        ============                ===========

    Supplemental disclosures of cash flow information:

      Interest and dividends received on loans
        and investments                                                 $ 21,249,419                $21,249,419
      Interest paid on deposits and borrowings                            13,648,167                 13,648,167
      Income taxes paid                                                    2,078,483                  2,078,483

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                   Six Months Ended June 30, 1996 and 1995



                                                                                   Six Months Ended
                                                                                       June 30
                                                                      ------------------------------------------
                                                                           1996                       1995
                                                                        (Unaudited)                (Unaudited)
    Cash flows from operating activities:
      Net income                                                       $   6,325,803               $  4,240,247
      Adjustments to reconcile net income to net
        cash provided (used) by operations:
        Depreciation and amortization                                      3,309,431                  2,147,216
        Gains on sales of loans                                           (2,490,591)                  (934,449)
        Increase in accrued interest receivable                             (443,311)                (1,120,624)
        Increase (decrease) in accrued interest payable                     (476,826)                    15,920
        Increase in current and deferred income taxes                      1,117,009                     32,799
        Other, net                                                          (669,266)                (1,084,060)
                                                                       -------------               ------------
          Net cash provided by operations before loan
            originations and sales                                         6,672,249                  3,297,049
        Loans originated for sale                                       (150,559,397)               (56,387,071)
        Sales of loans originated for sale                               157,850,150                 43,578,909
                                                                       -------------               ------------
          Net cash provided (used) by operations                          13,963,002                 (9,511,113)
                                                                       -------------               ------------
    Cash flows from investing activities:
      Net increase in interest-bearing deposits                          (11,598,403)                (3,068,331)
      Purchases of investment securities                                 (11,260,884)                (4,485,329)
      Sales of investment securities                                       5,013,779                  5,010,543
      Maturities of investment securities                                 19,256,065                  5,282,408
      Mortgage-backed and related securities
        principal repayments                                              21,040,525                 12,366,173
      Loans originated for investment                                   (189,202,124)              (135,319,631)
      Loans purchased for investment                                          (2,000)                (1,968,075)
      Loan principal repayments                                          148,992,356                 79,503,693
      Sales of loans originated for investment                             7,995,662                    797,444
      Additions to office properties and equipment                        (1,040,525)                (3,534,870)
      Other, net                                                           5,064,052                 (2,225,655)
                                                                       -------------               ------------
        Net cash used by investing activities                             (5,741,497)               (47,641,630)
                                                                       -------------               ------------

                                                                                                    (Continued)

                       FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                                                                                   Six Months Ended
                                                                                       June 30
                                                                       ----------------------------------------
                                                                           1996                       1995
                                                                        (Unaudited)                (Unaudited)
    Cash flows from financing activities:
      Net increase in deposit liabilities                              $  29,545,430               $ 92,807,908
      Deposits purchased                                                     -                        5,336,084
      Long-term advances from Federal Home Loan Bank                     100,000,000                 25,000,000
      Repayment of long-term Federal Home Loan
        Bank advances                                                   (126,050,000)               (29,225,000)
      Net decrease in short-term Federal Home
        Loan Bank borrowings                                             (22,713,000)               (39,790,000)
      Increase in advance payments to borrowers
        for taxes and insurance                                            4,383,746                  3,895,189
      Purchase of treasury stock                                          (7,193,313)                   -
      Dividends paid                                                      (1,904,583)                (1,563,556)
      Other, net                                                           5,855,423                  1,553,807
                                                                       -------------               ------------
        Net cash provided (used) by financing
          activities                                                     (18,076,297)                58,014,432
                                                                       -------------               ------------
    Net increase (decrease) in cash                                       (9,854,792)                   861,689
    Cash at beginning of period                                           30,384,484                 26,359,452
                                                                       -------------               ------------
        Cash at end of period                                          $  20,529,692               $ 27,221,141
                                                                       =============               ============

    Supplemental disclosures of cash flow information:

      Interest and dividends received on loans
        and investments                                                $  41,317,622               $ 41,317,622
      Interest paid on deposits and borrowings                            26,056,126                 26,056,126
      Income taxes paid                                                    2,257,908                  2,257,908

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                June 30, 1996


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

   (2) Basis of Presentation

   The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results which may be expected for the entire year ending
   December 31, 1996.

   Certain 1995 balances have been reclassified to conform with the 1996 presentation.

   (3) Contingencies

   The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

   In November 1995, the United States Congress passed the Balanced Budget Act of 1995 (the "Act"). Title II of the Act provides, among other things, that the Federal Deposit Insurance Corporation ("FDIC") impose a one-time special assessment against the deposits of financial institutions whose deposits are insured by the Savings Association Insurance Fund ("SAIF"), which would include the deposits of the Bank. Although the Act has been vetoed by the President, it is possible that provisions similar to that of Title II of the Act could be incorporated into final legislation. Management of the Corporation cannot predict, however, when and in what form such legislation would become effective. However, if provisions similar to those included in Title II of the Act are included in final legislation, the special assessment against the

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

   Bank's deposits would be between 70 and 85 basis points per $100 of SAIF-insured deposits. Based on the Bank's deposits as of June 30, 1996, the special assessment would amount to as much as $5.1 million, net of income taxes. Payment of this assessment would have the effect of reducing the Bank's earnings and capital by the amount of the assessment, net of income taxes. Following the payment of the special assessment, it is possible that the Bank would benefit from a reduction in the ongoing insurance premiums paid by SAIF-insured institutions, although there can be no assurances. Such premium is currently 23 cents per $100 in deposits.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                 Item 2--Management's Discussion and Analysis

                                June 30, 1996


   Results of Operations

   Net Income The Corporation's earnings for the three month periods ended June 30, 1996, and 1995, were $3.26 million or $0.48 per share and $2.37 million or $0.38 per share, respectively. The increase in earnings between these two periods was primarily attributable to a $1.7 million increase in net interest income and an $0.8 million increase in total non-interest income. These developments were only partially offset by a $0.9 million increase in total non-interest expense and a $0.7 million increase in income tax expense. Earnings for these two periods represented a return on average assets of 0.96% and 0.79%, respectively, and a return on average equity of 13.83% and 11.83%, respectively.

   The Corporation's earnings for the six month periods ended June 30, 1996 and 1995, were $6.33 million or $0.93 per share and $4.24 million or $0.69 per share, respectively. The increase in earnings between these two periods was primarily attributable to a $3.0 million increase in net interest income and a $2.6 million increase in total non-interest income. These developments were only partially offset by a $2.0 million increase in total non-interest expense and a $1.5 million increase in income tax expense. Earnings for these two periods represented a return on average assets of 0.92% and 0.71%, respectively, and a return on average equity of 13.18% and 10.68%, respectively.

   The following paragraphs discuss the aforementioned changes in the Corporation's earnings in more detail as well as changes in other components of earnings during the three and six month periods ended June 30, 1996 and 1995.

   Net Interest Income Net interest income increased by $1.7 million or 20.3% and $3.0 million or 18.3% during the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in the previous year. Net interest income was favorably impacted by a $149.9 million or 13.2% increase and a $169.1 million or 15.0% increase in the Corporation's average interest-earning assets during the three and six month periods ended June 30, 1996, respectively, as compared to the same periods in the previous year. These increases were primarily due to the purchase of Rock Financial Corp ("RFC") in December 1995. Also contributing to these increases, however, were increases in originations of mortgage and consumer loans that were funded primarily by increases in deposit liabilities (refer to "Financial Condition" for additional discussion).

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

   Also contributing to the increase in net interest during the three month period ended June 30, 1996, as compared to the same period in the previous year, was a fourteen basis point increase in the Corporation's average interest rate spread during the most recent period as compared to the same period in the previous year. Management attributes this increase to a combination of the lag effects of a generally lower interest rate environment throughout 1995, a steeper yield curve in 1996, and the Corporation's negative funding gap position (refer to "Asset/Liability Management" for additional discussion).

   The tables on the next two pages set forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense from interest-bearing liabilities and the resultant average costs, (iii) net interest income, (iv) interest rate spread, (v) net interest margin, and (vi) the ratio of average interest-earning assets to average interest-bearing liabilities. The information is based on average monthly balances during the three and six month periods ended June 30, 1996, and 1995, respectively.

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                                                                    Three Months Ended                  Three Months Ended
    Dollars in thousands                                               June 30, 1996                       June 30, 1995
                                                          -------------------------------------   --------------------------------
                                                          Average                                 Average
                                                          Balance       Interest     Yield/Cost   Balance     Interest  Yield/Cost
    Interest-earning assets:
      Loans held for investment and loans held for sale    $  957,973   $19,963        8.34%    $  772,442    $16,013     8.29%
      Mortgage-backed and related securities                  240,452     3,710        6.17        260,635      4,002     6.14
      Investment securities                                    69,824     1,031        5.91         86,717      1,363     6.29
      Interest-bearing deposits                                 5,062        73        5.77          2,636         47     7.13
      Other earning assets                                     14,764       250        6.77         15,733        255     6.48
                                                           ----------   -------      ------     ----------    -------   ------
        Total interest-earning assets                       1,288,075    25,027        7.77%     1,138,163     21,680     7.62%
                                                                        -------      ======                   -------   ======

    Non-interest-earning assets:
      Office properties and equipment, net                     26,916                               24,349
      Real estate, net                                            176                                   62
      Other non-interest-earning assets                        48,785                               39,826
                                                           ----------                           ----------
        Total assets                                       $1,363,952                           $1,202,400
                                                           ==========                           ==========
    Interest-bearing liabilities:
      Deposit liabilities                                  $  911,665   $11,486        5.04%    $  775,208    $ 9,555     4.93%
      FHLB advances                                           261,621     3,624        5.54        275,909      3,964     5.75
      Other borrowed funds                                     12,429       110        3.54          6,198         11     0.71
                                                           ----------   -------      ------     ----------    -------   ------
        Total interest-bearing liabilities                  1,185,715    15,220        5.13%     1,057,315     13,530     5.12%
                                                                        -------      ======                   -------   ======
    Non-interest-bearing liabilities:
      Non-interest-bearing deposits                            75,750                               57,692
      Other liabilities                                         8,293                                7,328
                                                           ----------                           ----------
        Total liabilities                                   1,269,758                            1,122,335
    Stockholders' equity                                       94,194                               80,065
                                                           ----------                           ----------
        Total liabilities and stockholders' equity         $1,363,952                           $1,202,400
                                                           ==========                           ==========
    Net interest income                                                 $ 9,806                               $ 8,150
                                                                        =======                               =======
    Interest rate spread                                                               2.64%                              2.50%
                                                                                     ======                             ======
    Net yield on interest-earning assets                                               3.05%                              2.86%
                                                                                     ======                             ======
    Average earning assets to average
      interest-bearing liabilities                                                   108.63%                            107.65%
                                                                                     ======                             ======

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                                                                    Six Months Ended                      Six Months Ended
    Dollars in thousands                                             June 30, 1996                         June 30, 1995
                                                           ----------------------------------    ----------------------------------
                                                            Average                                 Average
                                                            Balance      Interest    Yield/Cost     Balance     Interest  Yield/Cost
    Interest-earning assets:
      Loans held for investment and loans held for sale    $  955,406    $39,971       8.37%     $  756,267     $31,027     8.21%
      Mortgage-backed and related securities                  245,733      7,583       6.17         263,428       8,070     6.13
      Investment securities                                    73,446      2,169       5.91          87,634       2,757     6.29
      Interest-bearing deposits                                 4,500        128       5.69           2,760          90     6.52
      Other earning assets                                     15,699        519       6.61          15,617         494     6.33
                                                           ----------    -------     ------      ----------     -------   ------
        Total interest-earning assets                       1,294,784     50,370       7.78%      1,125,706      42,438     7.54%
                                                                         -------     ======                     -------   ======
    Non-interest-earning assets:
      Office properties and equipment, net                     26,986                                23,825
      Real estate, net                                            137                                    81
      Other non-interest-earning assets                        51,303                                39,323
                                                           ----------                            ----------
        Total assets                                       $1,373,210                            $1,188,935
                                                           ==========                            ==========
    Interest-bearing liabilities:
      Deposit liabilities                                  $  903,692    $22,942       5.08%     $  757,763     $17,878     4.72%
      FHLB advances                                           281,448      7,871       5.59         286,512       8,174     5.71
      Other borrowed funds                                     10,247        196       3.83           5,090          20     0.79
                                                           ----------    -------     ------      ----------     -------   ------
        Total interest-bearing liabilities                  1,195,387     31,009       5.19%      1,049,365      26,072     4.97%
                                                                         -------     ======                     -------   ======
    Non-interest-bearing liabilities:
      Non-interest-bearing deposits                            72,783                                53,470
      Other liabilities                                         9,038                                 6,665
                                                           -----------                           ----------
        Total liabilities                                   1,277,208                             1,109,500
    Stockholders' equity                                       96,002                                79,435
                                                           ----------                            ----------
        Total liabilities and stockholders' equity         $1,373,210                            $1,188,935
                                                           ==========                            ==========
    Net interest income                                                  $19,361                                $16,366
                                                                         =======                                =======
    Interest rate spread                                                               2.59%                                2.57%
                                                                                     ======                               ======
    Net yield on interest-earning assets                                               2.99%                                2.91%
                                                                                     ======                               ======
    Average earning assets to average
      interest-bearing liabilities                                                   108.32%                              107.27%
                                                                                     ======                               ======

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

   Provision for Loan Losses Management of the Corporation elected to not record additional loan loss provisions during the first six months of 1996 and 1995 as a result of its low levels of non-performing and other classified assets as well as its low levels of loan and real estate charge-offs (refer to "Financial Condition" for additional discussion).

   As of June 30, 1996, and December 31, 1995, the Corporation's allowance for loan losses were $8.1 million and $8.2 million, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance won't be necessary, which could adversely affect the Corporation's results of operations.

   Non-Interest Income Non-interest income increased by $821,000 or 19.8% during the three months ended June 30, 1996, compared to the same period in the previous year. This increase was principally due to a $490,000 or 24.0% increase in retail banking fees which was due primarily to a general increase in deposit-related service charges and a 23% increase since December 31, 1994, in the number of checking accounts serviced by the Corporation. Approximately 43% of this growth came from banking offices opened or acquired in 1995 and 1996.

   Commissions on annuity and insurance sales increased by $288,000 or approximately 125% during the three months ended June 30, 1996, compared to the same period in the previous year. This increase was primarily attributable to an increase in sales of tax deferred annuity products and sales of credit life insurance policies on consumer loan products.

   Gain on sales of mortgage loans increased by $351,000 or 44.9% during the three months ended June 30, 1996, compared to the same period in the previous year. This increase was due primarily to an increase in gains related to the Corporation's adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). The Corporation adopted SFAS 122 in the second quarter of 1995. Also contributing to the increase was an increase in gain on sales of Federal Housing Authority ("FHA") and Veterans Administration ("VA") loans, due primarily to an increase in origination of such loans during the period.

   Excluding the effect of SFAS 122, gain on sales of mortgage loans increased by $55,000 or 12.3% during the three months ended June 30, 1996, compared to the same period in the previous year. This increase was due to a $45.3 million increase in the Corporation's mortgage loan sales during the most recent period due primarily to a lower interest rate environment in late 1995 and early 1996 which increased consumer demand for fixed-rate loans. The Corporation sells substantially all of its fixed-rate loan production in the secondary market. However, recent increases in market interest rates have reduced consumers' preferences

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES for fixed-rate mortgage loans, in favor of adjustable-rate mortgage loans which could reduce the Corporation's gains on sales of mortgage loans in future periods.

   Gain (loss) on sale of investment securities amounted to ($136,000) and $11,000 during the three months ended June 30, 1996, compared to the same period in the previous year. The loss during the most recent period was principally due to the sale of a portion of the Bank's investment in certain mutual funds.

   Other income decreased by $136,000 or 32.2% during the three months ended June 30, 1996, compared to the same period in the previous year. This decrease was due primarily to timing differences between the receipt of fee income from mortgage loan borrowers for loan closing services such as appraisal fees and abstract fees and the payment for these services to third-party vendors.

   During the six months ended June 30, 1996, non-interest income increased by $2.6 million or 35.7%. This increase was due primarily to a $1.0 million or 26.1% increase in retail banking fees, a $0.5 million or 99.1% increase in commissions on annuity and insurance sales, and a $1.8 million or approximately 190% increase in gain on sales of loans. These increases were partially offset by a $0.2 million decrease in gain (loss) on sale of investments. Reasons for these changes are similar to those discussed in previous paragraphs.

   The increase in non-interest income described in the previous paragraph was partially offset by a $458,000 or 35.6% decrease in loan servicing fees during the six months ended June 30, 1996, compared to the same period in the previous year. This decrease was primarily caused by losses related to the Corporation's mortgage servicing rights. A lower interest rate environment in 1995 and early 1996 resulted in an increase in mortgage refinance activity during the first half of 1996 which resulted in increased loan prepayment activity. As a result of this activity, the value of the Corporation's mortgage servicing rights was estimated to have declined by $623,000. Recent increases in market interest rates, however, have reduced prepayment activity which could result in reduced losses on the Corporation's mortgage servicing rights in future periods, although there can be no assurances.

   Excluding the effects of the aforementioned loss, loan servicing fees would have increased by $165,000 or 12.9%. This increase was primarily attributable to a $289.6 million or 33.5% increase in average mortgage loans serviced for third parties during the six month period ended
   June 30, 1996, compared to the same period in the previous year. This growth was primarily attributable to the Corporation's purchase of mortgage servicing rights relating to $287.7 million of mortgage loans during the second quarter of 1995. Also contributing to the growth,

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES however, was the Corporation's own originations of fixed-rate, single-family residential loans which were sold in the secondary market. As is the Corporation's normal practice, the servicing rights to such loans were generally retained after the sale.

   Non-Interest Expense Non-interest expense increased by $931,000 or 10.8% during the three months ended June 30, 1996, compared to the same period in the previous year. The following paragraphs discuss the primary reasons for this change.

   Compensation and employee benefits increased by $318,000 or 6.9% during the three months ended June 30, 1996, compared to the same period in the previous year. This increase was due in part to normal annual merit increases as well as the Corporation's recent purchase of RFC, which added 42 employees and four banking locations to the Corporation's operations. Also contributing to the increase, however, was a general increase in compensation paid to employees in the Corporation's Residential Lending Division caused primarily by increases in originations of mortgage loans, as previously described. In addition, since March 31, 1995, the Corporation has opened grocery store banking facilities in Neenah, Sheboygan, Green Bay, and Eau Claire, Wisconsin. Within the next several months, the Corporation intends to open up to three retail banking facilities in new and existing market areas of Wisconsin, although there can be no assurances. As of June 30, 1996, the Corporation employed 642 full-time equivalent employees. This compares to 623 and 615 at December 31, 1995, and June 30, 1995, respectively.

   Occupancy and equipment expense increased by $247,000 or 17.8% during the three months ended June 30, 1996, compared to the same period in the previous year. This increase was primarily attributable to the RFC purchase and the opening of the aforementioned grocery store banking facilities in the Corporation's market areas. In addition, in July 1995 the Corporation completed the construction of a separate facility located in La Crosse, Wisconsin, which houses a large portion of the Corporation's retail support operations.

   Federal insurance premiums increased by $112,000 or 25.5% during the three months ended June 30, 1996, compared to the same period in the previous year. This increase was primarily attributable to increases in the Corporation's deposit liabilities (refer to "Financial Condition" for additional discussion).

   Advertising and marketing expense decreased by $107,000 or 19.1% during the three months ended June 30, 1996, compared to the same period in the previous year. This decrease was due primarily to a decrease in expenditures related to savings and certificate of deposit promotions, checking promotions, image advertising, and other customer mailings.

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

   Other non-interest expenses increased by $361,000 or 22.3% during the three months ended June 30, 1996, compared to the same period in the previous year. This increase was due primarily to goodwill amortization associated with the RFC acquisition. Also contributing to the increase, however, was an increase in automated teller machine ("ATM") charges resulting from increased usage by the Corporation's customers of ATMs owned by other financial institutions, and an increase in expenses associated with customer collections and check returns.

   During the six months ended June 30, 1996, non-interest expense increased by $2.0 million or 11.5%. This increase was due primarily to a $746,000 or 8.3% increase in compensation and employee benefits, a $472,000 or 16.6% increase in occupancy and equipment expense, a $237,000 or 27.1% increase in federal insurance premiums, and a $918,000 or 28.3% increase in other expenses. These increases were only partially offset by a $404,000 or 35.9% decrease in advertising and marketing expenses.
   Reasons for these changes were similar to those discussed in previous paragraphs.

   Income Tax Expense Income tax expense for the three months ended
   June 30, 1996 and 1995, was $2.0 million and $1.3 million, respectively, on pretax income of $5.2 million and $3.7 million, respectively. The effective tax rates for the three months ended June 30, 1996 and 1995, were 37.7% and 35.6%, respectively.

   Income tax expense for the six months ended June 30, 1996 and 1995, was $3.8 million and $2.3 million, respectively, on pretax income of $10.1 million and $6.5 million, respectively. The effective tax rates for the six months ended June 30, 1996 and 1995, were 37.5% and 35.0%, respectively.

   The Corporation's effective tax rate has increased in recent periods due to a higher mix of taxable earnings in the State of Wisconsin relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary.


   Financial Condition

   The Corporation's total assets declined by $13.3 million or 0.9% during the six months ended June 30, 1996. This decline was primarily the result of a $36.8 million or 11.0% decrease in the aggregate of the Corporation's investment and mortgage-backed security portfolios. These decreases were principally due to periodic maturities or normal amortization of the mortgage loans that support the mortgage-backed securities. The proceeds from such maturities and/or amortization were used to reduce overnight borrowings at the Federal Home Loan Bank of Chicago ("FHLB").

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

   The Corporation's loans held for investment increased by $36.1 million or 3.9% during the six month period ended June 30, 1996, which was only partially offset by an $11.3 million or 46.9% decrease in loans held for sale during the same period. These changes were primarily the result of a higher interest rate environment in recent months which has encouraged borrowers to shift their preferences to adjustable-rate mortgage loans, rather than fixed-rate mortgage loans. Since the Corporation generally retains all of its adjustable-rate loan production in portfolio, the Corporation has experienced an increase in loans held for investment and a decline in loans held for sale. Also contributing to the increase in loans held for investment, however, were increased originations of second mortgage loans and education loans. The former increase was due primarily to the Corporation's competitive interest rate offerings during the period and the latter was due to enrollment increases at educational institutions in the Corporation's market areas.

   Deposit liabilities increased by $29.5 million or 3.0% during the six months ended June 30, 1996. The majority of this growth occurred in the Corporation's certificate of deposit accounts. Also contributing to the increase, however, was an increase in non-interest-bearing deposits and custodial accounts.

   FHLB advances and other borrowings decreased by $42.8 million or 13.3% during the six months ended June 30, 1996. This decrease was due primarily to increases in the Corporation's deposit liabilities and decreases in its investment and mortgage-backed security portfolios, as previously described.

   The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) were $1.6 million or 0.11% of total assets at June 30, 1996, compared to $1.4 million or 0.10% at December 31, 1995. The Corporation's other classified assets were $10.1 million or 0.84% of total assets at June 30, 1996, compared to $10.0 million or 0.72% at December 31, 1995.


   Asset/Liability Management

   The Corporation manages the exposure of its operations to changes in interest rates by monitoring its ratio of interest-earning assets to interest-bearing liabilities within specified maturities and/or repricing dates. Management has sought to control this ratio, thereby improving the Corporation's ability to adjust its operations to changes in interest rates, by, among other things, selling substantially all new originations of long-term, fixed-rate, single-family mortgage loans in the secondary market, investing in adjustable-rate or medium-term, fixed-rate, single-family residential loans, investing in short- to medium-term CMOs,

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES and to a lesser degree, investing in consumer loans, which generally have shorter terms to maturity and higher interest rates than mortgage loans.

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

   The table on the next page summarizes the anticipated maturities or repricing of the Corporation's interest-earning assets and interest-bearing liabilities as of June 30, 1996.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

- - ------------------------------------------------------------------------------------------------------------------------------
                                                            More Than    More Than    More Than
                                                 6 Months   6 Months     1 Year to    3 years to      Over
Dollars in thousands                              or Less   to 1 Year     3 Years      5 years       5 Years       Total
- - ------------------------------------------------------------------------------------------------------------------------------
Earning assets (1):
Mortgage and other loans:
  Fixed                                         $   55,889    $  18,806       $ 39,699    $ 29,364     $ 30,737   $  174,495
  Variable                                         177,105      133,480        233,116       1,905            -      545,606
Consumer loans                                     157,242       22,535         61,594      19,369        7,846      268,586
Mortgage-backed and related securities              27,240       21,924         69,728      58,582       58,269      235,743
Investment securities and other earning assets      62,351        5,014         15,770           -       14,764       97,899
- - ------------------------------------------------------------------------------------------------------------------------------

  Total earning assets                          $  479,827    $ 201,759       $419,907    $109,220     $111,616   $1,322,329
==============================================================================================================================
Interest-bearing liabilities (2):
Deposit liabilities:
  Regular savings and checking accounts (3)        144,915            -              -           -            -      144,915
  Money market deposit accounts                    118,639            -              -           -            -      118,639
  Variable-rate IRA accounts                         3,882            -              -           -            -        3,882
  Time deposits                                    433,436      130,390         69,760      16,162           29      649,777
Borrowings                                         216,164       31,154         28,963       3,214           35      279,530
- - ------------------------------------------------------------------------------------------------------------------------------

  Total interest-bearing liabilities            $  917,036    $ 161,544        $98,723    $ 19,376     $     64   $1,196,743
==============================================================================================================================

Excess (deficiency) of earning assets over
  interest-bearing liabilities                  $ (437,209)   $  40,215       $321,184    $ 89,844     $111,552
==============================================================================================================================

Cumulative excess (deficiency) of earning
  assets over interest-bearing liabilitie       $ (437,209)   $(396,994)      ($75,810)   $ 14,034     $125,586
==============================================================================================================================

Cumulative excess (deficiency) of earning
  assets over interest-bearing liabilities as
  a percentage of total assets                      -31.47%      -28.58%         -5.46%       0.94%        8.97%
==============================================================================================================================

Cumulative interest-sensitive assets as a
  percentage of interest-sensitive liabilities       52.32%       63.19%         93.56%     101.09%      110.41%
==============================================================================================================================



(1)   The mortgage prepayment assumptions used reflect the Corporation's
      historical experience which is more conservative than the   OTS's
      prepayment assumptions.  Non-accrual loans totaling $1.2 million have been
      excluded from the loan categories.  Loans held for   sale totaling $12.7
      million are included in the "six months or less" loan category.

(2)   Does not include non-interest-bearing checking accounts.

(3) If regular savings and checking accounts were deemed to reprice after one year, rather than within six months, the Corporation's one-year cumulative interest sensitivity gap would have been $(252.1) million or -18.15% of total assets.

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

   Liquidity and Capital Resources

   The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of U.S. Government, federal agency, and other securities. Regulations currently in effect require the Bank to maintain liquid assets maturing in five years or less of not less than 5% of its net withdrawable accounts and short-term borrowings, of which liquid assets maturing in one year or less must consist of not less than 1%. The Bank's long-term regulatory liquidity ratio averaged 5.3% during the six months ended June 30, 1996, and was 5.0% on June 30, 1996.

   The Corporation's stockholder's equity ratio as of June 30, 1996, was 6.86% of total assets. The Corporations long-term objective is to maintain its stockholders' equity ratio in a range of approximately 6.7% to 7.2%, which is consistent with return on asset and return on equity goals of 1% and 15%, respectively.

   The Corporation paid cash dividends of $1.0 million and $0.8 million during the three months ended June 30, 1996 and 1995, respectively, and $1.9 million and $1.6 million during the six months ended June 30, 1996 and 1995, respectively. These amounts equated to dividend payout ratios of 30.8% and 34.4%, respectively, and 28.3% and 36.9%, respectively, of the net income in such periods. It is the Corporation's long-term objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, described in a subsequent paragraph, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

   On July 23, 1996, the Board of Directors of the Corporation declared a $0.16 dividend payable on September 5, 1996, to shareholders of record on August 15, 1996.

   On January 24, 1995, and January 23, 1996, the Corporation's Board of Directors authorized the repurchase of up to 288,000 and 328,000 shares respectively, of the Corporation's outstanding common stock. Such repurchases may be made from time-to-time in open market transactions during the next twelve months as conditions permit (the repurchase plan approved in 1995 was extended an additional twelve months on January 23,
   1996). The repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of June 30, 1996, the Corporation had repurchased 397,300 shares at an average cost of $20.267. As of that date, all 288,000 of the shares authorized under the repurchase plan approved in 1995 had been repurchased.

                    FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

   The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision ("OTS"). The Bank's long-term objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At June 30, 1996, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

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

                                 June 30, 1996


   Item 1--Legal Proceedings.

   Refer to Note 3 of the Corporation's Consolidated Financial Statements.

   Item 2--Changes in Securities.

   Not applicable.

   Item 3--Defaults Upon Senior Securities.

   Not applicable.

   Item 4--Submission of Matters to Vote of Security Holders.

   Not applicable.

   Item 5--Other Information.

   Not applicable.

   Item 6--Exhibits and Reports on Form 8-K.

   Not applicable.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              FIRST FEDERAL CAPITAL CORP


Date:  August 14, 1996                  By:   /s/Thomas W. Schini
       ---------------                        ------------------------------
                                               Thomas W. Schini, Chairman of
                                               the Board, President, and
                                               Chief Executive Officer
                                               (duly authorized officer)


Date:  August 14, 1996                  By:   /s/Jack C. Rusch
       ---------------                        ------------------------------
                                               Jack C. Rusch,
                                               Executive Vice President,
                                               Treasurer, and Chief
                                               Financial Officer