Form 10-Q
period 1996-09-30
FIRST FEDERAL CAPITAL CORP
filed 1996-11-14
CIK 851207

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended...............................September 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition quarter from.....................to.........................

Commission file number..................................................0-18046


                         FIRST FEDERAL CAPITAL CORP
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


             Wisconsin                                        39-1651288
  -------------------------------                        -------------------
  (State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                         Identification No.)


          605 State Street
        La Crosse, Wisconsin                                    54601
---------------------------------------                      ----------
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

Class: Common Stock--$.10 Par Value Outstanding at November 14, 1996: 6,130,559

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                   September 30, 1996, and December 31, 1995

                                                              September 30      December 31
                                                                  1996             1995
ASSETS                                                         (Unaudited)
Cash and due from banks                                      $   25,982,226   $   30,384,484
Interest-bearing deposits                                         5,814,692        4,051,288
Investment securities available for sale, at
  fair value                                                     67,900,780       80,325,428
Mortgage-backed and related securities:
  Available for sale, at fair value                              65,775,271       84,172,997
  Held for investment, at cost (fair value
  of $149,875,879 and $169,365,825,
  respectively)                                                 154,255,381      171,493,244
Loans held for sale                                              12,660,343       23,976,063
Loans held for investment, net                                1,057,538,899      932,083,879
Federal Home Loan Bank stock                                     17,849,000       16,855,100
Accrued interest receivable, net                                 11,306,804       10,133,211
Office properties and equipment                                  26,268,573       27,176,063
Mortgage servicing rights, net                                   11,630,619       10,292,604
Intangible assets                                                 5,325,122        5,642,719
Other assets                                                      7,113,882        5,891,607
                                                             --------------   --------------
  Total assets                                               $1,469,421,592   $1,402,478,687
                                                             ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit liabilities                                          $1,017,798,100   $  969,422,519
Federal Home Loan Bank advances and
  other borrowings                                              334,968,810      322,295,781
Advance payments by borrowers for taxes and
  insurance                                                      10,683,697        3,740,518
Accrued interest payable                                          2,274,787        2,632,658
Other liabilities                                                10,521,538        5,448,217
                                                             --------------   --------------
  Total liabilities                                           1,376,246,932    1,303,539,693
                                                             --------------   --------------
Preferred stock, $.10 par value, 5,000,000
  shares authorized, none outstanding                               -                -
Common stock, $.10 par value, 20,000,000
  shares authorized, 6,636,077 and 6,612,305
  shares issued and outstanding, including
  467,300 and 47,500 shares of treasury
  stock, respectively                                               663,608          661,231
Additional paid-in capital                                       35,527,633       35,192,795
Unearned restricted stock                                          (504,709)        (817,250)
Securities valuation allowance, net                              (2,783,355)      (1,609,161)
Retained earnings                                                69,751,983       66,370,129
Treasury stock, at cost                                          (9,480,500)        (858,750)
                                                             --------------   --------------
  Total stockholders' equity                                     93,174,660       98,938,994
                                                             --------------   --------------
Commitments and contingencies (Note 3)                              -                -
                                                             --------------   --------------
  Total liabilities and stockholders' equity                 $1,469,421,592   $1,402,478,687
                                                             ==============   ==============

See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                    Consolidated Statements of Operations

                Three Months Ended September 30, 1996 and 1995

                                                                   Three Months Ended
                                                                     September 30
                                                            --------------------------------
                                                                  1996             1995
                                                               (Unaudited)      (Unaudited)
Interest on loans                                            $   21,079,686   $   17,033,467
Interest on mortgage-backed and related
  securities                                                      3,539,649        3,875,683
Interest and dividends on investments                             1,369,096        1,605,003
                                                             --------------   --------------
  Total interest income                                          25,988,431       22,514,153
                                                             --------------   --------------
Interest on deposit liabilities                                  11,668,498       10,345,008
Interest on advances and other borrowings                         4,241,572        3,723,608
                                                             --------------   --------------
  Total interest expense                                         15,910,070       14,068,616
                                                             --------------   --------------
  Net interest income                                            10,078,361        8,445,537
Provision for loan losses                                           -                -
                                                             --------------   --------------
  Net interest income after
    provision for loan losses                                    10,078,361        8,445,537
                                                             --------------   --------------
Retail banking fees and service charges                           2,605,868        2,260,393
Commissions on annuity and insurance sales                          660,468          208,141
Loan servicing fees                                                 705,137          702,301
Gain on sales of loans                                              776,674        1,266,332
Loss on sales of investments                                        (62,005)         (37,662)
Other income                                                        429,655          644,687
                                                             --------------   --------------
  Total non-interest income                                       5,115,797        5,044,192
                                                             --------------   --------------
Compensation and employee benefits                                5,080,847        4,730,299
Occupancy and equipment                                           1,540,495        1,457,903
Federal deposit insurance premiums                                  565,305          465,023
Advertising and marketing                                           593,817          514,300
FDIC special assessment                                           5,941,000          -
Other expenses                                                    1,850,039        1,564,165
                                                             --------------   --------------
  Total non-interest expense                                     15,571,503        8,731,690
                                                             --------------   --------------
  Income (loss) before income taxes                                (377,345)       4,758,039
Income tax expense (benefit)                                       (317,434)       1,730,547
                                                             --------------   --------------
  Net income (loss)                                          $      (59,911)  $    3,027,492
                                                             ==============   ==============

Primary earnings per share                                   $         0.00   $         1.18
Fully-diluted earnings per share                                      (0.01)            1.18
Dividends paid per share                                               0.16             0.14

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Nine Months Ended September 30, 1996 and 1995

                                                                   Nine Months Ended
                                                                      September 30
                                                            --------------------------------
                                                                  1996             1995
                                                              (Unaudited)       (Unaudited)
Interest on loans                                              $ 61,050,483     $ 48,060,840
Interest on mortgage-backed and related
  securities                                                     11,122,739       11,945,700
Interest and dividends on investments                             4,184,721        4,945,859
                                                               ------------     ------------
  Total interest income                                          76,357,943       64,952,399
                                                               ------------     ------------
Interest on deposit liabilities                                  34,610,004       28,223,279
Interest on advances and other borrowings                        12,308,998       11,917,383
                                                               ------------     ------------
  Total interest expense                                         46,919,002       40,140,662
                                                               ------------     ------------
  Net interest income                                            29,438,941       24,811,737
Provision for loan losses                                           -                -
                                                               ------------     ------------
  Net interest income after
    provision for loan losses                                    29,438,941       24,811,737
                                                               ------------     ------------
Retail banking fees and service charges                           7,440,663        6,093,609
Commissions on annuity and insurance sales                        1,665,854          713,124
Loan servicing fees                                               1,534,099        1,988,845
Gain on sales of loans                                            3,457,402        2,190,233
Loss on sales of investments                                       (252,142)         (27,114)
Other income                                                      1,060,908        1,298,864
                                                               ------------     ------------
  Total non-interest income                                      14,906,784       12,257,561
                                                               ------------     ------------
Compensation and employee benefits                               14,799,496       13,702,635
Occupancy and equipment                                           4,851,452        4,296,665
Federal deposit insurance premiums                                1,679,755        1,342,032
Advertising and marketing                                         1,315,351        1,639,899
FDIC special assessment                                           5,941,000          -
Other expenses                                                    6,008,501        4,804,862
                                                               ------------     ------------
  Total non-interest expense                                     34,595,555       25,786,093
                                                               ------------     ------------
  Income before income taxes                                      9,750,170       11,283,205
Income tax expense                                                3,484,278        4,015,466
                                                               ------------     ------------
  Net income                                                   $  6,265,892     $  7,267,739
                                                               ============     ============

Primary earnings per share                                     $       0.93     $       1.18
Fully-diluted earnings per share                                       0.92             1.18
Dividends paid per share                                               0.46             0.41

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                Three Months Ended September 30, 1996 and 1995

                                                                     Three Months Ended
                                                                        September 30
                                                              ---------------------------------
                                                                     1996            1995
                                                                  (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                           $     (59,911)    $  3,027,492
  Adjustments to reconcile net income to net
    cash provided (used) by operations:
    Depreciation and amortization                                 1,318,619        1,214,662
    Net gains on sales of loans and other
       investments                                                 (714,669)      (1,228,670)
    Increase in accrued interest receivable                        (730,282)      (1,561,995)
    Increase in accrued interest payable                            118,955          190,402
    Decrease in current and deferred
       income taxes                                              (1,844,841)         (75,711)
    Accrual of FDIC special assessment                            5,941,000          -
    Other, net                                                      (29,686)         224,826
                                                              -------------     ------------
      Net cash provided by operations before loan
        originations and sales                                    3,999,185        1,791,006
                                                              -------------     ------------
    Loans originated for sale                                   (41,294,302)     (64,280,059)
    Sales of loans originated for sale                           41,947,269       60,977,338
                                                              -------------     ------------
      Net cash provided (used) by operations                      4,652,152       (1,511,715)
                                                              -------------     ------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits                9,834,999         (898,813)
  Purchases of investment securities                            (10,555,501)      (2,974,313)
  Sales of investment securities                                  3,008,231        1,062,056
  Maturities of investment securities                             6,211,920        4,808,358
  Mortgage-backed and related securities
    principal repayments                                         12,623,718        7,540,741
  Loans originated for investment                              (153,857,515)     (83,431,845)
  Loans purchased for investment                                 (8,777,119)         -
  Loan principal repayments                                      71,928,401       55,181,169
  Sales of loans originated for investment                          941,833        2,994,843
  Additions to office properties and equipment                     (272,835)      (1,566,637)
  Other, net                                                     (4,336,497)         (20,764)
                                                              -------------     ------------
    Net cash used by investing activities                       (73,250,365)     (17,305,205)
                                                              -------------     ------------

                                                                     (Continued)

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                                                                   Three Months Ended
                                                                      September 30
                                                             ---------------------------------
                                                                   1996             1995
                                                                (Unaudited)      (Unaudited)
Cash flows from financing activities:
  Net increase in deposit liabilities                          $ 18,830,151     $  6,526,703
  Long-term advances from Federal Home
    Loan Bank                                                    32,000,000          -
  Repayment of long-term Federal Home Loan
    Bank advances                                               (28,000,000)     (19,405,000)
  Net increase in short-term Federal Home
    Loan Bank borrowings                                         51,440,000       26,260,000
  Increase in other short-term borrowings                           -                -
  Increase in advance payments by borrowers
    for taxes and insurance                                       2,559,433        1,679,805
  Purchase of treasury stock                                     (1,428,437)         -
  Dividends paid                                                   (993,883)        (814,290)
  Other, net                                                       (356,517)         467,024
                                                             --------------     ------------
    Net cash provided by financing activities                    74,050,747       14,714,242
                                                               ------------     ------------
Net increase (decrease) in cash                                   5,452,534       (4,102,678)
Cash at beginning of period                                      20,529,692       27,221,141
                                                               ------------     ------------
    Cash at end of period                                      $ 25,982,226     $ 23,118,463
                                                               ============     ============

Supplemental disclosures of cash flow information:
  Interest and dividends received on loans
    and investments                                            $ 25,258,149     $ 20,952,158
  Interest paid on deposits and borrowings                       15,791,115       13,878,214
  Income taxes paid                                               1,576,088        1,842,459
  Income taxes refunded                                             120,005           32,083




See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                Nine Months Ended September 30, 1996 and 1995


                                                                   Nine Months Ended
                                                                       September 30
                                                             ---------------------------------
                                                                   1996             1995
                                                               (Unaudited)      (Unaudited)
Cash flows from operating activities:
  Net income                                                  $   6,265,892    $   7,267,739
  Adjustments to reconcile net income to net
    cash provided (used) by operations:
    Depreciation and amortization                                 4,628,050        3,361,878
    Net gains on sales of loans and other
      investments                                                (3,205,260)      (2,163,119)
    Increase in accrued interest receivable                      (1,173,593)      (2,682,619)
    Decrease (increase) in accrued
      interest payable                                             (357,871)         206,322
    Decrease in current and deferred
      income taxes                                                 (727,832)         (42,912)
    Accrual of FDIC special assessment                            5,941,000          -
    Other, net                                                     (698,952)        (859,234)
                                                              -------------    -------------
      Net cash provided by operations before
        loan originations and sales                              10,671,434        5,088,055
                                                              -------------    -------------
    Loans originated for sale                                  (191,853,699)    (120,667,130)
    Sales of loans originated for sale                          199,797,419      104,556,247
                                                              -------------    -------------
      Net cash provided (used) by operations                     18,615,154      (11,022,828)
                                                              -------------    -------------
Cash flows from investing activities:
  Net increase in interest-bearing deposits                      (1,763,404)      (3,967,144)
  Purchases of investment securities                            (21,816,385)      (7,459,642)
  Sales of investment securities                                  8,022,010        6,072,599
  Maturities of investment securities                            25,467,985       10,090,766
  Mortgage-backed and related securities
    principal repayments                                         33,664,243       19,906,914
  Loans originated for investment                              (343,059,639)    (218,751,476)
  Loans purchased for investment                                 (8,779,119)      (1,968,075)
  Loan principal repayments                                     220,920,757      134,684,862
  Sales of loans originated for investment                        8,937,495        3,792,287
  Additions to office properties and equipment                   (1,313,360)      (5,101,507)
  Other, net                                                        727,555       (2,246,419)
                                                              -------------    -------------
    Net cash used by investing activities                       (78,991,862)     (64,946,835)
                                                              -------------    -------------

                                                                     (Continued)

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                                                                  Nine Months Ended
                                                                    September 30
                                                            ---------------------------------
                                                                  1996              1995
                                                               (Unaudited)       (Unaudited)
Cash flows from financing activities:
  Net increase in deposit liabilities                         $  48,375,581     $ 99,334,611
  Deposit purchased                                                 -              5,336,084
  Long-term advances from Federal Home
    Loan Bank                                                   132,000,000       25,000,000
  Repayment of long-term Federal Home Loan
    Bank advances                                              (154,050,000)     (48,630,000)
  Net increase (decrease) in short-term
    Federal Home Loan Bank borrowings                            28,727,000      (13,530,000)
  Increase in other short-term borrowings                         5,000,000          -
  Increase in advance payments by borrowers
    for taxes and insurance                                       6,943,179        5,574,994
  Purchase of treasury stock                                     (8,621,750)         -
  Dividends paid                                                 (2,898,466)      (2,377,846)
  Other, net                                                        498,906        2,020,831
                                                              -------------     ------------
    Net cash provided by financing activities                    55,974,450       72,728,674
                                                              -------------     ------------
Net decrease in cash                                             (4,402,258)      (3,240,989)
Cash at beginning of period                                      30,384,484       26,359,452
                                                              -------------     ------------
    Cash at end of period                                     $  25,982,226     $ 23,118,463
                                                              =============     ============

Supplemental disclosures of cash flow information:
  Interest and dividends received on loans
    and investments                                           $  75,184,350     $ 62,269,780
  Interest paid on deposits and borrowings                       47,276,873       39,934,340
  Income taxes paid                                               4,540,490        4,100,367
  Income taxes refunded                                             392,080           32,083



See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                              September 30, 1996


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

   (2) Basis of Presentation

   The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results which may be expected for the entire year ending December 31, 1996.

   Certain 1995 balances have been reclassified to conform with the 1996 presentation.

   (3) Contingencies

   First Enterprises, Inc. ("FEI"), a wholly-owned subsidiary of the Bank formerly involved in the acquisition and development of hotels, recently received a favorable judgement in a United States District Court awarding it $1.1 million in compensatory damages, plus post-judgement interest on the damages, as well as filing fees and other court costs. The defendant in the action is a well-capitalized money-center bank that provided certain trust services relating to one of FEI's hotel joint ventures in the 1980's.

   In addition to this judgement, FEI also has a pending claim against the defendant for punitive damages which could substantially increase the final award, if any. A hearing on this claim is scheduled for January 1997. The defendant is expected to appeal the judgement as well as vigorously oppose any award of punitive damages. As a result, management of the Corporation is unable to determine the likelihood of a favorable outcome or reliably estimate the amount of the final award, if any. Accordingly, the Corporation has not recognized any portion of the current judgement or possible future punitive damanges in its results of operations.

   The Corporation and its subsidiaries are also engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                 Item 2--Management's Discussion and Analysis

                              September 30, 1996


   Results of Operations

   Overview The Corporation's earnings for the three month period ended September 30, 1996, were $3.5 million or $0.54 per share, excluding the after-tax effect of a special assessment from the Federal Deposit Insurance Corporation or "FDIC" (refer to "Results of Operations-- Non-Interest Expense" for additional discussion). These results compare to earnings of $3.0 million or $0.49 per share for the same period in the previous year. The increase in earnings between these periods was primarily attributable to a $1.6 million increase in net interest income. This development was partially offset by a $0.9 million increase in total non-interest expense and a $0.3 million increase in income tax expense, after excluding the effect of the special assessment from both of these items. Earnings for these two periods represented a return on average assets of 0.99% and 0.98%, respectively, and a return on average equity of 14.44% and 14.64%, respectively, after adjusting for the effect of the special assessment in 1996.

   The Corporation's earnings for the nine month period ended September 30, 1996, were $9.8 million or $1.47 per share (again, excluding the special assessment) compared to $7.3 million or $1.18 per share for the same period in the previous year. The increase in earnings between these two periods was primarily attributable to a $4.6 million increase in net interest income and a $2.6 million increase in total non-interest income. These developments were partially offset by a $2.9 million increase in total non-interest expense and a $1.8 million increase in income tax expense, after excluding the effects of the special assessment from both of these items. Earnings for these two periods represented a return on average assets of 0.95% and 0.81%, respectively, and a return on average equity of 13.60% and 12.03%, respectively, after adjusting for the effect of the special assessment in 1996.

   The following paragraphs discuss the aforementioned changes in the Corporation's earnings in more detail as well as changes in other components of earnings during the three and nine month periods ended September 30, 1996 and 1995.

   Net Interest Income Net interest income increased by $1.6 million or 19.3% and $4.6 million or 18.6% during the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods in the previous year. Net interest income was favorably impacted by a $175.0 million or 15.0% increase and a $171.1 million or 15.0% increase in the Corporation's average interest-earning assets during the three and nine month periods ended September 30, 1996, respectively, as compared to the previous year. These increases were primarily due to the purchase of Rock Financial Corp ("RFC") in December 1995. Also contributing to these

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES increases, however, were increases in originations of mortgage, consumer, and commercial real estate loans that were funded primarily by increases in deposit liabilities and decreases in investment securities (refer to "Financial Condition" for additional discussion).

   Also contributing to the increase in net interest income during the three and nine month periods ended September 30, 1996, as compared to the same period in the previous year, were a ten and five basis point increase, respectively, in the Corporation's average interest rate spread during the most recent periods as compared to the previous year. Management attributes these increases to a combination of the lag effects of a generally lower interest rate environment throughout 1995, a generally steeper yield curve in 1996, and the Corporation's negative funding gap position (refer to "Asset/Liability Management" for additional discussion).

   The tables on the next two pages set forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense from interest-bearing liabilities and the resultant average costs, (iii) net interest income, (iv) interest rate spread, (v) net interest margin, and
   (vi) the ratio of average interest-earning assets to average interest-bearing liabilities. The information is based on average monthly balances during the three and nine month periods ended September 30, 1996 and 1995, respectively.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                                                                 Three Months Ended                         Three Months Ended
Dollars in thousands                                             September 30, 1996                         September 30, 1995
                                                     ----------------------------------------    ----------------------------------
                                                     Average                                     Average
                                                     Balance        Interest      Yield/Cost     Balance     Interest    Yield/Cost
Interest-earning assets:
  Loans held for investment and loans held for sale  $1,018,047      $21,080       8.28%        $806,853       $17,034         8.44%
  Mortgage-backed and related securities                229,893        3,540       6.16          255,389         3,876         6.07
  Investment securities                                  69,535        1,059       6.09           83,445         1,294         6.20
  Interest-bearing deposits                               4,695           52       4.43            2,453            43         7.01
  Other earning assets                                   15,246          256       6.72           15,739           267         6.79
                                                     ----------      -------     ------       ----------       -------      -------
    Total interest-earning assets                     1,337,415       25,987       7.77%       1,163,879        22,514         7.74%
                                                                     -------     ======                        -------      =======
Non-interest-earning assets:
  Office properties and equipment, net                   26,460                                   25,615
  Real estate, net                                          236                                       39
  Other non-interest-earning assets                      50,329                                   40,623
                                                     ----------                               ----------
    Total assets                                     $1,414,441                               $1,230,156
                                                     ==========                               ==========
Interest-bearing liabilities:
  Deposit liabilities                                $  917,487      $11,668       5.09%      $  802,808       $10,346         5.15%
  FHLB advances                                         290,664        4,063       5.59          258,910         3,705         5.72
  Other borrowed funds                                   18,945          179       3.78            7,878            19         0.96
                                                     ----------      -------    -------       ----------       -------      -------
    Total interest-bearing liabilities                1,227,096       15,910       5.19%       1,069,596        14,070         5.26%
                                                                     -------    =======                        -------      =======
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                          82,461                                   69,613
  Other liabilities                                       7,491                                    8,204
                                                     ----------                               ----------
    Total liabilities                                 1,317,049                                1,147,413
Stockholders' equity                                     97,392                                   82,743
                                                     ----------                               ----------
    Total liabilities and stockholders' equity       $1,414,441                               $1,230,156
                                                     ==========                               ==========
Net interest income                                                  $10,077                                   $ 8,444
                                                                     =======                                   =======
Interest rate spread                                                               2.59%                                       2.48%
                                                                                =======                                     =======
Net yield on interest-earning assets                                               3.01%                                       2.90%
                                                                                =======                                     =======
Average earning assets to average
  interest-bearing liabilities                                                   108.99%                                     108.81%
                                                                                =======                                     =======

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

                                                                     Nine Months Ended                Nine Months Ended
Dollars in thousands                                           September 30, 1996                     September 30, 1995
                                                       ------------------------------------    ----------------------------------
                                                       Average                                 Average
                                                       Balance       Interest    Yield/Cost    Balance     Interest    Yield/Cost
Interest-earning assets:
  Loans held for investment and loans held for sale   $  976,287      $61,050       8.34%    $  773,128    $48,061         8.29%
  Mortgage-backed and related securities                 240,453       11,123       6.17        260,748     11,946         6.11
  Investment securities                                   72,142        3,228       5.96         86,237      4,051         6.26
  Interest-bearing deposits                                4,647          180       5.16          2,658        133         6.67
  Other earning assets                                    15,547          777       6.66         15,657        761         6.48
                                                      ----------      -------     ------     ----------    -------       ------
    Total interest-earning assets                      1,309,076       76,358       7.78%     1,138,428     64,952         7.61%
                                                                      -------     ======                   -------       ======
Non-interest-earning assets:
  Office properties and equipment, net                    26,811                                 24,421
  Real estate, net                                           170                                     68
  Other non-interest-earning assets                       50,795                                 39,739
                                                      ----------                             ----------
    Total assets                                      $1,386,852                             $1,202,656
                                                      ==========                             ==========
Interest-bearing liabilities:
  Deposit liabilities                                 $  908,199      $34,610       5.08%    $  772,796    $28,223         4.87%
  FHLB advances                                          284,520       11,933       5.59        277,312     11,879         5.71
  Other borrowed funds                                    13,123          376       3.82          6,021         39         0.86
                                                      ----------      -------     ------     ----------    -------       ------
    Total interest-bearing liabilities                 1,205,842       46,919       5.19%     1,056,129     40,141         5.07%
                                                                      -------     ======                   -------       ======
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                           76,006                                 58,846
  Other liabilities                                        8,528                                  7,161
                                                      ----------                             ----------
    Total liabilities                                  1,290,376                              1,122,136
Stockholders' equity                                      96,476                                 80,520
                                                      ----------                             ----------
    Total liabilities and stockholders' equity        $1,386,852                             $1,202,656
                                                      ==========                             ==========
Net interest income                                                   $29,439                                $24,812
                                                                      =======                                =======
Interest rate spread                                                                2.59%                                  2.54%
                                                                                  ======                                 ======
Net yield on interest-earning assets                                                3.00%                                  2.91%
                                                                                  ======                                 ======
Average earning assets to average
  interest-bearing liabilities                                                    108.56%                                107.79%
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

   As of September 30, 1996, and December 31, 1995, the Corporation's allowance for loan losses were $8.0 million and $8.2 million, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance won't be necessary, which could adversely affect the Corporation's results of operations.

   Non-Interest Income Non-interest income increased by $72,000 or 1.4% during the three months ended September 30, 1996, compared to the same period in the previous year. This increase was principally due to a $452,000 or approximately 220% increase in commissions on annuity and insurance sales during the three months ended September 30, 1996, compared to the same period in the previous year. This increase was primarily attributable to an increase in sales of tax deferred annuity products and sales of credit life insurance policies on consumer loan products.

   Retail banking fees increased by $345,000 or 15.3% which was due primarily to a general increase in deposit-related service charges and a 29.6% increase since December 31, 1994, in the number of checking accounts serviced by the Corporation. Approximately 40% of this growth came from banking offices opened or acquired in 1995 and 1996.

   Gain on sales of mortgage loans decreased by $490,000 or 38.7% during the three months ended September 30, 1996, compared to the same period in the previous year. This decrease was due primarily to a $21.1 million or 33.0% decrease in the Corporation's mortgage loan sales during the most recent quarter as compared to the same quarter in the previous year. The decline in mortgage loan sales was primarily attributable to a rising interest rates in recent periods which shifted borrower preferences to adjustable-rate loans which the Corporation retains in its portfolio.

   Loss on sale of investment securities amounted to $62,000 and $38,000 during the three months ended September 30, 1996, compared to the same period in the previous year. The loss during both periods was principally due to the sale of a portion of the Bank's investment in certain mutual funds.

   Other income decreased by $215,000 or 33.4% during the three months ended September 30, 1996, compared to the same period in the previous year. This decrease was due primarily to a decrease in income recognized on loans that the Bank originates as agent for the State Veteran's

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

   Administration ("State VA") and the Wisconsin Housing and Economic Development Authority ("WHEDA") loans. This decrease was due primarily to the adoption in the third quarter of last year of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). This standard was retroactively adopted in that period for all State VA and WHEDA loan originations made after January 1, 1995.

   Also contributing to the decrease in other income were timing differences between the receipt of fee income from mortgage loan borrowers for loan closing services such as appraisal fees and abstract fees and the payment for these services to third-party vendors.

   During the nine months ended September 30, 1996, non-interest income increased by $2.6 million or 21.6%. This increase was due primarily to a $1.3 million or 22.1% increase in retail banking fees, a $1.3 million or 57.9% increase in gain on sales of loans, and a $1.0 million or approximately 135% increase in commissions on annuity and insurance sales. These developments were partially offset by a $0.2 million increase in losses on sales of investments. Except for the gain on sales of loans, reasons for the changes are similar to those discussed in previous paragraphs.

   The increase in gain on sales of loans during the nine months ended September 30, 1996, compared to the same period in the previous year was due to a $100.4 million or 92.7% increase in the Corporation's mortgage loan sales during the most recent nine month period due primarily to a lower interest rate environment in late 1995 and early 1996 which increased consumer demand for fixed-rate loans. The Corporation sells substantially all of its fixed-rate loan production in the secondary market. However, recent increases in market interest rates have reduced consumers' preferences for fixed-rate mortgage loans, in favor of adjustable-rate mortgage loans which could reduce the Corporation's gains on sales of mortgage loans in future periods.

   The increase in non-interest income described in the previous paragraph was partially offset by a $455,000 or 22.9% decrease in loan servicing fees during the nine months ended September 30, 1996, compared to the same period in the previous year. This decrease was primarily caused by losses related to the Corporation's mortgage servicing rights. A lower interest rate environment in 1995 and early 1996 resulted in an increase in mortgage refinance activity during the first half of 1996 which resulted in increased loan prepayment activity. As a result of this activity, the value of the Corporation's mortgage servicing rights was estimated to have declined by $547,000. Recent increases in market

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES interest rates, however, have reduced prepayment activity which could result in reduced losses on the Corporation's mortgage servicing rights in future periods, although there can be no assurances.

   Excluding the effects of the aforementioned loss, loan servicing fees would have increased by $92,000 or 4.6%. This increase was primarily attributable to a $214.8 million or 33.5% increase in average mortgage loans serviced for third parties during the nine month period ended September 30, 1996, compared to the same period in the previous year. This growth was primarily attributable to the Corporation's purchase of mortgage servicing rights relating to $287.7 million of mortgage loans during the second quarter of 1995. Also contributing to the growth, however, was the Corporation's own originations of fixed-rate, single-family residential loans which were sold in the secondary market. As is the Corporation's normal practice, the servicing rights to such loans were generally retained after the sale.

   Non-Interest Expense Non-interest expense increased by $899,000 or 10.3% and $2.9 million or 11.1% during the three and nine month periods ended September 30, 1996, compared to the previous year (excluding the effect of the FDIC special assessment). Expenses as a percent of average assets during the 1996 periods were 2.72% and 2.76%, respectively (again, excluding the special assessment). This compares to 2.84% and 2.88% during the same periods in the previous year. The following paragraphs discuss the primary reasons for these changes.

   Compensation and employee benefits increased by $351,000 or 7.4% during the three months ended September 30, 1996, compared to the same period in the previous year. This increase was due in part to normal annual merit increases as well as the Corporation's December 1995 purchase of RFC, which added 42 employees and four banking locations to the Corporation's operations. Also contributing to the increase, however, was a general increase in compensation paid to employees in the Corporation's Residential Lending Division caused primarily by increases in originations of mortgage loans, as previously described. In addition, since June 30, 1995, the Corporation has opened grocery store banking facilities in Neenah, Sheboygan, Green Bay, and Eau Claire, Wisconsin. Within the next several months, the Corporation intends to open up to three retail banking facilities in new and existing market areas of Wisconsin. As of September 30, 1996, the Corporation employed 641 full-time equivalent employees. This compares to 623 and 620 at December 31, 1995, and September 30, 1995, respectively.

   Occupancy and equipment expense increased by $83,000 or 5.7% during the three months ended September 30, 1996, compared to the same period in the previous year. This increase was primarily attributable to the RFC purchase and the opening of the aforementioned grocery store banking facilities in the Corporation's market areas. In addition, in July 1995

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES the Corporation completed the construction of a separate facility located in La Crosse, Wisconsin, which houses a large portion of its retail support operations.

   Advertising and marketing expense increased by $80,000 or 15.5% during the three months ended September 30, 1996, compared to the same period in the previous year. This increase was due primarily to an increase in expenditures to outside agencies for advertising and promotion work.

   Federal insurance premiums increased by $100,000 or 21.6% during the three months ended September 30, 1996, compared to the same period in the previous year. This increase was primarily attributable to increases in the Corporation's deposit liabilities (refer to "Financial Condition" for additional discussion).

   The FDIC special assessment was $5.9 million during the three months ended September 30, 1996. This amount represented a one-time charge toward the recapitalization of the Savings Association Insurance Fund ("SAIF"). This charge was determined at 65.7 basis points of the Bank's deposit liabilities at March 31, 1995. All SAIF-insured financial institutions participated in the recapitalization of the deposit insurance fund. Although the payment of the special assessment impacted total results for the quarter, the Bank will receive long-term benefits because of the recapitalization of the fund. Specifically, the Bank's deposit insurance premiums will be reduced by approximately 70% beginning January 1, 1997, when SAIF-insured institutions begin to pay $0.067 per $100 of assessable deposits. Based on current deposit levels, management expects this to contribute approximately $1.0 million, or $0.16 per share, in annual after-tax earnings to the Corporation.

   Other non-interest expenses increased by $286,000 or 18.3% during the three months ended September 30, 1996, compared to the same period in the previous year. This increase was due primarily to goodwill amortization associated with the RFC acquisition. Also contributing to the increase, however, was an increase in automated teller machine ("ATM") charges resulting from increased usage by the Corporation's customers of ATMs owned by other financial institutions, an increase in expenses associated with customer collections and check returns, and an increase in student loan origination fees.

   During the nine months ended September 30, 1996, non-interest expense increased by $2.9 million or 11.1% (excluding the effect of the FDIC special assessment). This increase was due primarily to a $1.1 million or 8.0% increase in compensation and employee benefits, a $555,000 or 12.9% increase in occupancy and equipment expense, a $338,000 or 25.2% increase in federal insurance premiums, and a $1.2 or 25.1% increase in other expenses. Reasons for these changes were similar to those discussed in previous paragraphs.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

   These increases were only partially offset by a $325,000 or 19.8% decrease in advertising and marketing expenses which was primarily attributable to a decrease in expenditures related to savings and certificate of deposit promotions, image advertising, grand openings, and other customer mailings.

   Income Tax Expense Income tax expense for the three months ended September 30, 1996 and 1995, was $2.0 million (excluding the tax effect of the FDIC special assessment) and $1.7 million, respectively, on pretax income of $5.6 million (excluding the special assessment) and $4.8 million, respectively. These results equated to effective tax rates for the two periods of 36.8% and 36.4%, respectively.

   Income tax expense for the nine months ended September 30, 1996 and 1995, was $5.9 million (excluding the tax effect of the FDIC special assessment) and $4.0 million, respectively, on pretax income of $15.7 million (excluding the special assessment) and $11.3 million, respectively. These results equated to effective tax rates for the nine months ended September 30, 1996 and 1995, of 37.3% and 35.6%, respectively.

   The Corporation's effective tax rate has increased in recent periods due to a higher mix of taxable earnings in the State of Wisconsin relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary.


   Financial Condition

   The Corporation's total assets increased by $66.9 million or 4.8% during the nine months ended September 30, 1996. This increase was primarily the result of a $125.5 million or 13.5% increase in loans held for investment. This growth was funded in part by a $48.4 million or 5.0% increase in deposit liabilities. The majority of this growth occurred in time deposit and non-interest-bearing accounts. Also funding the increase in loans held for investment was a $48.1 million or 14.3% aggregate decrease in the Corporation's investment and mortgage-backed security portfolios. These decreases were principally due to periodic maturities or normal amortization of the mortgage loans that support the mortgage-backed securities.

   Contributing to a lesser degree to the funding of loans held for investment was a $12.7 million or 3.9% increase in the aggregate of the Corporation's Federal Home Loan Bank ("FHLB") advances and other borrowings. These increases were due primarily to an increase in overnight borrowings at the FHLB and the utilization of an overnight line of credit from another financial institution.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

   As previously noted, the Corporation's loans held for investment increased by $125.5 million or 13.5% during the nine month period ended September 30, 1996. This growth was only partially offset by an $11.3 million or 47.2% decrease in loans held for sale during the same period. These changes were primarily the result of a higher interest rate environment in recent months which has encouraged borrowers to shift their preferences to adjustable-rate mortgage loans, rather than fixed-rate mortgage loans. Since the Corporation generally retains all of its adjustable-rate loan production in portfolio, the Corporation has experienced an increase in loans held for investment and a decline in loans held for sale. Also contributing to the increase in loans held for investment, however, were increased originations of second mortgage loans, education loans, and commercial real estate loans. The first due to competitive interest rate offerings, the second due to enrollment increases at educational institutions in the Corporation's market areas, and the last due to increased emphasis on commercial real estate lending due to the continued strong economy in the Corporation's market areas.

   The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) were $1.7 million or 0.12% of total assets at September 30, 1996, compared to $1.4 million or 0.10% at December 31, 1995. The Corporation's other classified assets were $10.5 million or 0.72% of total assets at September 30, 1996, compared to $10.0 million or 0.72% at December 31, 1995.


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

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES

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


   Liquidity and Capital Resources

   The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of U.S. Government, federal agency, and other securities. Regulations currently in effect require the Bank to maintain liquid assets maturing in five years or less of not less than 5% of its net withdrawable accounts and short-term borrowings, of which liquid assets maturing in one year or less must consist of not less than 1%. The Bank's long-term regulatory liquidity ratio averaged 5.3% during the nine months ended September 30, 1996, and was 5.1% on September 30, 1996.

   The Corporation's stockholder's equity ratio as of September 30, 1996, was 6.34% of total assets. The Corporations long-term objective is to maintain its stockholders' equity ratio in a range of approximately 6.7% to 7.2%, which is consistent with return on asset and return on equity goals of 1% and 15%, respectively. This ratio is currently less than 6.7% as a result of the FDIC special assessment, as previously described. Management expects the Corporation's capital ratio to return to 6.7% to 7.2% in late 1997 or early 1998.

   The Corporation paid cash dividends of $1.0 million and $0.8 million during the three months ended September 30, 1996 and 1995, respectively, and $2.9 million and $2.4 million during the nine months ended September 30, 1996 and 1995, respectively. These amounts equated to dividend payout ratios of 27.5% and 26.9%, respectively, and 29.3% and 32.7%, respectively, of the net income in such periods (excluding the effect of the FDIC special assessment). It is the Corporation's long-term objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES goal, as previously described, regulatory capital requirements for the Bank, described in a subsequent paragraph, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

   On October 22, 1996, the Board of Directors of the Corporation declared a $0.16 dividend payable on December 5, 1996, to shareholders of record on November 14, 1996.

   The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision ("OTS"). The Bank's long-term objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution).

   At September 30, 1996, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

   The OTS has developed a new regulatory capital requirement which will add an interest rate risk component to the current risk-based capital requirements. Thrift institutions with a greater than normal interest rate risk exposure, as computed by the OTS, will be required to take a deduction from their total capital to meet their risk-based capital requirement. The OTS has delayed, until further notice, the implementation of the interest rate risk component pending the testing of the OTS appeals process. Estimates received by the Bank from the OTS for the quarter ended June 30, 1996, indicated that the Bank did not have a greater than normal exposure to interest rate risk. Given this estimate, it is not expected that the Bank will be required to take a deduction against its risk-based capital on future filings, although there can be no assurances.


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

                             September 30, 1996


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


                                              FIRST FEDERAL CAPITAL CORP


Date:  November 14, 1996                      By: /s/ Thomas W. Schini,
                                                  -----------------------------
                                              Thomas W. Schini, Chairman of the
                                              Board, President, and Chief
                                              Executive Officer (duly
                                              authorized officer)


Date:  November 14, 1996                      By: /s/ Jack C. Rusch
                                                  -----------------------------
                                              Jack C. Rusch, Executive Vice
                                              President, Treasurer, and Chief
                                              Financial Officer