Form 10-K
period 1996-12-31
FIRST FEDERAL CAPITAL CORP
filed 1997-03-12
CIK 851207

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to_______________________

                          Commission file number 0-18046

                          FIRST FEDERAL CAPITAL CORP
            (Exact name of Registrant as specified in its charter)

           WISCONSIN                                               39-1651288
(State or other jurisdiction of                                  (IRS Employer
 incorporation or organization)                                 Identification)

            605 STATE STREET
          LA CROSSE, WISCONSIN                                         54601
(Address of principal executive office)                              (Zip code)

      Registrant's telephone number, including area code:  (608) 784-8000

  Securities registered pursuant to Section 12(b) of the Act: NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as the Registrant has been subject to such requirements), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 25, 1997, the aggregate value of the 6,122,044 shares of Common Stock of the Registrant that were outstanding on such date was approximately $180.6 million. Excluding 757,696 shares held by all directors and officers of the Registrant, the aggregate value of the Common Stock of the Registrant was approximately $158.2 million. These figures are based on the closing price of $29.50 per share of the Registrant's Common Stock on February 25, 1997.

Number of shares of Common Stock outstanding as of February 25, 1997: 6,122,044 (excludes 522,300 shares held as treasury stock)

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                         FORM 10-K TABLE OF CONTENTS

PART I
        Item 1  Business .............................................. 2

        Item 2  Properties ............................................ 14

        Item 3  Legal Proceedings ..................................... 14

        Item 4  Submission of Matters to Vote of Security Holders ..... 14

PART II
        Item 5  Market for Registrant's Common Equity and Related
                Stockholder Matters ................................... 14

        Item 6  Selected Financial Data ............................... 15

        Item 7  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ................... 16

        Item 8  Financial Statements and Supplementary Data ........... 29

        Item 9  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure ................... 53

PART III

        Item 10 Directors and Executive Officers of the Registrant .... 53

        Item 11 Executive Compensation ................................ 53

        Item 12 Security Ownership of Certain Beneficial Owners and
                Management ............................................ 53

        Item 13 Certain Relationships and Related Transactions ........ 53

PART IV
        Item 14 Exhibit Index, Financial Statement Schedules, and
                Reports on Form 8-K ................................... 53

SIGNATURES      ....................................................... 55

EXHIBITS        ....................................................... 57

        The discussion in this report includes certain forward-looking statements based on current management expectations. Examples of factors which could cause future results to differ from management's expectations include, but are not limited to, the following: general economic and competitive conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; general market rates of interest; interest rates on competing investments; interest rates on funding sources; consumer demand for deposit and loan products and services; consumer demand for other financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolios.


                                    PART I

ITEM 1 -- BUSINESS

        This section of the report contains general information about the Corporation, the Bank, and the Bank's wholly-owned subsidiaries (together "the reporting group"). Included in this section is information regarding the reporting group's markets and business environments, significant operating and accounting policies, practices, and procedures, as well as its competitive and regulatory environments. This section should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Part II, Item 8, "Financial Statements and Supplementary Data", as well as other sections of the report.

FIRST FEDERAL CAPITAL CORP

        First Federal Capital Corp (the "Corporation") was incorporated under the laws of the State of Wisconsin in July 1989. In November 1989, the Corporation became the savings and loan holding company for First Federal Savings Bank La Crosse-Madison, La Crosse, Wisconsin (the "Bank"), upon the Bank's conversion from mutual to stock form. The Corporation currently owns all of the outstanding capital stock of the Bank, which is the principal asset of the Corporation. The Corporation's principal office is located at 605 State Street, La Crosse, Wisconsin, 54601, and its telephone number is (608) 784-8000.

FIRST FEDERAL SAVINGS BANK LA CROSSE-MADISON

        The Bank was founded in 1934 and is a federally-chartered, federally-insured, savings bank headquartered in La Crosse, Wisconsin. The Bank's primary business is attracting deposits from the general public through 46 retail banking facilities, including one that opened in January 1997 and one that was closed in February 1997. Such deposits are principally used to originate single-family residential loans from eleven loan production offices as well as eight retail banking facilities where mortgage applications are accepted. The Bank also originates consumer, education, and commercial real estate loans.

        The Bank's primary market areas for conducting such activities consist of the metropolitan areas of La Crosse, Madison, Appleton, Beloit, Eau Claire, Hudson, Janesville, and Wausau, Wisconsin, and surrounding areas, as well as contiguous counties in Iowa and Minnesota. The Bank maintains six retail banking facilities in the La Crosse metropolitan area (including its corporate headquarters), 13 in the Madison metropolitan area, five in the city of Eau Claire, and two in the cities of Appleton, Beloit, Hudson, Janesville, and Neenah, Wisconsin. The Bank also maintains one retail banking facility in the cities of Fond du Lac, Fort Atkinson, Green Bay, Kimberly, Manitowoc, Monroe, Oshkosh, Prairie du Chien, Richland Center, River Falls, Sheboygan, and Viroqua, Wisconsin, as well as separate loan production offices in Janesville and Wausau, Wisconsin.

        The Bank also invests in securities issued by the U.S. government and its agencies and in other investment securities such as corporate bonds and notes, collateralized mortgage obligations ("CMOs"), mortgage- backed securities ("MBSs"), and mutual funds, as permitted by federal laws and regulations.

        The Bank is subject to comprehensive regulation and examination by the Office of Thrift Supervision ("OTS"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is also a member of the Federal Home Loan Bank of Chicago ("FHLB"), which is one of the 12 regional banks which comprise the Federal Home Loan Bank System ("FHLB System").

        The Bank's principal executive offices are located at 605 State Street, La Crosse, Wisconsin, 54601, and its telephone number is (608) 784-8000.

LENDING ACTIVITIES

        GENERAL The principal categories of loans in the Bank's portfolio are residential real estate loans secured by single-family residences, commercial real estate loans secured by multi-family residential and commercial real estate, and consumer loans. Substantially all of the Bank's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA").

        A federally-chartered savings institution has general authority to originate and purchase loans secured by real estate located throughout the United States. In general, however, the Bank's lending activities have concentrated on real estate loans secured by properties located in its primary market areas and within a 300-mile radius of the Bank's headquarters in La Crosse.

        The Bank generally may not make loans to one borrower and related entities in an aggregate amount which exceeds 15% of its unimpaired capital and surplus (as defined by regulations).

        ORIGINATION AND SALE OF LOANS Applications for residential mortgage loans are obtained by employees whose compensation is primarily commission-based, who work at eleven loan origination offices of the Bank (nine of which are co-located with deposit taking offices), as well as commissioned and non-commissioned employees who work at eight deposit-taking offices of the Bank at which such an application may be submitted.

        Applications for multi-family residential and commercial real estate loans are accepted at the Bank's main office in La Crosse and at its downtown Madison and Beloit offices, as well as one of its Appleton offices. All underwriting of mortgage loans is done at the Bank's main office in La Crosse or at one of the Bank's offices in the Madison area. Applications for consumer loans may be taken at all of the deposit-taking offices of the Bank. The majority of consumer loans are approved in La Crosse.

        The Bank is actively involved in securitizing the long-term, fixed-rate, single-family residential loans it originates through programs sponsored by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). Most of the loans securitized in this manner are subsequently sold in the secondary market. The Bank generally sells these loans at the time they are originated in order to decrease the amount of such loans in its loan portfolio. In addition, the Bank generally sells any adjustable-rate mortgage loans that convert to fixed-rate loans in accordance with options granted to such borrowers in the original loan documents. Sales of loans provide additional funds for lending and other purposes and generally have been under terms which do not provide any recourse to the Bank by the purchaser.

        In general, the Bank continues to collect principal and interest payments on loans which it sells to third parties, to inspect the collateral, to make certain insurance and tax advances on behalf of borrowers, and to otherwise service such loans. The Bank pays the purchaser of the loans an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrower. The difference is retained by the Bank and recognized as service fee income over the lives of the loans. The Bank also purchases mortgage servicing rights from third parties for which it receives an agreed-upon fee and for which it performs substantially the same services as it performs on its own originations. For additional discussion refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

        SINGLE-FAMILY RESIDENTIAL AND CONSTRUCTION LOANS Historically, savings institutions such as the Bank have concentrated their lending activities on the origination of loans secured by first mortgage liens on existing single-family residences.

        Since the early 1980s, the Bank has emphasized the retention of only single-family residential mortgage loans which provide for periodic adjustments to the interest rate ("adjustable-rate mortgage loans"). The adjustable-rate mortgage loans originated by the Bank generally have terms of up to 30-years and interest rates which adjust every one to two years in accordance with an index based on the yield on U.S. government securities adjusted to a constant maturity of one or two years, as appropriate. A portion of these loans may guarantee the borrower a fixed rate for the first three years of the loan's term. Furthermore, most of these loans have annual interest rate change limits ranging from 1% to 2% and maximum lifetime interest rates ranging from 11% to 16%. The Bank has not engaged in the practice of using a cap on loan payments, which would allow a borrower's loan balance to increase rather than decrease, resulting in negative amortization. The Bank occasionally offers discounts on the interest rates it offers on its adjustable-rate mortgage loans during the first one to three years of the loan, which has the effect of reducing a borrower's payment during such years. However, the Bank complies with FNMA and FHLMC guidelines in determining a borrower's ability to repay such loans.

        The Bank's adjustable-rate mortgage loan agreements permit some borrowers to convert their adjustable-rate loans to fixed-rate loans under certain circumstances in exchange for a modest fee. Upon conversion, such loans are generally sold in the secondary market.

        Adjustable-rate mortgage loans decrease the Bank's exposure to the risks associated with changes in interest rates, but involve other risks because as interest rates increase the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. These risks have not had any adverse effect on the Bank to date, although no assurances can be made with respect to future periods.

        The Bank continues to originate long-term, fixed-rate mortgage loans in order to provide a full range of products to its customers, but only under terms, conditions and documentation which make such loans eligible for sale to the FHLMC, the FNMA, and other institutional investors. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Bank's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

        Single-family residential loans with principal amounts up to $214,600 may generally be approved by the Bank's staff loan underwriters. The Bank's underwriting supervisor may approve single-family residential loans with principal amounts up to $250,000. Loans between $250,000 and $500,000 must be approved by either the Vice President responsible for mortgage loan processing, closing, and underwriting, the Executive Vice President of the residential lending division, or the President of the Bank. All loans greater than $500,000 must receive final approval from the Bank's Board of Directors.

        The Bank's general policy is to lend up to 80% of the appraised value of the property securing a loan (referred to as the loan-to-value ratio). The Bank occasionally will lend more than 80% of the appraised value of the property, but will obtain private mortgage insurance on behalf of the borrower on the portion of the principal amount of the loan that exceeds 80% of the security property's value. All conventional loans with loan-to-value ratios greater than 90% and without mortgage insurance must be approved by the Board of Directors of the Bank.

        The Bank evaluates the collateral of its residential real estate loans using documentation that complies with applicable regulations. For most of its loans the Bank obtains current appraisals performed by state licensed appraisers. However, exceptions occur in the case of (i) streamlined, rate-reduction refinance loans for which the Bank relies on appraisals in the existing loan files (this procedure is consistent with the guidelines promulgated by FNMA and FHLMC), and (ii) lot loans less than $100,000 for which the Bank relies on the most recent municipal assessment and its knowledge and experience in the respective market.

        The Bank obtains title insurance policies on most first mortgage real estate loans it originates. If title insurance is not obtained or is unavailable, the Bank obtains an abstract of title and title opinion. Borrowers must also obtain hazard insurance prior to closing and, when required by federal regulations, flood insurance. Borrowers may be required to advance funds, along with each monthly payment of principal and interest, to an escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums, and mortgage insurance premiums.

        The Bank utilizes the services of a third party, which reviews loan documents relating to a portion of the Bank's single-family residential loan originations to test compliance with the Bank's regulatory documentation requirements.

        The Bank also originates loans to individuals to construct single-family residences. Construction loans may be made without commitments to purchase the property being constructed and the borrower may not have take-out commitments for permanent financing on hand at the time of origination. Construction loans generally have maturities of 6 to 12 to months and a fixed rate of interest, with payments being made monthly on an interest-only basis. Construction loans are otherwise underwritten and approved in the same manner as other single-family residential loans. Construction loans, however, are generally considered to involve a higher degree of risk than conventional residential mortgage loans. A lender's risk of loss on a construction loan is largely dependent on the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds, if necessary.

        MULTI-FAMILY RESIDENTIAL, COMMERCIAL REAL ESTATE, AND COMMERCIAL CONSTRUCTION LOANS The Bank originates and occasionally purchases participations in mortgage loans that are secured by existing multi-family residential and commercial real estate properties. The Bank's multi-family residential and commercial real estate lending activities (together "commercial real estate lending") are managed by the Senior Vice President in charge of the Bank's Commercial Real Estate Lending Division. Pursuant to the Bank's commercial real estate lending policy, the Bank emphasizes investment in loans secured by collateral classified as Type A properties, which are to comprise not less than 80% of the Bank's commercial real estate loan portfolio. Such properties consist of multi-family residential properties such as apartment buildings, retail shopping establishments, office buildings, and multi-tenant industrial buildings. Not more than 20% of the Bank's commercial real estate portfolio is to include loans secured by collateral classified as Type B properties, which consist of nursing homes, single-tenant specialized industrial buildings, hotels and motels, and churches. The Bank's current policy is not to make any new loans secured by collateral classified as Type C properties, which include restaurants, recreation facilities, and other special purpose facilities, although the Bank has made loans secured by such properties in the past.

        Applications for commercial real estate loans are primarily obtained from previous borrowers, direct contacts by the Bank, and referrals.
Commercial real estate loans are generally amortized over a period ranging from 20 to 30 years, mature in ten years, and have interest rates which are fixed for one to three years, and thereafter adjust in accordance with a designated index, subject to ceilings and floors, which generally are negotiated at the time of origination. Loan-to-value ratios on the Bank's commercial real estate loans may be as high as 80% for loans secured by Type A properties, but are limited to ratios of 75% or lower for commercial real estate loans which are secured by other properties. In addition, as part of the criteria for underwriting commercial real estate loans, the Bank generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of 115% to 120% for loans secured by Type A properties and 130% to 160% for loans secured by other properties. It is also the Bank's general policy to obtain personal guarantees of its commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service, and other underwriting requirements. In general, mortgage loan participations purchased from other financial institutions are subject to the same underwriting standards as mortgage loans originated directly by the Bank.

        Commercial real estate loans with principal amounts up to $250,000 may generally be approved by the Bank's Commercial Real Estate Division Manager; commercial real estate loans over $250,000 and up to $1.0 million require the approval of the Bank's Senior Loan Committee; loans over $1.0 million and up to $2.5 million must be approved by the Board of Directors' Loan Committee; finally, loans with principal amounts over $2.5 million must be approved by the Board of Directors of the Bank.

        From time to time the Bank originates loans to construct commercial real estate. Construction loans generally are considered to involve a higher degree of risk than mortgage loans on completed properties. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost (including interest) of construction, and the borrower's ability to advance additional construction funds if that should become necessary. If the estimate of construction costs proves to be inaccurate, and the borrower is unable to meet the added costs, the lender may need to advance funds beyond the amount originally committed to permit completion of the project and protect its security interest. The Bank's construction lending activities generally are limited to an area within a 150-mile radius of La Crosse, Appleton, and Madison, Wisconsin.

        Commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on real estate developers and managers, and on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. In addition, loans secured by properties located outside of the Bank's immediate market area may involve a higher degree of risk because the Bank may not be as familiar with market conditions and other relevant factors as it would be in the case of loans secured by properties located in its market areas. The Bank does not have a material concentration of loans outside of its immediate market area. For additional discussion, refer to Note 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

        The Bank has attempted to minimize the foregoing risks by, among other things, adopting what management believes are conservative underwriting guidelines which impose more stringent loan-to-value, debt service, and other requirements on loans which are believed to involve higher elements of risk, by requiring independent appraisals on all loans, by limiting the geographic area in which the Bank will make commercial construction loans, and by limiting the amount of certain types of commercial real estate loans in its portfolio, as discussed above. In addition, in the case of participations in commercial real estate loans, the Bank emphasizes existing loans on newly-constructed properties, as opposed to older properties, which may require more maintenance, or new loans on which there is no payment experience. Furthermore, the Bank generally requires the seller to retain not less than a 10% interest in a loan which the Bank desires to purchase in order to ensure that the seller will retain an interest in repayment of the loan in accordance with its terms.

        CONSUMER LOANS The Bank offers consumer loans in order to provide a full range of financial services to its customers. The majority of the Bank's consumer loan portfolio consists of second mortgage loans and education loans, but also contains automobile loans, home equity lines of credit, recreational vehicle and mobile home loans, deposit account secured loans, and unsecured lines of credit or signature loans.

        Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans and may involve more risk than conventional mortgage loans because of the type and nature of the collateral and, in some instances, the absence of collateral. Consumer loans are generally dependent upon the borrower's continuing financial stability, are more likely to be affected by adverse personal circumstances, and are often secured by rapidly depreciating personal property such as automobiles. However, such risks are mitigated to some extent in the cases of second mortgage loans and education loans, which compromise the majority of the Bank's consumer loan portfolio. Second mortgage loans are secured by a second mortgage on the borrower's residence, but do not generally exceed 100% of the property's value including the first mortgage loan. Education loans are insured by the federal government.

        The Bank believes that the generally higher yields earned on consumer loans compensate for the increased risk associated with such loans and that consumer loans are important to its efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio. Furthermore, despite the risks inherent in consumer lending, the Bank's net charge-offs on consumer loans as a percentage of gross loans has been minimal.

        DELINQUENT LOANS When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the fifteenth day after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment histories are reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

        NON-PERFORMING AND OTHER CLASSIFIED ASSETS Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. Refer to Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

        Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate and is considered "non-performing" until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition. Any write down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining the Bank's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. For additional discussion, refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

        Federal regulations require thrift institutions to classify their assets on a regular basis. In addition, in connection with examinations of thrift institutions, federal examiners have authority to identify problem assets and, if appropriate, include them in classified assets. An asset is classified as "Substandard" if it is determined to involve a distinct possibility that the thrift institution could sustain some loss if deficiencies associated with the loan are not corrected. An asset is classified as "Doubtful" if full collection is highly questionable or improbable. An asset is classified as a "Loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "Special Mention" designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant adverse classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish a general allowance for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish a specific allowance for loan losses in the amount of the portion of the assets classified as loss, or charge off such amount. Refer to
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion. The following paragraphs describe certain of the Bank's classified assets in more detail.

        At December 31, 1996, management of the Bank is closely monitoring a $1.4 million first mortgage loan and $190,000 second mortgage loan on a 93-unit apartment complex located in La Crosse, Wisconsin. These loans are classified as Substandard. The loans are current on principal, interest, taxes, and operating expenses. However, cash flow is marginal for principal repayment and capital improvements. The last appraisal of the property indicated that the Bank would not incur a significant loss were it to foreclose on this property.

        Management of the Bank is also closely monitoring a $1.4 million loan on a 44,500 square-foot office/warehouse located near Atlanta, Georgia. This loan is classified as Substandard. The loan is current, but the cash flow from the property, which is 100% leased, is not sufficient to cover the debt service. The borrower, an individual which management believes has significant personal net worth, has been maintaining the debt service with funds from other sources. Management expects this situation to continue for the foreseeable future, but does not anticipate a loss on the loan.

        Management of the Bank is also closely monitoring a $1.3 million loan on a 38,000 square-foot shopping center located in Richmond, Virginia. This loan is classified as Substandard. The property is approximately 81% leased, and the cash flow is not enough to cover debt service. Management believes the guarantors have significant personal net worth to maintain the debt service with funds from other sources. Management does not expect to incur a loss on this loan at this time.

        Management of the Bank is also closely monitoring a $3.0 million loan on a 248-unit apartment complex located in Indianapolis, Indiana. This loan is classified as Substandard. The property is approximately 72% leased. The loan is current with respect to interest, however, cash flow is marginal for principal reduction and capital improvements. Management of the Bank does not anticipate a loss on this loan at this time.

        As of December 31, 1996, management does not believe that the Bank has any significant concentration of real estate loans or other loans in areas experiencing deteriorating economic conditions.

        ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE The Bank's policy is to establish allowances for estimated losses on specific loans and real estate when it determines that losses are expected to be incurred. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

        Management of the Bank believes that the allowances established by the Bank are adequate to cover any potential losses in the Bank's loan and real estate portfolios. However, future adjustments to these allowances may be necessary and the Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard. It is not anticipated that charge-offs during the year ending December 31, 1997, will exceed the amount allocated to any individual category of loans, although there can be no assurances. Furthermore, there are no material loans about which management is aware for which there exists serious doubts as to the ability of the borrower to comply with the loan terms, except as previously described.

MORTGAGE-BACKED AND RELATED SECURITIES

        The Bank invests in CMOs which management of the Bank believes represent attractive investment alternatives, relative to other investment vehicles, due to the wide variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such investments. CMOs purchased by the Bank are generally rated "AAA" by independent credit-rating agencies. In addition, such investments are secured by credit enhancements and/or subordinated tranches or are collateralized by U.S. government agency MBSs. The Bank only invests in sequential-pay, planned amortization class ("PAC"), and targeted amortization class ("TAC") tranches that, at the time of their purchase, are not classified as high-risk derivative securities in accordance with regulations. The Bank does not invest in support-, companion-, or residual-type tranches. Furthermore, the Bank does not invest in interest-only, principal-only, inverse-floating-rate CMO tranches, or similar complex CMO securities.

        The Bank also invests in MBSs which are guaranteed by the FHLMC, FNMA, or the Government National Mortgage Association ("GNMA"). MBSs enhance the quality of the Bank's assets by virtue of the guarantees that back them. In addition, MBSs are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

        The Bank classifies its mortgage-backed and related securities as either available for sale or held for investment. For additional discussion, refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

INVESTMENT SECURITIES

        Federally-chartered savings institutions have authority to invest in various types of securities, including U.S. government obligations, securities of various federal agencies, certificates of deposit issued by insured banks and savings institutions, and federal funds. Subject to various restrictions, federally-chartered savings institutions also may invest a portion of their assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally-chartered savings institution is authorized to make directly. In general, investments in these types of securities are limited to the four highest credit categories as established by the major independent credit-rating agencies.

        The Bank must maintain minimum liquidity levels specified by the OTS which may vary from time to time. Liquidity may increase or decrease depending upon the yields available on investment opportunities and upon management's judgement as to the attractiveness of such yields and its expectation of the level of yields that will be available in the future.

        Excluding U.S. government and federal agency securities and mutual funds which invest exclusively in such securities, none of the Bank's individual investments exceeded 10% of the Bank's retained earnings as of the end of each of the past three years.

        The Bank generally classifies its investment securities as available for sale. For additional discussion, refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

SOURCES OF FUNDS

        Deposits obtained through its retail banking facilities have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank also obtains funds through borrowings from the FHLB and other sources and, to a lesser extent, obtains funds from amortization and prepayments of outstanding loans and investments.

        DEPOSIT LIABILITIES The Bank's current deposit products include regular savings accounts, checking accounts, money market deposit accounts, individual retirement accounts, and certificates of deposit ranging in terms from three months to five years. Substantially all of the Bank's deposits are obtained from individual and business residents of the state of Wisconsin. In addition to serving as the Bank's primary source of funds, deposit liabilities (especially checking accounts) are a substantial source of non-interest income. This income is received in the form of overdraft fees, periodic service charges, transaction charges, teller service charges, etc.

        The principal methods used by the Bank to attract deposit accounts include offering a wide variety of products and services, competitive interest rates, and convenient office locations and hours. Most of the Bank's free-standing retail banking offices have drive-up facilities; 15 of the Bank's retail banking facilities are located in supermarkets, including one that did not officially open until January 1997. Depositors also have access to automated teller machines ("ATMs") connected to TYME, Inc., which operates a network of ATMs located throughout Wisconsin. TYME is affiliated with other ATM networks, which permit the Bank's customers to access the TYME network through similar systems located in other states and countries. Depositors may also obtain a VISA "debit card" from the Bank which allows them to purchase goods and services directly from any merchant that accepts VISA credit cards. The same debit card also provides access to the ATM network.

        From time to time, the Bank has also utilized certificates of deposit sold through third-party brokers ("brokered deposits") as an alternative to borrowings from the FHLB. FDIC regulations govern the acceptance of brokered deposits by insured depository institutions such as the Bank. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. The Bank is a "well capitalized" institution under the regulations and therefore may accept brokered deposits without restriction. At December 31, 1996, the Bank had no brokered deposits outstanding.

        FEDERAL HOME LOAN BANK ADVANCES The Bank obtains advances from the FHLB secured by stock which it is required to own in that bank and certain of its home mortgage loans and other assets (principally CMOs) provided certain creditworthiness standards have been met. Such advances may be made pursuant to several different credit programs, each with its own interest rate, maximum size of advance, and range of maturities. Depending on the program, limitations on the amount of such borrowings are based either on a fixed percentage of the Bank's capital or on the FHLB's assessment of the Bank's creditworthiness.

        OTHER BORROWINGS The Bank has lines of credit with two financial institutions. These lines, which amount to $15.0 million in the aggregate, permit the overnight purchase of fed funds.

        The Corporation also has a $5.0 million borrowing outstanding with a third financial institution which matures on May 31, 1998, but which is subject to renewal under certain circumstances. Interest on this borrowing is payable quarterly at 185 basis points above the three-month London Inter-Bank Offered Rate ("LIBOR"), as determined on a quarterly basis.

SUBSIDIARIES

        The Bank has formed a number of subsidiaries to engage in certain activities that are only authorized to be conducted or are more appropriately conducted in a subsidiary of the Bank. Following is a brief description of each subsidiary.

        FIRST ENTERPRISES, INC. The Bank's wholly-owned subsidiary, First Enterprises, Inc. ("FEI"), was incorporated in November 1971. During the period from 1979 to the mid-1980s, FEI was primarily involved in the acquisition and development of hotels. In general, however, FEI is no longer involved in these types of activities, other than the maintenance of its remaining investments. FEI's investment in its remaining hotel joint ventures was $333,000 as of December 31, 1996.

        From 1988 to 1995, the Bank offered tax-deferred annuity contracts through FEI as an investment alternative to its customers. Beginning in 1996, however, these activities were transferred to the Bank.

        FEI had net income of $56,000, $290,000, and $205,000, during the twelve-month periods ended December 31, 1996, 1995, and 1994, respectively. At December 31, 1996, the Bank's investment in FEI was $383,000.

        FIRST CAPITAL HOLDINGS, INC. In June 1993 the Bank formed a wholly-owned subsidiary in the State of Nevada. The subsidiary, First Capital Holdings, Inc. ("FCHI") was formed to consolidate and improve the efficiency, management, safekeeping, and operations of a portion of the Bank's investment securities portfolio. Accordingly, on June 1, 1993, the Bank transferred virtually all of its CMO portfolio to FCHI. In addition to the aforementioned benefits, the formation of FCHI has resulted in a lower effective income tax rate for the Bank due to the fact that the State of Nevada does not currently impose a corporate income tax. As of December 31, 1996, FCHI was managing $200.0 million in mortgage-backed and related securities for the Bank, consisting principally of CMOs. FCHI's net income was $9.5 million, $9.3 million, and $8.3 million for the twelve-month periods ended December 31, 1996, 1995, and 1994, respectively. The Bank's investment in FCHI as of December 31, 1996, was $229.4 million.

        TURTLE CREEK CORPORATION In December 1995 the Bank acquired an additional subsidiary, Turtle Creek Corporation ("Turtle Creek"), as a result of its acquisition of the net assets of another financial institution. Turtle Creek is a joint venture partner in a real estate project to develop single-family residential building lots and condominium building sites on a 78-acre parcel located within the city limits of Beloit, Wisconsin. Turtle Creek's aggregate investment in this project was $39,000 at December 31, 1996. Turtle Creek also holds a 40% limited partnership interest in a fifty-unit complex providing housing for low-to-moderate income and elderly persons in Beloit. Turtle Creek's aggregate investment in this project was $155,000 at December 31, 1996.

        The Bank's investment in Turtle Creek as of December 31, 1996, was $372,000.

COMPETITION

        The Bank faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks, credit unions, and other savings institutions located in its market area. In addition, during periods of high market interest rates, the Bank faces significant competition from short-term money market mutual funds; during periods of low interest rates, the Bank faces significant competition from long-term bond mutual funds and equity mutual funds and issuers of corporate and government securities. The Bank competes for deposits principally by offering depositors a variety of deposit products, convenient branch locations, operating hours, and other services. The Bank does not rely upon any individual group or entity for a material portion of its deposits.

        The Bank's competition for loans comes principally from mortgage banking companies, other savings institutions, commercial banks, finance companies, and credit unions. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, referrals from real estate brokers and builders, and the variety of its products. Factors which affect competition include the general and local economic conditions, current interest rate levels, and volatility in the secondary market for residential mortgage loans.

REGULATION OF THE CORPORATION

        The Corporation is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act ("HOLA"). As such, the Corporation is registered with and subject to OTS examination and supervision as well as certain reporting requirements. Furthermore, the Corporation is limited with respect to the transactions it can execute with its affiliates (including the Bank), and its ability to acquire control of another insured financial institution, as specified more fully in the applicable regulations. There generally are no restrictions as to activities of a unitary savings and loan holding company such as the Corporation as long as its sole insured subsidiary, the Bank, complies with certain regulatory requirements, which management believes it did as of December 31, 1996.

REGULATION OF THE BANK

        The Bank, as a federally-chartered savings bank, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders of financial institutions or their holding companies.

        The investment and lending authority of a federally-chartered savings bank is prescribed by federal laws and regulations. The Bank is also subject to regulatory provisions affecting a wide variety of matters including, but not limited to, branching, loans to one borrower, investment restrictions, activities of subsidiaries, loans to "insiders", and transactions with affiliates. Certain of the regulatory requirements applicable to the Bank and the Corporation are more particularly described below or may be referred to elsewhere herein.

        INSURANCE OF ACCOUNTS The Bank's savings deposits are insured by SAIF, which is administered by the FDIC, up to the maximum extent provided by law, currently $100,000. The Bank is subject to a risk-based insurance assessment system under which higher insurance assessment rates are charged to those thrift institutions deemed to pose greater risk to the deposit insurance fund. Under this system, insurance assessments range from 0% of deposits for the healthiest financial institutions to 0.27% of deposits for the weakest. This risk-based assessment schedule is identical to that for institutions insured by the Bank Insurance Fund ("BIF"), which is also administered by the FDIC. Under both funds, the insurance assessment paid by a particular institution will depend on the "supervisory rating" it receives from the FDIC ("A", "B", or "C") and on its regulatory capital level ("well capitalized", "adequately capitalized", or "undercapitalized"). Based upon its current supervisory rating and regulatory capital level, and assuming no change in the Bank's risk classification or in overall premium assessment levels, the Bank anticipates that its insurance assessment for 1997 will be zero. This rate compares to 0.23% of deposits paid by the Bank prior to the fourth quarter of 1996, when all SAIF-insured institutions were subject to a higher risk-based assessment schedule. Scheduled rates were reduced for SAIF-insured institutions as a result of federal legislation which recapitalized the SAIF in the fourth quarter of 1996. For additional discussion, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation".

        Although the Bank's risk-based insurance assessment for 1997 is expected to be zero, the Bank will still be required to pay 0.0648% of deposits to cover its pro rata share of the Finance Corporation ("FICO") bond obligation. This rate is not tied to the FDIC's risk classification; as a result, it is the same for all SAIF-insured institutions. BIF-insured institutions, however, will be subject to a rate of only 0.01296% of deposits.

        CAPITAL STANDARDS The Bank is subject to minimum regulatory capital requirements as specified by OTS regulations. As more fully described in such regulations, the Bank is subject to a leverage limit of at least 3% of total assets, a tangible capital limit of at least 1.5% of total assets, and a risk-based capital limit of at least 8% of risk-weighted assets. As of December 31, 1996, the Bank exceeded all minimum regulatory capital requirements as specified by the OTS.

        The Bank is also subject to minimum regulatory capital requirements as specified by FDIC regulations. As more fully described in such regulations, the Bank must meet the following capital standards to be classified as "adequately capitalized" under FDIC guidelines: (1) Tier 1 capital in an amount not less than 4% of total assets, (ii) Tier 1 capital in an amount not less than 4% of risk-weighted assets, and (iii) total capital in an amount not less than 8% of risk-weighted assets. As of December 31, 1996, the Bank exceeded all minimum regulatory capital requirements as specified by the FDIC. For additional discussion refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

        Federal bank regulators such as the OTS and FDIC are required to take "prompt corrective action" with respect to institutions that become undercapitalized, the severity of which will depend upon the degree of undercapitalization. The regulations provide that an insured institution that has not met one or more of the minimum regulatory capital requirements specified in the previous paragraph will be considered "undercapitalized". Furthermore, an insured institution that has Tier 1 capital in an amount less than 3% of total assets, Tier 1 capital in an amount less than 3% of risk-based assets, or total capital in an amount less than 6% of risk-weighted assets will be considered "significantly undercapitalized". Finally, an insured institution that has tangible capital in an amount less than 2% of total assets will be considered "critically undercapitalized".

        Subject to limited exceptions, insured institutions in any of the undercapitalized categories are prohibited from declaring dividends, making any other capital distributions, or paying a management fee to a controlling person or entity. Significantly and critically undercapitalized institutions are subject to additional restrictions. The Bank currently exceeds all applicable minimum regulatory capital requirements and therefore is not subject to prompt corrective action.

        LIQUIDITY REQUIREMENTS The Bank is required to maintain a daily average balance of liquid assets (cash, certain time deposits, corporate debt securities and commercial paper, securities of certain mutual funds, banker's acceptances, and specified U.S. government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Short-term liquid assets currently must consist of 1% of the liquidity base. Monetary penalties may be imposed for failure to meet liquidity requirements. For additional information refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        CLASSIFICATION OF ASSETS As previously described, the Bank's problem assets are subject to classification according to one of three categories:
Substandard, Doubtful, and Loss. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. The Bank believes that it is in compliance with the foregoing requirements.

        QUALIFIED THRIFT LENDER TEST A savings association that does not meet the Qualified Thrift Lender Test ("QTL Test"), as set forth in the HOLA and implementing regulations, must either convert to a bank charter or comply with certain restrictions on its operations. Under the QTL Test, a savings association is required to maintain a certain percentage of its assets in qualifying investments, as defined by regulations. In general, qualifying investments consist of housing-related assets. At December 31, 1996, the Bank's assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

        FEDERAL HOME LOAN BANK SYSTEM The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member savings institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in the FHLB of Chicago in an amount at least equal to the greater of 1% of the Bank's aggregate unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its outstanding advances from the FHLB of Chicago. At December 31, 1996, the Bank had a $18.8 million investment in the stock of the FHLB of Chicago and was in compliance with this requirement.

        Advances from the FHLB of Chicago are secured by a member's shares of stock in the FHLB, certain types of mortgages, and other assets (consisting principally of CMOs). Interest rates charged on advances varies with the maturity of the advance and the cost of funds to the FHLB.

        FEDERAL RESERVE SYSTEM Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against transaction accounts (which consist of NOW accounts, Super NOW accounts, and regular checking accounts) and against certain non-personal time deposits. At December 31, 1996, the Bank's required reserves were approximately $10.6 million.

        DIVIDEND RESTRICTIONS The payment of dividends by the Bank is subject to various limitations set forth in federal regulations and as briefly described in Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

        COMMUNITY REINVESTMENT ACT Under the Community Reinvestment Act of 1977, as amended (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank's latest CRA rating, received in 1995, was "Outstanding".

TAXATION

        FEDERAL TAXATION The Bank is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code. The Corporation, the Bank, and the Bank's wholly-owned subsidiaries file consolidated federal income tax returns, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. Refer to Notes 1 and 9 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data" for additional discussion.

        The federal income tax returns of the Bank have been audited and closed by the Internal Revenue Service ("IRS") through 1991 and no material disputes are outstanding as a result of these audits.

        WISCONSIN TAXATION The State of Wisconsin imposes a tax on the Wisconsin taxable income of corporations, including savings institutions, at the rate of 7.9%. Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes, and net operating losses may be carried forward but not back. In addition, Wisconsin law does not provide for filing of consolidated state income tax returns.

        BAD DEBT RESERVES On August 20, 1996, the President of the United States signed the Small Business Job Protection Act of 1996 ("the Act"). The Act repealed the "reserve method" of accounting for bad debts by most thrift institutions, effective for taxable years beginning after 1995. Most thrift institutions such as the Bank are now required to use the "specific charge-off method". The Act also grants partial relief from reserve recapture provisions which are triggered by the change in method. This legislation is not expected to have a material impact on the Bank's financial condition or results of operations.


ITEM 2 -- PROPERTIES

        As of December 31, 1996, the Bank conducted its business from its corporate offices in La Crosse, Wisconsin, 45 other retail banking facilities located throughout Wisconsin, as previously described, and two separate loan production offices, also located in Wisconsin. At such date, the Bank owned the building and land for 20 of its offices and leased the building and/or the land for its remaining 28 properties, including 15 located in supermarkets. The Bank also owns or leases certain other properties to meet various business needs. For additional information, refer to Note 6 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".


ITEM 3 -- LEGAL PROCEEDINGS

        The information required herein is included in Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".


ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.


                                   PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Corporation's common stock is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol FTFC. As of February 14, 1997, the Corporation had 6,120,844 common shares outstanding (net of 522,300 shares of treasury stock), 1,478 stockholders of record, 2,300 estimated beneficial stockholders, and 3,778 estimated total stockholders.

        Dividend and stock price information required by this item, as well as information relating to the Corporation's stock repurchase plans, is included under the following sections of this report:

(1) "Liquidity and Capital Resources", included herein under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) "Note 12 -- Stockholder's Equity", included herein under Item 8, "Financial Statements and Supplementary Data -- Audited Consolidated Financial Statements".

(3) "Quarterly Financial Information", included herein under Item 8, "Financial Statements and Supplementary Data -- Supplementary Data".

ITEM 6 -- SELECTED FINANCIAL DATA

        The information in the following table contains selected consolidated financial and other data. This information has been derived in part from the Audited Consolidated Financial Statements included herein under Item 8, "Financial Statements and Supplementary Data". Accordingly, the table should be read in conjunction with such consolidated statements.

Dollars in thousands, except for per share amounts
SELECTED BALANCE SHEET DATA AS OF DECEMBER 31                        1996        1995        1994      1993      1992
---------------------------------------------------------------------------------------------------------------------
Total assets                                                   $1,515,413  $1,402,479  $1,172,886  $941,395  $869,235
Investment securities:
  Available for sale, at fair value                                74,029      80,325      89,476         -         -
  Held for investment, at cost                                          -           -           -   126,541    64,674
Mortgage-backed and related securities:
  Available for sale, at fair value                                61,875      84,173           -         -         -
  Held for investment, at cost                                    147,835     171,493     269,443   118,021   133,455
Loans held for investment, net                                  1,106,040     932,084     723,826   572,066   571,550
Allowance for loan losses                                           7,888       8,186       8,074     7,828     7,227
Intangible assets                                                   5,221       5,643          97        78       119
Deposit liabilities                                             1,024,093     969,423     778,641   745,509   701,744
FHLB advances and other borrowings                                383,593     322,296     308,476   116,504    98,597
Stockholders' equity                                               95,414      98,939      77,181    71,517    60,841
=====================================================================================================================
SELECTED OPERATING DATA FOR YEAR ENDED DECEMBER 31                   1996        1995        1994      1993      1992
---------------------------------------------------------------------------------------------------------------------
Interest income                                                  $103,977     $88,858     $73,208   $65,852   $71,021
---------------------------------------------------------------------------------------------------------------------
Interest expense                                                   63,684      54,954      40,938    35,218     41,48
  Net interest income                                              40,293      33,904      32,270    30,634    29,523
Provision for loan losses                                               -           -          -        160     1,171
---------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses              40,293      33,904      32,270    30,474    28,352
---------------------------------------------------------------------------------------------------------------------
Gains from sales of loans                                           4,331       3,545       2,945     9,198     6,308
Gains (losses) from sales of mortgage-backed securities
  and other investments                                             (311)        (29)         100       728       379
Other non-interest income                                          15,811      13,597      11,262     6,685     5,888
---------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                        19,831      17,113      14,307    16,611    12,575
---------------------------------------------------------------------------------------------------------------------
FDIC special assessment                                             5,941           -           -         -         -
Other non-interest expense                                         38,304      34,372      30,889    27,172    23,787
---------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                       44,245      34,372      30,889    27,172    23,787
  Income before income taxes, cumulative effect of
    accounting change and extraordinary charge                     15,880      16,646      15,687    19,913    17,140
Income tax expense                                                  5,806       6,001       5,707     7,868     6,716
---------------------------------------------------------------------------------------------------------------------
  Net income before cumulative effect of accounting
    change and extraordinary charge                                10,074      10,645       9,980    12,045    10,424
Accounting change (1)                                                   -           -           -         -     1,100
Extraordinary charge (2)                                                -           -       (203)         -         -
---------------------------------------------------------------------------------------------------------------------
  Net income                                                      $10,074     $10,645      $9,777   $12,045   $11,524
=====================================================================================================================

SELECTED OTHER DATA AT OR FOR THE YEAR ENDED DECEMBER 31 (3)         1996        1995        1994      1993      1992
---------------------------------------------------------------------------------------------------------------------
Return on average assets                                            0.97%       0.87%       0.93%     1.34%     1.21%
Return on average equity                                            14.21       12.86       13.32     18.11     18.65
Average equity to average assets                                     6.80        6.75        6.96      7.39      6.50
Average interest rate spread                                         2.61        2.54        2.82      3.18      3.26
Average net interest margin                                          3.02        2.92        3.15      3.58      3.62
Ratio of allowance for loan losses to total loans held
  for investment at end of period                                    0.71        0.88        1.12      1.37      1.26
Ratio of non-interest expense to average assets (4)                  2.71        2.83        2.89      3.14      2.76
Earnings per share: (5)
  Primary earnings per share                                        $2.04       $1.72       $1.64     $2.00     $1.77
  Fully-diluted earnings per share                                   2.03        1.71        1.64      2.00      1.75
Dividends paid per share (5)                                        0.620       0.550       0.481     0.323     0.236
Stock price at end of period (5)                                    23.50       18.00       16.25     14.77     11.82
Book value per share at end of period(5)                            15.57       15.07       13.40     12.59     10.76
Banking facilities at end of period                                    48          44          35        26        24
=====================================================================================================================

(1) The accounting change in 1992 represented the cumulative effect of the Corporation's adoption of Statement of Financial Accounting Standards
     No. 109, "Accounting for Income Taxes".
(2) The extraordinary charge in 1994 consisted of a prepayment penalty, net of income tax benefit, on certain FHLB advances.
(3) Selected other data excludes the after-tax impact of the FDIC special assessment as well as the impact of extraordinary charges and accounting changes.
(4) Excludes the FDIC special assessment and provision for real estate losses and recoveries.
(5) Per share data and historical stock prices have been adjusted for a 4-for-3 stock split on June 8, 1992, a 2-for-1 stock split on March 18, 1993, and a 10% stock dividend on June 2, 1994.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", as well as Part I, Item 1, "Business".

RESULTS OF OPERATIONS

        OVERVIEW The Corporation's earnings for the years ended December 31, 1996, 1995, and 1994, were $13.6 million, $10.6 million, and $10.0 million, respectively, excluding the after-tax effects of a $3.5 million special assessment from the FDIC in 1996 and a $203,000 extraordinary charge in 1994. These amounts, as adjusted, represented returns on average assets of 0.97%, 0.87% and 0.93%, respectively, and returns on average equity of 14.21%, 12.86%, and 13.32%, respectively. Primary earnings per share during these periods were $2.04, $1.72, and $1.64, respectively, excluding the after-tax effects of the special assessment ($0.54 per share) and the extraordinary charge ($0.02 per share).

        The improvement in earnings from 1995 to 1996 (as adjusted for the FDIC special assessment) was primarily attributable to an increase in net interest income. Also contributing, however, were increases in retail banking fees, commissions on annuity and insurance sales, and gain on sales of loans, as well as a decrease in advertising and marketing expenses. These favorable developments, however, were partially offset by increases in compensation and employee benefits, occupancy and equipment expenses, and other expenses, most notably amortization of goodwill from the 1995 acquisition of Rock Financial Corp. ("RFC"). In addition, loss on sales of investment securities increased and loan servicing fees decreased in 1996 as compared to the previous year.

        The improvement in earnings from 1994 to 1995 (as adjusted for the extraordinary charge) was due primarily to an increase in net interest income. Also contributing, however, were increases in retail banking fees and gain on sales of mortgage loans. These favorable developments were partially offset by increases in compensation and employee benefits, occupancy and equipment expenses, and other expenses, most notably fees paid to originate education loans and fees paid for customer usage of ATMs owned by other financial institutions.

        The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of earnings during the years ended December 31, 1996, 1995, and 1994.

        NET INTEREST INCOME Net interest income increased by $6.4 million or 18.8% and $1.6 million or 5.1% during the years ended December 31, 1996 and 1995, respectively. The improvement in both of these periods was primarily volume related as the Corporation's average interest-earning assets grew by $173.7 million or 15.0% and $136.7 million or 13.4% in 1996 and 1995, respectively. The principal source of growth in interest-earning assets in 1996 was the Corporation's purchase of RFC in December of 1995. Also contributing to growth in both periods, however, were significant increases in mortgage and consumer loans outstanding, the origination of which was funded by growth in deposit liabilities and FHLB advances (refer to "Financial Condition -- Overview" for additional discussion).

        Also contributing to the increase in net interest income in 1996 was a modest increase in the Corporation's average interest rate spread. Management attributes this increase to a higher percentage of interest-earning assets invested in mortgage and consumer loans, which generally earn higher yields than the Corporation's other interest-earning assets, such as CMOs, MBSs, and other investment securities. Contributing to a lesser degree was the fact that a higher percentage of the Corporation's funding sources were from deposit liabilities, which generally have a lower weighted-average interest cost than the Corporation's other funding sources. These developments were partially offset by an increase in the average interest cost on the Corporation's deposit liabilities, due to more competitive rate offerings in recent periods (refer to "Financial Condition -- Deposit Liabilities" for additional discussion).

        Net interest income in 1995 was adversely affected by a 28 basis point decline in the Corporation's average interest rate spread as compared to the previous year. Management attributes this decline to the lag effect of higher interest rates in 1994 as well as the combined effects of a flatter yield curve during the period and the

Corporation's negative one-year funding gap. In general, a flatter yield curve environment will result in a narrower interest rate spread for the Corporation due to the tendency of its interest-earning assets to price off a longer end of the yield curve than its interest-bearing liabilities (i.e, the Corporation's "negative gap" -- refer to "Asset/Liability Management" for additional discussion).

        The following table sets forth information regarding (i) the total dollar amount of interest income from average interest-earning assets and the resulting average yields, (ii) the total dollar amount of interest expense from average interest-bearing liabilities and the resulting average costs, (iii) net interest income, (iv) interest rate spread, (v) net interest margin, and (vi) the ratio of average interest-earning assets to interest-bearing liabilities. The information is based on daily average balances during the years ended December 31, 1996, 1995, and 1994.

Dollars in thousands                                                          Year Ended December 31
                                                      1996                            1995                          1994
---------------------------------------------------------------------------------------------------------------------------------
                                          Average              Yield/     Average              Yield/   Average            Yield/
                                          Balance   Interest    Cost      Balance   Interest    Cost    Balance   Interest  Cost
Interest-earning assets:
  Mortgage loans                           $734,959  $59,862     8.14%    $584,083   $47,778    8.18%   $481,042  $38,212   7.94%
  Consumer loans                            269,951   23,816     8.82      211,797    18,581    8.77     154,543   12,417   8.03
  Commercial business loans                   1,630      108     6.65        1,709       126    7.37       2,184      122   5.59
---------------------------------------------------------------------------------------------------------------------------------
  Total loans                             1,006,540   83,786     8.32      797,589    66,485    8.34     637,769   50,751   7.96
Mortgage-backed and related securities      234,430   14,495     6.18      258,590    15,803    6.11     263,619   16,055   6.09
Investment securities                        72,149    4,347     6.03       85,114     5,319    6.25     100,278    5,326   5.31
Interest-bearing deposits with banks          4,756      256     5.39        3,266       206    6.31       9,200      314   3.41
Other earning assets                         16,126    1,093     6.77       15,775     1,045    6.62      12,743      762   5.98
---------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets         1,334,001  103,977     7.79    1,160,334    88,858    7.66   1,023,609   73,208   7.15
---------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets:
  Office properties and equipment            26,670                         24,909                        20,431
  Real estate                                   199                             63                         1,061
  Other assets                               50,909                         40,963                        32,035
---------------------------------------------------------------------------------------------------------------------------------
    Total assets                         $1,411,779                     $1,226,269                    $1,077,136
=================================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts                  $89,202   $1,775     1.99%     $82,553    $1,753    2.12%    $87,546   $1,807   2.06%
  Checking accounts                          52,297      521     1.00       45,928       655    1.43      44,913      692   1.54
  Money market accounts                     118,916    5,103     4.29      101,736     3,987    3.92     116,494    3,678   3.16
  Certificates of deposit                   654,299   39,091     5.97      557,016    32,592    5.85     450,004   21,858   4.86
---------------------------------------------------------------------------------------------------------------------------------
    Total deposits                          914,714   46,490     5.08      787,233    38,987    4.95     698,957   28,035   4.01
FHLB advances                               297,892   16,642     5.59      277,816    15,885    5.72     241,600   12,856   5.32
Other borrowings                             15,274      552     3.61        7,478        82    1.10       5,655       47   0.83
---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities    1,227,880   63,684     5.19    1,072,527    54,954    5.12     946,212   40,938   4.33
---------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits              78,890                         63,398                        50,634
  Other liabilities                           8,943                          7,587                         5,346
---------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                     1,315,713                      1,143,512                     1,002,192
Stockholders' equity                         96,066                         82,757                        74,944
---------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity               $1,411,779                     $1,226,269                    $1,077,136
=================================================================================================================================
Net interest income                                  $40,293                         $33,904                      $32,270
=================================================================================================================================
Interest rate spread                                            2.61%                           2.54%                       2.82%
=================================================================================================================================
Net interest margin                                             3.02%                           2.92%                       3.15%
=================================================================================================================================
Average interest-earning assets to
  average interest-bearing liabilities                        108.64%                         108.19%                     108.18%
=================================================================================================================================


        The following table sets forth the effects of changing rates and volumes on net interest income of the Corporation for the periods indicated. Information is provided with respect to (i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate);
(ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume), and (iv) the net change.


                                                      1996 COMPARED TO 1995                    1995 COMPARED TO 1994
Dollars in thousands                                   Increase (Decrease)                      Increase (Decrease)
------------------------------------------------------------------------------------------------------------------------
                                                                  Rate/                                    Rate/
                                               Rate    Volume    Volume    Net          Rate    Volume    Volume   Net
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Mortgage loans                              ($206)  $12,342    ($54)  $12,082        $1,138   $8,185     $244   $9,567
  Consumer loans                                105     5,102      28     5,235         1,141    4,600      423    6,164
  Commercial business loans                     (12)       (6)      0       (18)           39      (27)      (8)       4
------------------------------------------------------------------------------------------------------------------------
    Total loans                                (113)   17,438     (27)   17,300         2,318   12,758      658   15,735
------------------------------------------------------------------------------------------------------------------------
  Mortgage-backed and related securities        186    (1,476)    (17)   (1,306)           55     (306)      (1)    (252)
  Investment securities                        (190)     (810)     29      (971)          939     (805)    (142)      (8)
  Interest-bearing deposits with banks          (30)       94     (14)       50           266     (203)    (171)    (108)
  Other earning assets                           24        23       1        47            82      181       20      283
------------------------------------------------------------------------------------------------------------------------
  Total net change in income on
    interest-earning assets                    (123)   15,269     (27)   15,119         3,660   11,625      365   15,650
------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing deposits                     759     6,597     147     7,503         5,458    4,599      895   10,952
  FHLB advances                                (365)    1,148     (26)      756           958    1,927      144    3,029
  Other borrowings                              188        85     197       470            15       15        5       35
------------------------------------------------------------------------------------------------------------------------
  Total net change in expense on
    interest-bearing liabilities                582     7,830     318     8,730         6,431    6,541    1,044   14,016
------------------------------------------------------------------------------------------------------------------------
  Net change in net interest income           ($705)   $7,439   ($345)   $6,389       ($2,771)  $5,084    ($679)  $1,634
========================================================================================================================

        PROVISION FOR LOAN LOSSES   Management of the Corporation elected to not
record loan loss provisions during the years ended December 31, 1996, 1995, and 1994, as a result of low levels of charge-offs, as well as low levels of non-performing and other classified assets during such periods (refer to "Financial Condition -- Non-Performing Assets" for additional discussion). However, due to recent growth in the Corporation's loan portfolio, management believes that additional loan loss provisions may be necessary in 1997. Such loss provisions, however, are not expected to have a significant impact on the Corporation's results of operations, although there can be no assurances.

        The following table summarizes the activity in the Corporation's allowance for loan losses during each of years indicated.

Dollars in thousands                      1996    1995    1994    1993     1992
-------------------------------------------------------------------------------
Balance at beginning of period          $8,186  $8,074  $7,828  $7,227   $7,467
Provision for losses                         -       -       -     160    1,171
-------------------------------------------------------------------------------
Charge-offs:
  Mortgage loans                             -       -      27      58      692
  Consumer loans                           337     334     146     205      207
  Commercial business loans                  -     135     108     168        -
-------------------------------------------------------------------------------
    Total loans charged-off                337     469     281     431      899
  Recoveries                                39      44      49      72       88
-------------------------------------------------------------------------------
    Charge-offs net of recoveries          298     425     232     359      811
Transfers                                    -       -     478     800    (600)
Purchased allowances                         -     537       -       -        -
-------------------------------------------------------------------------------
Balance at end of period                $7,888  $8,186  $8,074  $7,828   $7,227
===============================================================================
Net charge-offs as a percentage
  of average loans outstanding           0.03%   0.05%   0.04%   0.06%    0.13%
Ratio of allowance to total loans
  held for investment at end of period   0.71%   0.88%   1.12%   1.37%    1.26%
===============================================================================

        Recent increases in consumer loan charge-offs have generally been caused by growth in that loan category, although charge-offs for 1995 were also impacted by a one-time adjustment of accrued interest on education loans. This adjustment was caused by a change in a government-sponsored program that affected all lenders.

        The purchased allowances shown for 1995 were from the RFC acquisition. The transfers shown for 1994 and 1993 resulted from the transfer of excess general loss allowances from real estate to mortgage loans. Management considered these transfers to be appropriate given the significant decline in the Corporation's problem real estate during such periods. The transfer shown for 1992 related to a charge-off of the Corporation's mortgage servicing rights.

        The following table shows the Corporation's total allowance for loan losses and the allocation to the various loan categories as of December 31 for each of the years indicated.


Dollars in thousands                         1996           1995             1994           1993            1992
                                        Amount Percent  Amount Percent  Amount Percent  Amount Percent  Amount  Percent
-----------------------------------------------------------------------------------------------------------------------
Residential real estate loans             $183  0.03%     $177  0.04%     $179  0.05%    $171   0.07%     $181    0.06%
Multi-family and commercial
  real estate loans                      7,326  3.30     7,710  3.93     7,409  4.38    7,452   4.52     6,684    4.07
Consumer loans                             302  0.10       222  0.09       275  0.15      195   0.15       142    0.15
Commercial business loans                   77  6.33        77  3.49       211 11.77       10   0.38       220    6.96
-----------------------------------------------------------------------------------------------------------------------
  Total allowance for loan losses       $7,888  0.71%   $8,186  0.88%   $8,074  1.12%  $7,828   1.37%   $7,227    1.26%
=======================================================================================================================

        The amounts in the preceding table are expressed as a percentage of gross loans outstanding for each loan category, excluding construction loans. The total allowance is expressed as a percent of net loans held for investment.

        Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition -- Non-Performing Assets" and Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

        NON-INTEREST INCOME Non-interest income for the years ended December 31, 1996, 1995, and 1994, was $19.8 million, $17.1 million, and $14.3 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1995 to 1996 and 1994 to 1995.

        Retail banking fees and service charges increased by $1.7 million or 20.3% in 1996 and by $1.7 million or 25.8% in 1995. The increase in both years was due to a general increase in per-transaction service charges and 31.2% growth since December 31, 1994, in the number of checking accounts serviced by the Corporation. Approximately 40% of this growth came from retail banking offices opened or acquired in 1995 and 1996 (refer to "Results of Operations - Non-Interest Expense" for additional discussion).

        During the last quarter of 1996, the Corporation issued VISA "debit cards" to a large number of its checking account customers. In addition to giving customers access to virtually any ATM network, debit cards give customers the ability to make purchases directly from any merchant that accepts VISA credit cards. Debit cards differ from credit cards in that customers' purchases are deducted directly from their checking accounts. This new product contributed $161,000 to retail banking fees in 1996 and is expected to contribute in excess of $1.0 million in 1997, although there can be no assurances. Such fees would be gross of approximately $300,000 in anticipated transaction charges that will be recorded as non-interest expense during 1997.

        Loan servicing fees decreased by $221,000 in 1996 and by $63,000 in 1995. These decreases were principally caused by losses on the Corporation's mortgage servicing rights. A declining interest rate environment during 1995, which extended into early 1996, resulted in an increase in mortgage refinance activity which translated into increased loan prepayments during such periods. As a result of such prepayments, the Corporation recorded losses on its mortgage servicing rights of $624,000 and $250,000 during 1996 and 1995, respectively. If interest rates decline substantially in future periods, the Corporation may be required to record additional losses on its mortgage servicing rights as a result of likely increases in mortgage refinance and prepayment activity. For additional discussion, refer to Notes 1 and 5 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

        Excluding the effects of the aforementioned losses, loan servicing fees would have increased by $153,000 or 5.7% and by $187,000 or 7.5% in 1996 and 1995, respectively. These increases were attributable to a $51.2 million or 4.5% increase and a $331.4 million or 41.3% increase in mortgage loans serviced for others during such periods, respectively. The growth in 1995 was primarily attributable to the Corporation's purchase of mortgage servicing rights relating to $287.7 million of mortgage loans. Such loans consisted principally of fixed-rate, single-family mortgage loans on properties located in Wisconsin, Minnesota, and Illinois. The Corporation intends to purchase additional mortgage servicing rights in future periods, although there can be no assurances.

        The 1996 increase in the Corporation's portfolio of mortgage loans serviced for others was due to the Corporation's own origination of fixed-rate, single-family residential loans. As is the Corporation's general practice, such loans were sold in the secondary market and the servicing rights were retained.

        Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due. The Corporation generally earns a fee of 25 basis points or more on the outstanding loan balance for performing these services, as well as fees and interest income from ancillary sources such as delinquency charges and float. Management believes that mortgage servicing rights can provide a natural hedge against other risks inherent in the Corporation's mortgage banking activities. That is, fluctuations in gains on sales of mortgage loans as a result of changes in market interest rates will generally be offset in part by opposite changes in loan servicing fee income (due to fluctuations in losses on mortgage servicing rights, as previously described).

        Commissions on annuity and insurance sales increased by $1.1 million or approximately 105% in 1996 and by $127,000 or 14.3% in 1995. The Corporation's current sources of commission revenues are primarily from sales of tax-deferred annuity contracts, credit life insurance policies, and mortgage loan insurance policies. The increase in 1996 was due principally to an increase in commissions on the sale of annuity contracts due to a more aggressive promotion of such products. This trend is not expected to continue in 1997.

        Gains on sales of mortgage loans for the years ended December 31, 1996, 1995, and 1994, were $4.3 million, $3.5 million, and $2.9 million, respectively. The increase in 1996 was primarily attributable to an $84.8 million or 49.0% increase in the Corporation's mortgage loan sales. This increase was primarily attributable to a lower interest rate environment during the early part of 1996. Lower interest rates during this period increased consumer demand for fixed-rate mortgage loans, which were generally sold by the Corporation in the secondary market.

        The increase in gain on sales of mortgage loans in 1995 was primarily attributable to $1.5 million in gains recorded as a result of the Corporation's adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). In general, such gains approximated 1% of the principal balance of the mortgage loans sold by the Corporation and for which the mortgage servicing was retained. Excluding the effect of the Corporation's adoption of SFAS 122, gain on sale of mortgage loans decreased by $853,000 or 29.0% in 1995. This decrease was principally due to a $23.5 million or 12.0% decline in the Corporation's mortgage loan sales. This decline was due primarily to a higher interest rate environment during late 1994 and early 1995, which reduced consumer demand for fixed-rate mortgage loans.

        Gains (losses) on sales of other investments for the years ended December 31, 1996, 1995, and 1994, were $(311,000), $(29,000), and $100,000, respectively. The losses in 1996 and 1995 were due to the sale or early redemption of certain investment securities classified as available for sale. The gain in 1994 was due to the sale of the Corporation's remaining interest in certain hotel joint ventures.

        The recognition of gains or losses from sales of loans, mortgage-backed and related securities, and other investments is dependent on market and economic conditions. Accordingly, there can be no assurance that the gains reported in prior periods can be achieved in the future or that there will not be significant inter-period variations in the results from such activities. Furthermore, in 1994 the Corporation adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), which limits the Corporation's ability to sell investments classified as "held for investment". For additional discussion refer to "Financial Condition -- Mortgage-Backed and Related Securities" and to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

        Other income was $1.3 million, $1.6 million, and $1.1 million for the years ended December 31, 1996, 1995, and 1994, respectively. The decrease in 1996 was primarily due to a $168,000 decline in fees received on loans originated as agent for the Wisconsin State Veterans Administration ("State VA") and the Wisconsin Housing and Economic Development Authority ("WHEDA"). The increase in 1995 was primarily due to the recognition of $297,000 in gains under SFAS 122 on loans originated by the Corporation for the State VA and WHEDA.

        NON-INTEREST EXPENSE Non-interest expense for the years ended December 31, 1996, 1995, and 1994, was $38.3 million, $34.4 million, and $30.9 million, respectively, excluding the effect of a $5.9 million special assessment from the FDIC in 1996. Non-interest expense as a percent of average assets during these periods was 2.71%, 2.83%, and 2.89%, respectively (again, excluding the effects of the special assessment). The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1995 to 1996 and 1994 to 1995.

        Compensation and employee benefits increased by $1.6 million or 8.8% in 1996 and by $2.1 million or 13.1% in 1995. In general, the increase in both periods was due to normal annual merit increases and to general growth in the number of banking facilities operated by the Corporation, including four which were added as a result of the Corporation's December 1995 purchase of RFC. Since December 31, 1994, the Corporation has opened 16 retail banking facilities (four of which were opened in the most recent year and one which opened in January 1997) and one loan production facility. The Corporation also intends to open four retail banking facilities in 1997, although there can be no assurances. The Corporation closed two loan production facilities in 1995, two retail banking facilities in 1996, and intends to close one retail banking facility in 1997. The majority of customer deposits associated with this location are expected to remain with the Corporation.

        Also contributing to the increase in compensation and employee benefits in 1996, was an increase in compensation paid in the Corporation's Residential Lending Division, due primarily to increased originations of mortgage loans.

        As of December 31, 1996, the Corporation had 641 full-time equivalent employees. This compares to 623 and 595 as of December 31, 1995 and 1994, respectively.

        Occupancy and equipment expense increased by $677,000 or 11.8% in 1996 and by $781,000 or 15.8% in 1995. The increase in both years was due primarily to general growth in the number of banking facilities operated by the Corporation, as previously described. In addition, during 1995 the Corporation completed the construction of a separate facility located in La Crosse, Wisconsin, which houses a large portion of the Corporation's retail support operations.

        Federal insurance premiums increased by $262,000 or 14.1% in 1996 and by $157,000 or 9.2% in 1995. These increases were due primarily to increases in the Bank's deposit liabilities (refer to "Financial Condition - Deposit Liabilities" for additional discussion). Management expects the Bank's federal insurance premiums to decline substantially in 1997 as a result of the recapitalization of the SAIF. During the years ended December 31, 1996, 1995, and 1994, the Bank's federal insurance premiums were 0.23% of deposits. In 1997 this rate is expected to be zero, although the Bank will still be subject to a 0.0648% charge for its pro-rata share of the FICO bond obligation (refer to Part I, Item I, "Regulation of the Bank - Insurance of Accounts" for additional discussion). Based on current deposit levels, management expects this decline to contribute approximately $1.0 million, or $0.16 per share, to the Corporation's annual after-tax earnings.

        During the third quarter of 1996 the Bank incurred a $5.9 million charge from the FDIC which represented its share of the recapitalization of the SAIF (substantially all SAIF-insured institutions were required to participate in the recapitalization). This charge was set at 0.657% of the Bank's deposit liabilities as of March 31, 1995. Although this charge adversely impacted the Bank's 1996 results of operations, it is expected to provide long-term benefits to the Bank in the form of lower federal insurance premiums, as previously described.

        Advertising and marketing expense decreased by $254,000 or 13.0% in 1996 and decreased by $206,000 or 9.5% in 1995. The decrease in 1996 was due in part to fewer openings of new banking facilities than the previous year. Also contributing, however, was the increased use of deposit premiums that qualify as interest payments. As such, these expenditures were reported as a component of interest expense rather than advertising and marketing. The decrease in 1995 was principally due to a decrease in expenditures related to mortgage lending promotions, customer brochures, and general image advertising. A continued decline in advertising and marketing expenses is not expected in 1997.

        Other non-interest expenses increased by $1.6 million or 25.0% in 1996 and by $741,000 or 12.2% in 1995. The change in both periods was due to increased usage by the Corporation's customers of ATMs owned by other financial institutions and an increase in fees paid to originate and service education loans, caused by an increase in originations of such loans. Also contributing to the increase in 1996, however, was $344,000 in amortization of goodwill recorded as a result of the acquisition of RFC as well as a $155,000 increase in merger-related expenses.

        INCOME TAX EXPENSE Income tax expense for the years ended December 31, 1996, 1995, and 1994, was $5.8 million, $6.0 million, and $5.7 million, respectively, or 36.6%, 36.1%, and 36.4%, of pretax income, respectively.

        EXTRAORDINARY CHARGE The extraordinary charge recorded in 1994 consisted of a penalty on the prepayment of $32.7 million in FHLB advances, net of the related income tax benefit.

FINANCIAL CONDITION

        OVERVIEW The Corporation's total assets increased by $112.9 million or 8.1% during the year ended December 31, 1996. This increase was primarily the result of a $174.0 million or 18.7% increase in loans held for investment.
This growth was funded in part by a $54.7 million or 5.6% increase in deposit liabilities. The majority of this growth occurred in time deposits, money market accounts, and non-interest-bearing accounts. Also funding the increase in loans was a $61.3 million or 19.0% increase in FHLB advances and other borrowings and a $52.3 million or 15.6% aggregate decrease in the Corporation's investment and MBS portfolios. The increase in FHLB advances and other borrowings was due primarily to increases in overnight and short-term borrowings from the FHLB as well as the purchase of fed funds from another financial institution. The decreases in the Corporation's investment and MBS portfolios were due to periodic maturities and/or principal amortization, as well as sales of certain investment securities, as previously described.

        LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $174.0 million or 18.7% during the year ended December 31, 1996. This increase was principally due to strong demand for single-family residential mortgage loans and a higher interest rate environment during the last nine months of 1996. The higher rate environment encouraged borrowers to shift their preferences to adjustable-rate mortgage loans, rather than fixed-rate mortgage loans. Since the Corporation generally retains all of its adjustable-rate loan production in portfolio, the Corporation experienced an increase in loans held for investment. Also contributing to the increase in loans held for investment during 1996, however, were increased originations of consumer, education, and commercial real estate loans; the first due to strong demand and competitive interest rate offerings on the part of the Corporation; the second due to enrollment increases and improved market share at educational institutions served by the Corporation; and the last due to increased emphasis on commercial real estate lending and continued strong demand in the Corporation's market areas.

        The following table sets forth the composition of the Corporation's portfolio of loans held for investment as of December 31 for each of the years indicated.


Dollars In thousands                  1996                 1995               1994                  1993                 1992
                                 Amount  Percent      Amount  Percent     Amount  Percent      Amount  Percent      Amount  Percent
------------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
 Single-family residential    $  544,727     47.83%    $464,043    48.22%   $343,969   45.77%  $256,685   43.23%   $298,013   50.70%
 Multi-family residential        127,334     11.18      119,955    12.47     102,356   13.62     96,857   16.31      91,629   15.59
 Commercial real estate loans     96,857      8.29       76,242     7.92      66,848    8.90     67,882   11.43      72,539   12.34
 Construction (1)                 94,401      6.14       51,983     5.40      47,561    6.33     39,848    6.71      27,796    4.73
------------------------------------------------------------------------------------------------------------------------------------
  Total real estate loans        836,337     73.44      712,223    74.01     560,734   74.62    461,272   77.69     489,977   83.35
 Consumer loans:
 Education loans                 134,094     11.77      108,003    11.22      84,604   11.26     60,992   10.27      45,087    7.67
Second mortgage and home
  equity loans                   119,645     10.51       83,393     8.73      53,931    7.18     33,627    5.66      27,437    4.67
 Automobile loans                 36,831      3.23       39,653     4.12      39,822    5.30     27,060    4.56      16,496    2.81
 Other consumer loans(2)          10,724      0.94       16,238     1.69      10,613    1.41      8,185    1.38       5,683    0.97
------------------------------------------------------------------------------------------------------------------------------------
  Total consumer loans           301,294     26.46      247,887    25.76     188,970   25.15    129,864   21.87      94,703   16.11
Other loans
 Small Business Administration
  loans                            1,006      0.10        1,237     0.14       1,381    0.18      1,702    0.29       1,952    0.33
 Commercial business loans           211      0.02          968     0.10         411    0.05        898    0.15       1,207    0.21
------------------------------------------------------------------------------------------------------------------------------------
 Total other loans                 1,217      0.11        2,205     0.23       1,792    0.24      2,600    0.44       3,159    0.54
------------------------------------------------------------------------------------------------------------------------------------
 Loans held for investment,
  gross                        1,138,848    100.00%     962,315   100.00%    751,496  100.00%   593,736  100.00%    587,839  100.00%
Less:
  Undisbursed loan proceeds       23,895                 20,619               17,714             11,590               6,930
 Discount on purchased loans         193                    363                  468                536                 638
 Unearned discounts and loan fees    832                  1,063                1,414              1,716               1,494
 Allowance for loan losses         7,888                  8,186                8,074              7,828               7,227
------------------------------------------------------------------------------------------------------------------------------------
  Total loans held for        $1,106,040               $932,084             $723,826           $572,066            $571,550
   investment
====================================================================================================================================

(1) At December 31, 1996, construction loans consisted of $50.9 million in single-family residences, $5.7 million in multi-family residences, and $13.3 million in commercial real estate.

(2) At December 31, 1996, other consumer loans included $0.7 million of mobile home loans, $1.9 million of recreational and household goods loans, $7.0 million of unsecured loans, and $1.1 million of deposit account-secured loans.

        MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios decreased by $46.0 million or 18.0% during the year ended December 31, 1996. This decrease was principally due to the normal periodic amortization of the mortgage loans that support these types of securities. The proceeds from such amortization were generally reinvested in loans held for investment, as previously described. There were no purchases of mortgage-backed and related securities during 1996 or 1995.

        The following table sets forth the composition of the Corporation's mortgage-backed and related securities portfolios as of December 31 for each of the years indicated.


Dollars in thousands                                                 AVAILABLE FOR SALE
------------------------------------------------------------------------------------------------------------------
                                                  1996                        1995                  1994
------------------------------------------------------------------------------------------------------------------
                                         Amortized     Fair         Amortized    Fair    Amortized      Fair
                                           Cost        Value         Cost        Value      Cost       Value
------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations      $64,890    $ 61,875     $ 85,763      $ 84,173         -          -
------------------------------------------------------------------------------------------------------------------

Dollars in thousands                                                HELD FOR INVESTMENT
-------------------------------------------------------------------------------------------------------------------
                                                1996                        1995                  1994
-------------------------------------------------------------------------------------------------------------------

                                         Amortized     Fair         Amortized    Fair    Amortized     Fair
                                           Cost        Value         Cost        Value      Cost       Value
--------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations     $136,184    $133,584      156,233      $154,006    $263,135     $234,514
Mortgage-backed securities                11,651      11,633       15,260        15,360       6,308        6,188
--------------------------------------------------------------------------------------------------------------------
  Total                                 $147,835    $145,217     $171,493      $169,366    $269,443     $240,702
====================================================================================================================


        On December 31, 1995, the Corporation reclassified a portion of its mortgage-backed and related securities from its held for investment portfolio to its available for sale portfolio. This reclassification was made in accordance with a one-time opportunity that was granted by the Financial Accounting Standards Board ("FASB") as a result of guidance it had issued relating to SFAS
115. Although management of the Corporation did not anticipate that any of the securities reclassified would be sold, management believed it would be prudent from a liquidity management standpoint to reclassify a portion of its mortgage-backed and related securities under this one-time opportunity. For additional information, refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

        INVESTMENT SECURITIES The Corporation's investment securities available for sale decreased by $6.3 million or 7.8% during the year ended December 31, 1996. This decrease was due primarily to the maturity or sale of a number of corporate notes and marketable equity securities during the year, the proceeds from which were used to purchase other investment securities or fund growth in loans held for investment, as previously described.

        The following table sets forth the composition of the Corporation's investments available for sale as of December 31 for each of the years indicated.

Dollars in thousands             1996                            1995                           1994
-------------------------------------------------------------------------------------------------------------------
                      Amortized          Fair          Amortized          Fair          Amortized       Fair
                         Cost            Value           Cost            Value            Cost          Value
-------------------------------------------------------------------------------------------------------------------
Corporate obligations   $41,083         $41,078         $32,168         $32,294         $39,743         $38,478
U.S. Treasury securities    262             262           3,023           3,048               -               -
Asset-backed securities   1,076           1,076           2,340           2,338           3,456           3,367
Adjustable-rate mortgage
 and short-term government
 mutual funds            32,436          31,613          43,767          42,645          49,910          47,631
-------------------------------------------------------------------------------------------------------------------
  Total                 $74,857         $74,029         $81,298         $80,325         $93,109         $89,476
===================================================================================================================

        DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $54.7 million or 5.6% during the year ended December 31, 1996. The majority of this growth occurred in time deposits, money market accounts, and non-interest-bearing accounts. The Corporation attributes this growth to a combination of its expansion efforts in recent years, strong local economies in its market areas, and competitive product and interest rate offerings. Management expects these trends to continue in the immediate future, resulting in continued modest growth in the Corporation's deposit liabilities, although there can be no assurances.

        The following table sets forth the composition of the Corporation's deposit liabilities as of December 31 for each of the years indicated.


Dollars in thousands                              1996                      1995                        1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                      Weighted                      Weighted                     Weighted
                                                      Average                       Average                      Average
                                      Amount            Rate             Amount       Rate        Amount           Rate
-----------------------------------------------------------------------------------------------------------------------------------
Regular savings accounts               $85,675         1.98%           $88,179         2.07%     $ 83,822          2.23%
Interest-bearing checking accounts      53,907         1.00             55,967         0.97        47,394          1.59
Non-interest bearing checking accounts  75,341            -             69,861           -         50,761             -
Money market accounts                  134,977         4.35            106,802         4.08       102,714          3.83
Variable-rate IRA accounts               3,345         4.43              3,626         4.67         2,613          3.81
Certificates of deposit                670,848         6.01            644,988         6.08       491,337          4.98
-----------------------------------------------------------------------------------------------------------------------------------
  Total                             $1,024,093         4.74%          $969,423         4.77%     $778,641          4.00%
===================================================================================================================================

        At December 31, 1996, certificates of deposit in denominations of $100,000 or more amounted to $47.4 million and mature as follows: $14.5 million within three months, $6.7 million over three through six months, $17.1 million over six through 12 months, $9.0 million over 12 through 24 months, and $0.1 million over 24 months.

        FHLB ADVANCES AND OTHER BORROWINGS The Corporation's FHLB advances and other borrowings increased by $61.3 million or 19.0% during the year ended December 31, 1996. This increase was primarily attributable to growth in the Corporation's loans held for investment, as previously described.

        The following table presents certain information regarding the Corporation's short-term FHLB advances and other borrowings (original maturities of one year or less) at or for the years ended December 31, 1996, 1995, and 1994.

Dollars in thousands                                                     1996          1995             1994
------------------------------------------------------------------------------------------------------------------
FHLB advances:
  Average balance outstanding (1)                                     $271,537        $207,895        $107,860
  Maximum amount outstanding at any month-end during the period        347,109         258,300         199,455
  Balance outstanding at end of period                                 347,109         258,300         199,455
  Average interest rate during the period (2)                             5.52%           5.70%           5.10%
  Weighted-average interest rate at the end of period                     5.46%           5.73%           5.52%

Other borrowings: (3)
  Average balance outstanding (1)                                    $   2,308        $    308               -
  Maximum amount outstanding at any month-end during the period          5,000           4,000               -
  Balance outstanding at end of period                                   5,000               -               -
  Average interest rate during the period (2)                             5.98%           7.79%              -
  Weighted-average interest rate at the end of period                     5.64%              -               -

Total short-term borrowings:
  Average balance outstanding (1)                                     $273,845        $208,203       $ 107,860
  Maximum amount outstanding at any month-end during the period        352,109         262,300         199,455
  Balance outstanding at end of period                                 352,109         262,300         199,455
  Average interest rate during the period (2)                             5.52%           5.70%           5.10%
  Weighted-average interest rate at the end of period                     5.46%           5.76%           5.52%
==================================================================================================================

(1) Calculated using month-end balances.
(2) Calculated using month-end weighted average interest rates.
(3) Consists primarily of an over night line of credit with another financial institution and reverse-repurchase agreements.

        NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $2.4 million or 0.16% of total assets at December 31, 1996, compared to $1.4 million or 0.10% at December 31, 1995. The following table contains information regarding the Corporation's non-performing assets during the years ended December 31, 1996, 1995, and 1994.

Dollars in thousands                                        1996     1995    1994    1993     1992
-----------------------------------------------------------------------------------------------------
Non-accrual loans:
  Single-family residential                                $1,003  $  547   $  428  $  361    $1,574
  Multi-family and commercial real estate                       -     104        -      13       299
-----------------------------------------------------------------------------------------------------
    Total real estate loans                                 1,003     651      428     374     1,873
  Consumer loans                                              973     605      313     218       226
  Commercial business loans                                     -       -      129       -         -
-----------------------------------------------------------------------------------------------------
   Total non-accrual loans                                  1,976   1,256      870     592     2,099
Real estate owned and in judgement                            460     193      265   2,929     3,402
-----------------------------------------------------------------------------------------------------
    Total non-performing assets                            $2,436  $1,449   $1,135  $3,521    $5,501
=====================================================================================================
Ratio of non-accrual loans to total net loans receivable     0.18%   0.13%    0.12%   0.10%     0.37%
Ratio of total non-performing assets to total assets         0.16%   0.10%    0.10%   0.37%     0.63%
Ratio of total allowance for loan and real estate losses
  to total non-performing assets                              331%    577%     727%    246%      162%
=====================================================================================================

        The $1.0 million or 68.1% increase in non-performing assets during the year-ended December 31, 1996, was principally due to increased delinquencies in mortgage and consumer loans due to increased growth in those portfolios in recent years, as previously described. Contributing to a lesser degree was an increase in foreclosed real estate due to increased delinquencies. The $314,000 or 27.7% increase in non-performing assets during the year ended December 31, 1995, was primarily attributable to non-performing loans acquired as part of the RFC purchase.

        The Corporation's ratio of total allowance for loan and real estate losses to total non-performing assets has decreased in recent years. This decrease was principally due to the increase in non-performing assets in recent periods which management attributes to growth in the Corporation's loan portfolio, as previously described. Management does not believe that recent decreases in the ratio signal a significant deterioration in the overall credit quality of the Corporation's loan portfolio or that it signals a need for significant future additions to the Corporation's allowance for loan losses, although there can be no assurances.
Management does believe, however, that modest provisions for loan losses may be necessary in future periods to compensate for growth in its loan portfolio.

        In addition to non-performing assets, at December 31, 1996, management was closely monitoring $11.0 million of assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $9.8 million in such assets at December 31, 1995. The increase during 1996 was primarily due to the classification of a $3.0 million commercial real estate loan secured by a multi-family residence located in Indianapolis, Indiana. As described herein under Part I, Item 1, "Business, Lending Activities, Non-Performing and Other Classified Assets", the Corporation does not anticipate incurring a loss on this loan at this time, although there can be no assurances.

ASSET/LIABILITY MANAGEMENT

        The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates. Management has sought to control these ratios, thereby limiting the affects of changes in interest rates on the Corporation's earnings, by selling substantially all of its originations of long-term, fixed-rate, single-family mortgage loans in the secondary market, investing in adjustable-rate or medium-term, fixed-rate single-family residential loans, investing in medium-term CMOs, and investing in consumer and education loans which generally have shorter terms to maturity and higher interest rates.

        The Corporation also originates multi-family residential and commercial real estate loans for its own portfolio, which generally have adjustable or floating interest rates and/or shorter terms to maturity than conventional single-family residential loans.

        Long-term, fixed-rate, single-family mortgage loans originated for sale in the secondary market are generally committed for sale at the time the interest rate is locked with the borrower. As such, these loans pose little interest rate risk to the Corporation.


        The following table summarizes the anticipated maturities or repricings of the Corporation's interest- earning assets and interest-bearing liabilities as of December 31, 1996.

                                                                  MORE THAN   MORE THAN    MORE THAN
                                                    6 MONTHS      6 MONTHS    1 YEAR TO   3 YEARS TO      OVER
Dollars in thousands                                 OR LESS      TO 1 YEAR    3 YEARS      5 YEARS      5 YEARS        TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Mortgage and other loans:
  Fixed                                               $70,472      $23,293      $40,364      $23,697      $22,860      $180,685
  Adjustable                                          196,015      184,190      271,035          110            -       651,350
Consumer loans                                        188,154       28,264       64,142       14,988        4,773       300,321
Mortgage-backed and related securities                 20,904       20,115       59,162       61,053       51,383       212,616
Investment securities and other earning assets         45,748       15,146       16,194            -       18,823        95,911
-------------------------------------------------------------------------------------------------------------------------------
  Total                                              $521,293     $271,008     $450,897      $99,848      $97,839    $1,440,883
===============================================================================================================================
Interest-bearing liabilities:
Deposits liabilities:
  Regular savings and checking accounts              $139,410            -            -            -            -      $139,410
  Money market deposit accounts                       135,148            -            -            -            -       135,148
  Variable-rate IRA accounts                            3,345            -            -            -            -         3,345
  Time deposits                                       310,731     $199,887     $148,263      $11,942          $26       670,849
FHLB advances and other borrowings                    351,381        5,734       25,032        1,415           32       383,593
-------------------------------------------------------------------------------------------------------------------------------
  Total                                              $940,015     $205,621     $173,295      $13,357          $58    $1,332,345
===============================================================================================================================
Excess (deficiency) of earning assets over
  interest-bearing liabilities                      ($418,723)     $65,387     $277,602      $86,491      $97,781
===============================================================================================================================
Cumulative excess (deficiency) of
  earning assets over interest-bearing liabilities  ($418,723)   ($353,336)    ($75,734)     $10,757     $108,538
===============================================================================================================================
Cumulative excess (deficiency) of
  earning assets over interest-bearing liabilities
  as a percent of total assets                         -27.63%      -23.32%       -5.00%        0.71%        7.16%
===============================================================================================================================
Cumulative earning assets as a
  percentage of interest-bearing liabilities            55.46%       69.16%       94.26%      100.81%       108.15%
===============================================================================================================================


        The Corporation's one-year funding gap was -23.32% at December 31, 1996, compared to -26.87% and - 28.33% at December 31, 1995 and 1994,
respectively. The Corporation's one-year funding gap is significantly impacted by management's strategy of funding investments in adjustable-rate mortgage loans (the majority of which carry fixed rates of interest during the first two to three years of their terms), as well as consumer loans (which have average lives of approximately two to three years), with deposit liabilities and FHLB advances that generally have average terms to maturity of less than one year or carry floating rates of interest. Management believes this strategy takes advantage of the fact that market yield curves tend to be upward sloping, which increases the spread between the Corporation's earning assets and interest-bearing liabilities. Furthermore, management of the Corporation does not believe this strategy exposes the Corporation to unacceptable levels of interest rate risk as evidenced by the fact that the Corporation's three-year funding gap was -5.00% as of December 31, 1996, which compares to -9.69% and -10.51% as of December 31, 1995 and 1994, respectively. In addition, it should be noted that for purposes of the foregoing analysis, the Corporation classifies its interest-bearing checking, savings, and money market deposits in the "6 Months or Less" category, due to their potential to reprice. However, it is the Corporation's experience that these deposits do not reprice as quickly or to the same extent as other financial instruments, especially in a rising rate environment. Accordingly, if such deposits were deemed to reprice after one year, the Corporation's one-year funding gap would be -14.12% as of December 31, 1996, which compares to -16.88% and -17.14% as of December 31, 1995 and 1994, respectively.

        In late 1993 and early 1994 the Corporation engaged in leveraged purchases of medium-term CMOs (original weighted-average lives of two to five years) using FHLB advances as the primary funding source. Such transactions exposed the Corporation to interest rate risk in that the maturities and durations of the FHLB advances were approximately half that of the respective CMOs. Furthermore, the maturities of the advances were fixed whereas the maturities of the respective CMOs would fluctuate with market interest rates and loan prepayment activity. Management of the Corporation believed that the leveraged purchase of CMOs using FHLB advances provided sufficient interest rate spread to compensate for the interest rate risk assumed by the Corporation. Management estimated that only in the most extreme assumptions of interest rate volatility, defined as immediate and sustained changes in interest rates of more than 400 to 500 basis points from the time of purchase, would these transactions become unprofitable to the Corporation. Increases in interest rates during the last three years have not been sufficient to render these transactions unprofitable to the Corporation. However, if interest rates increase substantially from current levels, the net interest income contributed by these transactions will decline or may even be negative. As of December 31, 1996, the remaining book value of CMOs purchased under this program was $131.0 million compared to an original book value of $166.7 million. Management does not anticipate engaging in leveraged purchases of CMOs in the immediate future, although there can be no assurances.

        Although management believes that its asset/liability management strategies reduce the potential effects of changes in interest rates on the Corporation's operations, material and prolonged increases in interest rates may adversely affect the Corporation's operations because the Corporation's interest-bearing liabilities which mature or reprice within one year are greater than the Corporation's interest-earning assets which mature or reprice within the same period. Alternatively, material and prolonged decreases in interest rates may benefit the Corporation's operations.

LIQUIDITY AND CAPITAL RESOURCES

        The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of U.S. government, federal agency, and other investment securities of not less than 5% of its net withdrawable accounts and short-term borrowings, of which liquid assets maturing in one year or less must consist of not less than 1%. The Bank's long-term regulatory liquidity ratio averaged 5.2% during the year ended December 31, 1996, and was 5.5% on December 31, 1996.

        The Corporation's primary sources of funds are deposits obtained through its retail branch offices, amortization, maturity, and prepayment of outstanding loans and investments, sales of loans, and borrowings from the FHLB of Chicago and other sources. During 1996, 1995, and 1994, the Corporation used these sources of funds to primarily fund loan commitments, purchase CMO securities, corporate obligations, and other investment securities, and cover maturing liabilities and deposit withdrawals. At December 31, 1996, the Corporation had approved real estate loan commitments of $14.3 million outstanding and mortgage loan sale commitments of $20.3 million outstanding. In addition, the Corporation had $496.0 million in time deposits and $290.5 million in FHLB term advances that were scheduled to mature within one year. Management believes that the Corporation has adequate resources to fund all of these commitments, that all of these commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments. Under current FHLB lending and collateralization guidelines, the Corporation has approximately $125.0 million in unused borrowing capacity at the FHLB.

        The Corporation's stockholder's equity ratio as of December 31, 1996, was 6.3% of total assets. The Corporation's objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of 1% and 15%, respectively. The Corporation's equity ratio is below its target range as of December 31, 1996, as a result of the aforementioned special assessment from the FDIC. The Corporation expects its equity ratio to return to its target range during the next 24 months, although there can be no assurances.

        The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At December 31, 1996, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution. For additional discussion, refer to Note 12 of the Corporation's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

        The Corporation paid cash dividends of $3.9 million, $3.2 million, and $2.8 million during the years ended December 31, 1996, 1995, and 1994, respectively. These amounts equated to dividend payout ratios of 38.6%, 30.0% and 28.3% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank (for additional discussion refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio. The aforementioned special assessment from the FDIC was the primary reason the Corporation's dividend payout ratio was outside of the Corporation's target range during 1996.

        On January 28, 1997, the Corporation's Board of Directors approved a regular quarterly dividend of $0.16 per share payable on March 13, 1997, to shareholders of record on February 20, 1997.

        During 1996, the Corporation repurchased 464,800 shares of common stock at a cost of $9.7 million under its 1995 and 1996 stock repurchase plans. Furthermore, on January 28, 1997, the Corporation's Board of Directors authorized the repurchase of an additional 306,351 shares over the next twelve months and extended the stock repurchase plan adopted in 1996 for an additional twelve months (103,700 shares remain eligible for repurchase under this plan). All of the shares authorized under the plan adopted in 1995 have been repurchased. For additional discussion, refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1996 and 1995

ASSETS                                                                                             1996             1995
----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                         $24,644,254      $30,384,484
Interest-bearing deposits with banks                                                              2,456,901        4,051,288
Investment securities available for sale, at fair value                                          74,029,474       80,325,428
Mortgage-backed and related securities:
  Available for sale, at fair value                                                              61,875,130       84,172,997
  Held for investment, at cost (fair value of $145,217,199 and $169,365,825, respectively)      147,834,733      171,493,244
Loans held for sale                                                                              20,338,790       23,976,063
Loans held for investment, net                                                                1,106,039,995      932,083,879
Federal Home Loan Bank stock                                                                     18,823,200       16,855,100
Accrued interest receivable, net                                                                 11,487,427       10,133,211
Office properties and equipment                                                                  26,210,947       27,176,063
Mortgage servicing rights, net                                                                   11,887,202       10,292,604
Intangible assets                                                                                 5,221,245        5,642,719
Other assets                                                                                      4,564,171        5,891,607
----------------------------------------------------------------------------------------------------------------------------
  Total assets                                                                               $1,515,413,469   $1,402,478,687
============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Deposit liabilities                                                                          $1,024,092,887     $969,422,519
Federal Home Loan Bank advances and other borrowings                                            383,592,983      322,295,781
Advance payments by borrowers for taxes and insurance                                             3,912,206        3,740,518
Accrued interest payable                                                                          2,432,796        2,632,658
Other liabilities                                                                                 5,968,239        5,448,217
----------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                           1,419,999,111    1,303,539,693
============================================================================================================================
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                            -                -
Common stock, $.10 par value, 20,000,000 shares authorized, 6,639,326 and 6,612,305 shares issued  and outstanding, respectively, including 512,300 and 47,500 shares
  of treasury stock, respectively                                                                   663,933          661,231
Additional paid-in capital                                                                       35,580,114       35,192,795
Unearned restricted stock                                                                          (414,392)        (817,250)
Securities valuation allowance, net                                                              (2,450,764)      (1,609,161)
Retained earnings                                                                                72,569,092       66,370,129
Treasury stock, at cost                                                                         (10,533,625)        (858,750)
----------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                     95,414,358       98,938,994
----------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                                 $1,515,413,469   $1,402,478,687
============================================================================================================================

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1996, 1995, and 1994


                                                                              1996            1995            1994
------------------------------------------------------------------------------------------------------------------
Interest on loans                                                      $83,786,180     $66,484,567     $50,751,216
Interest on mortgage-backed and related securities                      14,494,999      15,802,529      16,054,569
Interest and dividends on investments                                    5,695,818       6,571,240       6,401,800
------------------------------------------------------------------------------------------------------------------
  Total interest income                                                103,976,997      88,858,336      73,207,585
------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                         46,490,086      38,987,042      28,035,078
Interest on FHLB advances and other borrowings                          17,193,577      15,967,433      12,902,948
------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                63,683,663      54,954,475      40,938,026
------------------------------------------------------------------------------------------------------------------
  Net interest income                                                   40,293,334      33,903,861      32,269,559
Provision for loan losses                                                        -               -               -
------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                   40,293,334      33,903,861      32,269,559
------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                 10,237,623       8,509,906       6,763,097
Loan servicing fees                                                      2,221,690       2,443,004       2,505,736
Commissions on annuity and insurance sales                               2,063,520       1,012,990         886,111
Gain on sales of loans                                                   4,330,550       3,544,575       2,944,782
Gain (loss) on sales of other investments                                 (311,151)        (28,598)        100,000
Other income                                                             1,288,940       1,631,207       1,107,358
------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                             19,831,172      17,113,084      14,307,084
------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                      19,913,513      18,295,649      16,169,883
Occupancy and equipment                                                  6,412,307       5,735,799       4,954,427
Federal deposit insurance premiums                                       2,124,036       1,861,879       1,705,036
Advertising and marketing                                                1,710,140       1,964,587       2,170,919
FDIC special assessment                                                  5,941,000               -               -
Other expenses                                                           8,143,731       6,513,253       5,888,671
------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                            44,244,727      34,371,167      30,888,936
------------------------------------------------------------------------------------------------------------------
  Income before income taxes and extraordinary charge                   15,879,779      16,645,778      15,687,707
Income tax expense                                                       5,805,862       6,001,144       5,707,464
------------------------------------------------------------------------------------------------------------------
  Income before extraordinary charge                                    10,073,917      10,644,634       9,980,243
Extraordinary charge (Note 8)                                                    -               -        (203,226)
------------------------------------------------------------------------------------------------------------------
  Net income                                                           $10,073,917     $10,644,634      $9,777,017
==================================================================================================================

Earnings per share:
Primary earnings per share:
  Income before extraordinary charge                                         $1.51           $1.72           $1.64
  Extraordinary charge                                                           -               -           (0.03)
------------------------------------------------------------------------------------------------------------------
    Net income per share                                                     $1.51           $1.72           $1.61
==================================================================================================================

Fully-diluted earnings per share:
  Income before extraordinary charge                                         $1.50           $1.71           $1.64
  Extraordinary charge                                                           -               -           (0.03)
------------------------------------------------------------------------------------------------------------------
    Net income per share                                                     $1.50           $1.71           $1.61
==================================================================================================================

Dividends paid per share                                                    $0.620          $0.550          $0.481
==================================================================================================================

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995, and 1994

<Captiom>
                                                                                           1996               1995            1994
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $10,073,917        $10,644,634      $9,777,017
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Real estate recoveries, net                                                         (10,240)          (311,523)       (194,797)
    Net loan fees deferred                                                               73,827             75,300         555,562
    Depreciation and amortization                                                     5,950,546          4,622,988       3,776,050
    Gains on sales of loans, and other investments                                   (4,019,400)        (3,515,977)     (3,044,782)
    Increase in accrued interest receivable                                          (1,354,216)        (1,528,313)     (1,969,928)
    Increase (decrease) in accrued interest payable                                    (199,862)           201,148         703,764
    Increase in current and deferred income taxes                                     1,819,263            882,970       1,473,389
    Other accruals and prepaids, net                                                   (414,056)             6,431         (25,462)
----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales             11,919,779         11,077,658      11,050,813
  Loans originated for sale                                                        (242,726,074)      (180,319,098)   (132,359,656)
  Sales of loans originated for sale                                                245,726,109        164,476,609     187,178,478
----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                                         14,919,814         (4,764,831)     65,869,635
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                         1,594,387          3,479,866      (1,859,950)
  Purchases of investment securities                                                (34,828,051)        (7,459,642)   (159,138,293)
  Sales of investment securities                                                     11,019,370          8,097,820       2,405,000
  Maturities of investment securities                                                29,482,069         16,106,502     189,435,976
  Purchases of mortgage-backed and related securities                                         -                  -    (211,284,602)
  Mortgage-backed and related securities principal repayments                        44,170,348         26,915,207      59,285,855
  Loans originated for investment                                                  (467,678,503)      (297,401,986)   (319,603,967)
  Loans purchased for investment                                                     (9,692,282)        (1,968,075)       (233,296)
  Loan principal repayments                                                         292,198,986        186,023,943     161,385,150
  Sales of loans originated for investment                                           11,975,972          8,470,485       9,300,339
  Sales of real estate                                                                  242,993            586,314       3,063,385
  Additions to office properties and equipment                                       (1,954,572)        (5,874,671)     (5,678,939)
  Purchases of mortgage servicing rights                                                      -         (4,088,169)       (478,097)
  Purchase of net assets of Rock Financial Corp.                                              -        (21,040,620)              -
  Other, net                                                                           (330,466)           839,839      (8,184,901)
----------------------------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                                        (123,799,749)       (87,313,187)   (281,586,340)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                                54,670,368         87,598,932      33,131,479
  Deposits purchased                                                                          -          5,336,084               -
  Long-term advances from Federal Home Loan Bank                                    132,000,000         50,000,000     127,066,000
  Repayment of long-term Federal Home Loan Bank advances                           (114,905,000)       (61,175,000)    (69,660,000)
  Net increase in short-term Federal Home Loan Bank borrowings                       38,207,000          1,715,000     134,750,000
  Increase (decrease) in other borrowings                                             5,995,202          3,995,611          (4,013)
  Increase (decrease) in advance payments by borrowers for taxes and insurance          171,688         (1,616,241)        350,860
  Proceeds from sale of common stock                                                    194,225         13,551,631         155,307
  Purchase of treasury stock                                                         (9,674,875)          (858,750)              -
  Dividends paid                                                                     (3,874,954)        (3,192,137)     (2,762,047)
  Other, net                                                                            356,051            747,920        (366,743)
----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                     103,139,705         96,103,050     222,660,843
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                   (5,740,230)         4,025,032       6,944,138
Cash and due from banks at beginning of period                                       30,384,484         26,359,452      19,415,314
----------------------------------------------------------------------------------------------------------------------------------
      Cash and due from banks at end of period                                      $24,644,254        $30,384,484     $26,359,452
==================================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                         $102,622,781        $87,330,023     $71,237,657
  Interest paid on deposits and borrowings                                           63,883,525         54,753,327      40,234,262
  Income taxes paid                                                                   4,540,490          5,376,067       4,104,060
==================================================================================================================================
Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1996, 1995, and 1994

                                        Common
                                      Stock and
                                      Additional Guarantee of  Unearned    Securities
                                       Paid-In      ESOP      Restricted   Valuation        Retained        Treasury
                                        Capital  Indebtedness    Stock     Allowance        Earnings         Stock        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993          $19,943,094  ($295,775)  ($40,122)       -           51,909,770           -       $71,516,967
Net income                                                                                  9,777,017                     9,777,017
Exercise of stock options                 316,326                                                                           316,326
Restricted stock award                    737,032              (665,311)                                                     71,721
Repayment of ESOP indebtedness                       180,444                                                                180,444
Restricted stock award amortization                             248,031                                                     248,031
Valuation adjustment, net of taxes                                          $(2,159,980)                                 (2,159,980)
Fractional shares on 10% stock dividend                                                        (7,108)                       (7,108)
Dividends paid                                                                             (2,762,047)                   (2,762,047)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994           20,996,452   (115,331)  (457,402)     (2,159,980)   58,917,632                -   77,181,371
Net income                                                                                 10,644,634                    10,644,634
Proceeds from sale of common stock     13,358,743                                                                        13,358,743
Exercise of stock options                 559,592                                                                           559,592
Restricted stock award                    939,239              (864,968)                                                     74,271
Repayment of ESOP indebtedness                       115,331                                                                115,331
Restricted stock award amortization                             505,120                                                     505,120
Valuation adjustment, net of taxes                                              550,819                                     550,819
Dividends paid                                                                             (3,192,137)                   (3,192,137)
Purchase of treasury stock                                                                                   $(858,750)    (858,750)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995           35,854,026          -   (817,250)     (1,609,161)   66,370,129         (858,750)  98,938,994
Net income                                                                                 10,073,917                    10,073,917
Exercise of stock options                 390,021                                                                           390,021
Restricted stock award amortization                             402,858                                                     402,858
Valuation adjustment, net of taxes                                             (841,603)                                   (841,603)
Dividends paid                                                                             (3,874,954)                   (3,874,954)
Purchase of treasury stock                                                                                 (9,674,875)   (9,674,875)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996          $36,244,047          -  $(414,392)    $(2,450,764)  $72,569,092    $(10,533,625)  $95,414,358
===================================================================================================================================
Refer to accompanying Notes to Audited Consolidated Financial Statements.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS The Corporation provides a wide range of financial services to individuals and businesses in Wisconsin through its wholly-owned subsidiary bank. The Corporation is subject to competition from other financial institutions. The Corporation, the Bank, and the Bank's subsidiaries are also subject to the regulations of certain governmental agencies and undergo periodic examinations by those regulatory authorities.

        BASIS OF FINANCIAL STATEMENT PRESENTATION The accounting and reporting policies of the Corporation, the Bank, and the Bank's subsidiaries conform to generally accepted accounting principles ("GAAP") and to general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates.

        PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts and balances of the Corporation, the Bank, and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        INVESTMENT SECURITIES, INCLUDING MORTGAGE-BACKED AND RELATED SECURITIES, AND STOCK HELD FOR REGULATORY PURPOSES Investment securities, including mortgage-backed and related securities, are classified in one of two categories and accounted for as follows: (1) securities that the Corporation has the positive intent and ability to hold to maturity are classified as "held for investment" and reported at amortized cost; (2) securities not classified as "held for investment" are classified as "available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity ("securities valuation allowance"), net of estimated income taxes. Management determines the appropriate classification for its securities at the time of purchase. The specific identification method is used to determine the cost of securities sold.

        On October 18, 1995, the FASB granted a one-time opportunity for institutions to reassess the classification of all or a portion of their securities. This guidance allowed institutions to transfer securities from the "held for investment" category without calling into question their intent to hold other securities in such category to maturity. On December 31, 1995, management of the Corporation elected to transfer mortgage-backed and related securities with a carrying value of $85.8 million from the "held for investment" category to the "available for sale" category. As a result of this change, the Corporation recorded a $1.6 million adjustment against the securities as of December 31, 1995. This adjustment represented the difference between the book and fair values of the securities as of such date. The Corporation also recorded a $1.0 million adjustment against its stockholders' equity as of the same date, which represented the after-tax effect of the aforementioned adjustment.

        The Corporation occasionally enters into purchases of securities and/or whole-loans under agreements to resell ("repurchase agreements"). The amounts advanced under these agreements represent short-term loans and are reflected as a receivable in the Corporation's Consolidated Statement of Financial Condition.

        Stock of the FHLB of Chicago is owned due to regulatory requirements and is carried at cost.

        INTEREST ON LOANS Interest income is accrued on loan balances outstanding. Loans are reviewed regularly by management and are placed in a non-accrual status when the collection of interest or principal is considered unlikely.

        DISCOUNTS, PREMIUMS, AND DEFERRED LOAN FEES Discounts and premiums on loans are amortized over the life of the related loans using the level-yield method. Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the related loans as an adjustment of yield. Such fees are amortized using the level-yield method.

        LOANS HELD FOR SALE Loans originated and held for sale are carried at the lower of aggregate cost or market. The Corporation generally retains the servicing rights to such loans after they are sold.

        MORTGAGE SERVICING RIGHTS Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due. The Corporation generally earns a fee of 25 basis points or more on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and float.

        Prior to 1995 the Corporation's mortgage servicing rights consisted of only two assets -- excess mortgage servicing rights ("EMSR") and purchased mortgage servicing rights ("PMSR"). EMSR is typically recorded as a component of gain on sale of mortgage loans and represents the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor, adjusted to exclude a normal servicing fee (typically 25 basis points). The offsetting deferred charge is amortized against service fee income over the estimated lives of the loans using the income-forecast method. PMSR represents mortgage servicing rights acquired from third-parties. It is recorded at cost and is also amortized over the estimated lives of the loans using the income-forecast method.

        On January 1, 1995, the Corporation adopted SFAS 122. This accounting standard permitted the recognition of a third mortgage servicing asset - originated mortgage servicing rights ("OMSR"). OMSR, like EMSR, is typically recorded as a component of gain on sale of mortgage loans. It differs from EMSR in that it approximates the present value of the normal servicing fee (typically 25 basis points) adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The offsetting deferred charge is amortized against service fee income over the estimated lives of the loans using the income-forecast method.

        As a result of its adoption of SFAS 122, the Corporation recorded an additional gain of $1.8 million on loans sold with servicing retained in 1995. Retroactive application of SFAS 122 to mortgage loans sold prior to 1995 was prohibited.

        The value of EMSR, PMSR, and OMSR (collectively "mortgage servicing rights") is subject to impairment as a result of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. If actual loan prepayment activity associated with serviced loans exceeds that which was estimated by management at the time the mortgage servicing rights were originally recorded, a valuation adjustment is recorded against such assets and against the Corporation's loan servicing fee income in the period of the prepayment. The valuation adjustment is calculated using the current outstanding principal balance of the related loans, a long-term prepayment assumption as determined by management, and a discount rate that the Corporation has experienced in recent bids on mortgage servicing rights in the secondary market.

        The Corporation purchases or originates mortgage servicing rights on single-family residential mortgage loans only. In valuing the mortgage servicing rights recorded on such loans, the Corporation stratifies the loans by type of loan (i.e., non-government-guaranteed loans versus government-guaranteed loans), year of original funding, contractual interest rate, and original term to maturity.

        PENDING ACCOUNTING CHANGE In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This standard establishes new accounting and financial reporting rules for sales, securitizations, and servicing of receivables and other financial assets, for secured borrowing and collateral transactions, and for extinguishment of liabilities. SFAS 125 also eliminates the distinction between EMSR and OMSR. The statement is applicable to transactions occurring after December 31, 1996, with certain exceptions. SFAS 125 is not expected to have a material impact on the financial condition or operations of the Corporation.

        REAL ESTATE Real estate acquired through foreclosure or deed in lieu of foreclosure and real estate subject to redemption are recorded at the lower of cost or estimated fair market value. Costs relating to the development and improvement of the property are capitalized. Income and expenses incurred in connection with holding and operating the property are included in the Corporation's Consolidated Statements of Operations.

        ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE A periodic review of loans and real estate is made to determine whether the estimated fair value of the related assets is equal to or in excess of the related carrying amounts.
In making such determination, consideration is given to estimated sales prices, refurbishing costs, selling costs, and market discount rates. Where loss is indicated, a specific allowance for loss is established. In addition, the Corporation maintains a general loss allowance against its loan and real estate portfolios which is based on its own loss experience, that of the financial services industry, and management's ongoing assessment of current economic conditions, and the credit risk inherent in the portfolios. An allocation of the general loss allowance between loans and real estate is made for financial reporting purposes and is generally based on the relative gross book values of the assets in each portfolio. Accordingly, transfers of general loss allowances between the loan and real estate portfolios may occur from time to time in order to adjust for changes in relative loss exposures between the portfolios.

        Management of the Corporation believes that its allowances for losses on loans and real estate are adequate. However, the estimates used by management in determining the adequacy of such allowances are susceptible to significant change due primarily to changes in economic and market conditions. In addition, various regulatory agencies periodically review the Corporation's allowances for losses as an integral part of their examination processes. Such agencies may require the Corporation to recognize additions to the allowances based on their judgments of information available to them at the time of their examinations.

        OFFICE PROPERTIES AND EQUIPMENT Office properties and equipment are recorded at cost less accumulated depreciation which is provided over the estimated useful lives (five to forty years) of the respective assets on a straight-line basis. The cost of leasehold improvements is being amortized on the straight-line basis over the lesser of the term of the respective lease or the estimated economic life. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and resulting gain or loss is recorded in income.

        Costs of holding office properties under construction (principally interest and real estate taxes) are capitalized and depreciated over the estimated useful lives of the related assets.

        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation occasionally enters into sales of securities under agreements to repurchase ("reverse-repurchase agreements"). Reverse-repurchase agreements are treated as financing, and the obligations to repurchase securities sold are reflected as a liability in the Corporation's Consolidated Statement of Financial Condition. The securities underlying the agreements remain in the asset accounts.

        INCOME TAXES The Corporation, the Bank, and the Bank's subsidiaries file a consolidated federal income tax return and separate state income tax returns. Provision is made in the income tax expense accounts for deferred taxes applicable to income and expense items reported in different periods for financial statement purposes than for income tax purposes.

        PENSION COSTS AND OTHER POSTRETIREMENT BENEFITS The Corporation's net periodic pension cost consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the earnings on assets held by the retirement plan, by amortization of a transitional assets over a period of 15 years (beginning in 1987), and by amortization of any actuarial gains and losses over the estimated future service period of existing plan participants. The projected unit credit actuarial cost method is used to determine expected pension costs. The Corporation's funding policy is to contribute amounts deductible for federal income tax purposes.

        The Corporation's cost of postretirement benefits, which consists of medical reimbursements for retirees, is recognized during the years that the employees render the necessary service, adjusted for interest costs on the projected benefit obligation and for the amortization of a transitional obligation over 20 years (beginning in 1993). The projected unit credit actuarial cost method is used to determine expected postretirement benefit costs. The Corporation's postretirement benefit plan is not currently funded.

        FAIR VALUES OF FINANCIAL INSTRUMENTS The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments (refer to Note 13 for actual fair value amounts):

        INTEREST-BEARING DEPOSITS WITH BANKS The face amounts presented in the Corporations Consolidated Statements of Financial Condition for interest-bearing deposits with banks approximates fair value for such asset.

        INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES Fair values for this group of financial instruments are based on average quoted market prices obtained from one or more independent pricing sources as of December 31, 1996 and 1995. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

        LOANS HELD FOR SALE The fair value of loans held for sale is estimated by matching such loans against outstanding commitments to sell such loans.

        LOANS HELD FOR INVESTMENT The estimated fair value of loans held for investment is determined using discounted cash flow techniques. Scheduled principal and interest payments are adjusted for estimated future prepayments as provided by third-party market sources or as estimated by management using historical prepayment experience. Discount rates used in the fair value computations are generally based on yields quoted in the secondary market, adjusted for management's estimate of differences in liquidity and/or credit risk. For instances in which comparable yields cannot be obtained in the secondary market, discount rates used in the computations are those interest rates offered by the Corporation on such loans as of December 31, 1996 and 1995.

        FEDERAL HOME LOAN BANK STOCK FHLB stock held in excess of minimum requirements can be returned to the FHLB of Chicago for face value. Accordingly, the fair value of all FHLB stock is estimated to be equal to the face amount presented in the Corporation's Consolidated Statements of Financial Condition.

        DEPOSIT LIABILITIES The fair values of demand deposit accounts (i.e., interest-bearing and non-interest-bearing checking accounts and money market and regular savings accounts) are equal to the face amount presented in Note 7. The fair value of fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates offered by the Corporation as of December 31, 1996 and 1995, to a schedule of aggregate contractual maturities of such deposits as of the same dates.

        FEDERAL HOME LOAN BANK ADVANCES The fair value of FHLB advances is estimated using a discounted cash flow calculation that applies interest rates quoted by the FHLB as of December 31, 1996 and 1995, to a schedule of aggregate contractual maturities of such liabilities as of the same date. The fair value of FHLB advances excludes the effect of any prepayment penalties that may be incurred if the Corporation were to prepay any of its term advances.

        OTHER BORROWINGS Other borrowings consist of short-term borrowings from third-party financial institutions and borrowings under long-term contracts. Other borrowings are not material to the Corporation either individually or in the aggregate. As such, the Corporation has not estimated the fair value of such borrowings.

        ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE The fair value of advance payments by borrowers for taxes and insurance is equal to the face amount presented in the Corporation's Consolidated Statement of Financial Condition.

        ACCRUED INTEREST RECEIVABLE AND PAYABLE The fair value of accrued interest is equal to the face amount presented in the Corporation's Consolidated Statement of Financial Condition.

        OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS The Corporation has become a party to financial instruments with off-balance-sheet risk in the normal course of its business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, lines of credit, commitments to sell loans, and financial guarantees.

        Off-balance-sheet financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statement of financial condition. In the event of non-performance by the other party to a financial instrument, the Corporation's exposure to credit loss is represented by the contractual amount of the instrument. The Corporation uses the same credit policies in granting commitments, letters and lines of credit, and financial guarantees as it does for on-balance-sheet financial instruments.

        The fair values of commitments to extend credit and commitments to sell loans, both of which are generally short-term in nature and which involve primarily fixed- and adjustable-rate residential mortgage loans, are estimated to be equal to their respective face values. Any difference that may exist in the fair value of the Corporation's sales commitments will generally be offset by a similar difference in the fair value of the fixed-rate loan commitments that are to be matched against such sales. In general, the Corporation does not maintain material long or short positions with respect to its mortgage banking operations.

        Home equity lines of credit carry floating market rates of interest. Accordingly, the fair value of outstanding home equity lines of credit is estimated to be equal to the face value of such commitments.

        The Corporation does not issue material amounts of stand-by letters of credit or financial guarantees. Accordingly, the fair value of such exposures are estimated to be equal to their face value in all material respects.

        STOCK DIVIDENDS Earnings per share and dividends paid per share, as presented in the Corporation's Consolidated Statements of Operations, have been adjusted to recognize a 10% stock dividend on June 2, 1994. Common shares issued and outstanding, as presented in the Corporation's Consolidated Statements of Financial Condition, have also been adjusted for such stock dividend.

        STOCK-BASED COMPENSATION On January 1, 1996 the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Corporation did not adopt the fair value method of expense recognition for stock-based compensation awards (the "fair value method"). As such, the adoption of SFAS 123 had no effect on the Corporation's reported earnings. Rather, the effects of the fair value method on the Corporation's earnings have been disclosed on a proforma basis, as permitted by SFAS 123. Refer to Note 10 for the appropriate disclosures.

        EARNINGS PER SHARE Primary and fully-diluted earnings per share are based on the weighted-average number of common shares outstanding during each period and the common stock equivalent shares outstanding at the end of each period (as adjusted for stock splits and dividends). Common stock equivalent shares are computed using the treasury stock method and consist of stock options outstanding under the stock incentive plans described in Note 10. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the years ended December 31, 1996, 1995, and 1994, is as follows:

                                                  1996                          1995                            1994
------------------------------------------------------------------------------------------------------------------------------------
                                                            FULLY-                       FULLY-                              FULLY-
                                            PRIMARY        DILUTED         PRIMARY      DILUTED          PRIMARY            DILUTED
------------------------------------------------------------------------------------------------------------------------------------
Net income                              $10,073,917    $10,073,917     $10,644,634  $10,644,634        $9,777,017         $9,777,017
====================================================================================================================================
Average common shares issued, net of
  actual treasury shares purchased        6,261,572      6,261,572       5,848,080    5,848,080         5,738,012          5,738,012
Common stock equivalents based
  on the treasury stock method              419,421        446,817         357,184      385,933           331,242            338,465
------------------------------------------------------------------------------------------------------------------------------------
Average common shares and
  common stock equivalents                6,680,993      6,708,389       6,205,264    6,234,013         6,069,254          6,076,477
====================================================================================================================================
Earnings per share                            $1.51          $1.50           $1.72        $1.71             $1.61              $1.61
====================================================================================================================================


STATEMENT OF CASH FLOWS Cash and cash equivalents consists solely of cash on hand and non-interest-bearing deposits in banks ("cash and due from banks").

RECLASSIFICATION Certain 1995 and 1994 balances have been reclassified to conform with the 1996 presentation.



NOTE 2 - INVESTMENT SECURITIES

        Investment securities available for sale at December 31, 1996, are summarized as follows:

                                                                                             1996
-----------------------------------------------------------------------------------------------------------------------------
                                                                   AMORTIZED     UNREALIZED      UNREALIZED              FAIR
                                                                        COST          GAINS          LOSSES             VALUE
-----------------------------------------------------------------------------------------------------------------------------
Corporate obligations                                            $41,083,255        $60,294        ($65,656)      $41,077,893
U.S. Treasury securities                                             261,621            313               -           261,934
Asset-backed securities                                            1,076,022          1,288          (1,006)        1,076,304
Adjustable-rate mortgage and short-term government mutual funds   32,435,911              -        (822,568)       31,613,343
-----------------------------------------------------------------------------------------------------------------------------
  Total                                                          $74,856,809        $61,895       ($889,230)      $74,029,474
=============================================================================================================================

        Investment securities available for sale at December 31, 1995, are summarized as follows:

                                                                                            1995
-----------------------------------------------------------------------------------------------------------------------------
                                                                   AMORTIZED     UNREALIZED      UNREALIZED              FAIR
                                                                        COST          GAINS          LOSSES             VALUE
-----------------------------------------------------------------------------------------------------------------------------
Corporate obligations                                            $32,168,065       $147,286        ($21,359)      $32,293,992
U.S. Treasury securities                                           3,023,242         24,727            (469)        3,047,500
Asset-backed securities                                            2,339,982          1,924          (3,641)        2,338,265
Adjustable-rate mortgage and short-term government mutual funds   43,766,432          5,020      (1,125,781)       42,645,671
-----------------------------------------------------------------------------------------------------------------------------
  Total                                                          $81,297,721       $178,957     ($1,151,250)      $80,325,428
==============================================================================================================================


        The weighted average yield on all investment securities was 6.24% and 5.90% at December 31, 1996 and 1995, respectively.

        Accrued interest receivable on investment securities was $781,270 and $983,718 at December 31, 1996 and 1995, respectively.

        Realized losses on sales of investment securities were $311,151, $39,146, and zero during 1996, 1995, and 1994, respectively. Realized gains were $10,548 during 1995. There were no realized gains on sales of investment securities during 1996 and 1994.

        The amortized cost and estimated fair value of investment securities at December 31, 1996, by contractual maturity, are summarized as follows:


                                                                                  AMORTIZED                FAIR
INVESTMENTS MATURING ...                                                               COST               VALUE
---------------------------------------------------------------------------------------------------------------
Within one year                                                                 $13,868,696         $13,880,275
In one year to five years                                                        28,552,202          28,535,856
---------------------------------------------------------------------------------------------------------------
 Subtotal                                                                        42,420,898          42,416,131
---------------------------------------------------------------------------------------------------------------
Marketable equity securities                                                     32,435,911          31,613,343
---------------------------------------------------------------------------------------------------------------
 Total                                                                          $74,856,809         $74,029,474
===============================================================================================================


NOTE 3 - MORTGAGE-BACKED AND RELATED SECURITIES

        Mortgage-backed and related securities available for sale at December 31, 1996, are summarized as follows:

                                                                          1996
---------------------------------------------------------------------------------------------------------------
                                          AMORTIZED          UNREALIZED          UNREALIZED                FAIR
                                               COST               GAINS              LOSSES               VALUE
---------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations     $64,889,598             $16,517         ($3,030,985)        $61,875,130
===============================================================================================================

        Mortgage-backed and related securities held for investment at December 31, 1996, are summarized as follows:

                                                                1996
---------------------------------------------------------------------------------------------------------------
                                          AMORTIZED        UNREALIZED            UNREALIZED                FAIR
                                               COST             GAINS                LOSSES               VALUE
---------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations    $136,183,410           $17,587           ($2,617,054)       $133,583,943
Mortgage-backed securities               11,651,323            98,962              (117,029)         11,633,256
---------------------------------------------------------------------------------------------------------------
  Total                                $147,834,733          $116,549          ($2,734,083)        $145,217,199
===============================================================================================================

        Mortgage-backed and related securities available for sale at December 31, 1995, are summarized as follows:

                                                                         1995
---------------------------------------------------------------------------------------------------------------
                                          AMORTIZED        UNREALIZED           UNREALIZED                 FAIR
                                               COST             GAINS               LOSSES                VALUE
---------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations     $85,763,301           $43,975          ($1,634,279)        $84,172,997
===============================================================================================================

        Mortgage-backed and related securities held for investment at December 31, 1995, are summarized as follows:


                                                                         1995
---------------------------------------------------------------------------------------------------------------
                                          AMORTIZED        UNREALIZED           UNREALIZED                 FAIR
                                               COST             GAINS               LOSSES                VALUE
---------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations     $156,233,329          $129,014          ($2,356,981)       $154,005,362
Mortgage-backed securities                15,259,915           181,654              (81,106)         15,360,463
---------------------------------------------------------------------------------------------------------------
  Total                                 $171,493,244          $310,668          ($2,438,087)       $169,365,825
===============================================================================================================

        The weighted average yield on mortgage-backed and related securities was 6.30% and 6.16% at December 31, 1996 and 1995, respectively.

        Accrued interest receivable on mortgage-backed and related securities was $1,177,988 and $1,499,754 at December 31, 1996 and 1995, respectively.

        Mortgage-backed securities consist of FHLMC, FNMA, and GNMA securities. Collateralized mortgage obligations consist of securities backed by the aforementioned agency-backed securities or by whole-loans. As of December 31, 1996, approximately 71% of the Corporation's CMO portfolio consisted of securities backed by whole loans, all of which were generally rated "AAA" by the major credit-rating agencies. Approximately 25% of the Corporation's whole-loan CMOs consisted of loans on properties located in the state of California. No other geographical location had a material concentration.

        There were no realized gains or losses on sales of mortgage-backed and related securities during 1996, 1995 or 1994.

        CMOs with a book value of $62.9 million were pledged to secure FHLB advances as of December 31, 1996.


NOTE 4 - LOANS HELD FOR INVESTMENT

        Loans held for investment at December 31 are summarized as follows:

                                                                    1996           1995
--------------------------------------------------------------------------------------------
First mortgage loans:
  Single-family                                                 $544,726,550    $464,042,592
  Multi-family                                                   127,334,307     119,955,341
  Commercial                                                      94,400,682      76,241,653
  Construction                                                    69,874,835      51,983,402
Education loans                                                  134,093,919     108,003,498
Second mortgage and home equity loans                            119,644,928      83,991,638
Consumer loans                                                    47,555,741      55,891,541
Commercial business and Small Business Administration loans        1,217,477       2,205,128
--------------------------------------------------------------------------------------------
  Subtotal                                                     1,138,848,439     962,314,793
Less:
  Undisbursed loan proceeds                                       23,895,301      20,618,879
  Discount on purchased loans                                        192,854         362,882
  Unearned discounts and loan fees                                   831,966       1,063,076
  Allowance for loan losses                                        7,888,323       8,186,077
--------------------------------------------------------------------------------------------
      Total                                                   $1,106,039,995    $932,083,879
============================================================================================


        The weighted average contractual interest rate for all loans was 8.16% and 8.24% at December 31, 1996 and 1995, respectively.

        Accrued interest receivable on loans held for investment was $9,506,719 and $7,634,319 at December 31, 1996 and 1995, respectively.

        Loans serviced for investors were $1.2 billion, $1.1 billion, and $803.2 million at December 31, 1996, 1995, and 1994, respectively. These loans are not reflected in the Corporation's Consolidated Statements of Financial Condition.

        At December 31, 1996 and 1995, loans on non-accrual status were $2.0 million and $1.3 million, respectively. The Corporation has no loans contractually past due ninety or more days for which interest is being accrued.

        With respect to single-family mortgage loans, it is the Corporation's general policy to restrict lending to its primary market area (defined as the metropolitan areas of La Crosse, Madison, Hudson, Eau Claire, Beloit, and Janesville Wisconsin, and surrounding areas, as well as contiguous counties in Iowa and Minnesota), though from time to time the Corporation will purchase single-family loans originated outside of its primary market area. It is also the Corporation's general policy to limit an individual single-family mortgage loan to 80% of the appraised value of the property securing the loan. The Corporation will occasionally lend more than 80% of the appraised value of the property, but generally will require the borrower to obtain private mortgage insurance on the portion of the loan amount that exceeds 80% of the collateral.

        With respect to multi-family and commercial real estate loans, it is the Corporation's policy to restrict its lending area to loans secured by property located within a 300-mile radius of La Crosse, to include the states of Nebraska, Illinois, Iowa, and Minnesota, although in the past the Corporation originated multi-family and commercial real estate loans outside of this area. It is also the Corporation's general policy to limit loans on multi-family residential complexes, retail shopping centers, office buildings, and multi-tenant industrial buildings to 80% of the appraised value of the property securing the loan. Loans on other types of commercial properties, such as nursing homes, hotels/motels, churches, and single-tenant industrial buildings are limited to 75% or less of the appraised value of the property securing the loan. In addition, it is the Corporation's policy that no more than 20% of its multi-family and commercial real estate loans consist of this second category of loans. Multi-family and Commercial real estate loans originated or purchased outside of the Corporation's market area amounted to only $25.3 million and $27.8 million, at December 31, 1996 and 1995, respectively.

        With respect to consumer loans, it is the Corporation's policy that such loans be supported primarily by the borrower's ability to repay the loan and secondarily by the value of the collateral securing the loan, if any. Education loans are guaranteed by the U.S. government.

        A summary of the activity in the allowance for loan losses is as follows:

                                   1996             1995            1994
-----------------------------------------------------------------------------
Balance at beginning of period  $8,186,077      $8,073,670      $7,828,211
Provision charged to expense             -               -               -
-----------------------------------------------------------------------------
Loans charged-off                 (336,989)       (468,737)       (281,907)
Recoveries                          39,235          44,036          49,332
-----------------------------------------------------------------------------
Charge-offs, net                  (297,754)       (424,701)       (232,575)
Transfers                                -               -         478,034
Purchased allowances                     -         537,108               -
-----------------------------------------------------------------------------
Balance at end of period        $7,888,323      $8,186,077      $8,073,670
=============================================================================



NOTE 5 - MORTGAGE SERVICING RIGHTS

        A summary of the activity in mortgage servicing rights is as follows:

                                                                                    Allowance
                                        Excess    Purchased    Originated           for
                                        MSR         MSR        MSR                  Loss       Total
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1993        $5,032,581           -           -       ($1,223,948)    $3,808,633
Purchased servicing                             $  478,097                                      478,097
Originated servicing                 1,288,242                                                1,288,242
Amortization                          (581,229)    (16,324)                                    (597,553)
Charge-offs                           (875,990)                                  875,990              -
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1994         4,863,604     461,773          -           (347,958)     4,977,419
Purchased servicing                              4,088,169                                    4,088,169
Originated servicing                   737,329  $1,750,622     $1,750,622                     2,487,951
Amortization                          (593,163)   (355,977)       (61,795)                   (1,010,935)
Valuation adjustments                                                           (250,000)      (250,000)
Charge-offs                           (190,226)                                  190,226              -
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1995         4,817,544   4,193,965      1,688,827       (407,732)    10,292,604
Originated servicing                 1,249,238                  2,477,098                     3,726,336
Amortization                          (693,177)   (485,880)      (328,783)                   (1,507,840)
Valuation adjustments                                                           (623,898)      (623,898)
Charge-offs                           (291,100)   (157,346)      (172,184)       620,630              -
-------------------------------------------------------------------------------------------------------
Balance at December 31, 1996        $5,082,505  $3,550,739     $3,664,958    ($  411,000)   $11,887,202
=======================================================================================================

Refer to Note 1 for a description of the Corporation's accounting policies with respect to mortgage servicing rights.

NOTE 6 -- OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at December 31 are summarized as follows:

                                            1996             1995
-------------------------------------------------------------------
Office buildings and improvements       $18,637,456     $18,743,376
Furniture and equipment                  15,710,546      15,197,138
Land and improvements                     3,683,478       3,654,259
Leasehold improvements                    4,681,491       3,988,154
Property acquired for expansion           1,179,808       1,179,808
Construction in progress                    388,138         882,587
-------------------------------------------------------------------
  Subtotal                               44,280,917      43,645,322
-------------------------------------------------------------------
Less allowances for depreciation
and amortization                         18,069,970      16,469,259
-------------------------------------------------------------------
  Total                                 $26,210,947     $27,176,063
===================================================================

        Depreciation expense was $2,599,431, $2,399,505, and $2,150,757 for the years ended December 31, 1996, 1995, and 1994, respectively.


        The Corporation rents office space and land under operating leases at certain of its locations. These leases have terms expiring between 1997 and 2006 and provide for renewals subject to escalation clauses. Rental expense was $988,483, $821,236, and $491,564 for the years ended December 31, 1996, 1995, and 1994, respectively.



NOTE 7 -- DEPOSIT LIABILITIES

        Deposit liabilities at December 31 are summarized as follows:

                                             1996                       1995
-----------------------------------------------------------------------------------------
                                               WEIGHED                      WEIGHED
                                   BALANCE  AVERAGE RATE          BALANCE  AVERAGE RATE
-----------------------------------------------------------------------------------------

Checking accounts:
  Non-interest-bearing         $ 75,340,636         -           $69,860,694        -
  Interest-bearing               53,907,106      1.00%           55,967,270      0.97%
Money market savings:
  Great Rate accounts            89,889,046      4.93            61,760,198      4.80
  Insured Market Fund accounts   16,886,876      4.11            12,538,740      4.02
  Market Rate accounts           28,200,632      2.64            32,503,262      2.75
Regular savings accounts         85,674,670      1.98            88,178,532      2.07
Variable-rate IRA accounts        3,344,848      4.43             3,625,773      4.67
Time deposits maturing...
  Within three months           172,798,057      6.24            71,409,515      5.56
  Four to six months            104,522,278      5.70            94,334,392      5.92
  Seven to twelve months        218,640,578      5.97           284,756,262      6.05
  One to five years             174,888,160      6.00           194,487,881      6.35
-----------------------------------------------------------------------------------------
    Total time deposits         670,849,073      6.01           644,988,050      6.08
-----------------------------------------------------------------------------------------
    Total                    $1,024,092,887      4.74%         $969,422,519      4.77%
=========================================================================================


        Time deposits include $47.4 million and $41.9 million of certificates in denominations of $100,000 or more at December 31, 1996 and 1995, respectively. Accrued interest payable on deposit liabilities was $740,828 and $1,192,964 at December 31, 1996 and 1995, respectively.

        Included in non-interest-bearing checking accounts at December 31, 1996 and 1995, were $12.2 million and $13.8 million, respectively, which represented amounts held in custody for third-party investors in loans serviced by the Corporation.

        Interest expense on deposit liabilities for the year ended December 31 is summarized as follows:

                                   1996            1995            1994
--------------------------------------------------------------------------------
Checking accounts             $   521,038     $   654,496     $   692,152
Money market savings accounts   5,103,182       3,987,442       3,677,728
Regular savings                 1,774,934       1,753,301       1,807,505
Time deposits                  39,090,932      32,591,803      21,857,693
--------------------------------------------------------------------------------
  Total                       $46,490,086     $38,987,042     $28,035,078
================================================================================



NOTE 8 -  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

        Federal Home Loan Bank advances and other borrowings at December 31 are summarized as follows:




                                         1996                          1995
------------------------------------------------------------------------------------------
                                                 WEIGHTED                      WEIGHTED
                           BALANCE            AVERAGE RATE        BALANCE    AVERAGE RATE
Federal Home Loan Bank
advances maturing in...
------------------------------------------------------------------------------------------
1996                             -              -               $164,905,000      5.67%
1997                   $290,507,000             5.43%             33,507,000      5.08
1998                     18,305,000             5.49              18,305,000      5.49
1999                      6,715,000             6.16               6,715,000      6.16
2000                      1,400,000             6.93               1,400,000      6.93
Open line of credit      56,602,000             5.61              93,395,000      5.83
------------------------------------------------------------------------------------------
  Total FHLB advances   373,529,000             5.48             318,227,000      5.66
Other borrowings         10,063,983             6.52               4,068,781      7.81
------------------------------------------------------------------------------------------
  Total                $383,592,983             5.50%           $322,295,781      5.69%
==========================================================================================





        The Corporation's borrowings at the FHLB of Chicago are limited to 35% of total assets or 60% of the book value of certain mortgage loans plus 75% of the market value of certain mortgage-backed and related securities, whichever is less. Interest on the open line of credit is paid monthly at 0.45% above the FHLB's daily investment deposit rate or approximately 25 basis points above the federal funds rate.

        The Corporation has lines of credit with two financial institutions. These lines, which amount to $15.0 million in the aggregate, permit the overnight purchase of fed funds.

        The Corporation has a $5.0 million borrowing outstanding with a third financial institution which matures on May 31, 1998, but which is subject to renewal under certain circumstances. Interest on the borrowings is payable quarterly at 185 basis points above the three-month LIBOR, as determined on a quarterly basis. The Corporation has pledged all issued and outstanding capital stock of the Bank as collateral for this line of credit.

        Accrued interest payable on FHLB advances and other borrowings was $1,691,973 and $1,437,212 December 31, 1996 and 1995, respectively.


NOTE 9 - INCOME TAXES

        Federal and state income tax expense for the years ended December 31 is summarized as follows:

                                      1996        1995            1994
-----------------------------------------------------------------------
Current:
  Federal                       $5,007,142  $5,289,144      $4,321,369
  State                             77,720     108,000          84,125
-----------------------------------------------------------------------
      Total current              5,084,862   5,397,144       4,405,494
-----------------------------------------------------------------------
Deferred:
  Federal                          582,000     450,000       1,069,170
  State                            139,000     154,000         232,800
-----------------------------------------------------------------------
      Total deferred               721,000     604,000       1,301,970
-----------------------------------------------------------------------
      Total                     $5,805,862  $6,001,144      $5,707,464
=======================================================================

        The significant components of the Corporation's deferred tax expense for the years ended December 31 are summarized as follows:


                                   1996            1995            1994
---------------------------------------------------------------------------------
Mortgage servicing rights        $818,705        $724,766                 -
Asset valuation allowances       (311,288)       (580,554)       $1,426,073
Deferred loan fees                288,351         496,927            96,336
Deferred compensation            (147,559)       (406,795)           (3,884)
Provision for loan losses and
 real estate recoveries, net      128,248         284,857           144,185
FHLB stock dividends                   -          155,126                 -
Office properties and equipment
 depreciation                     (56,321)         73,138            13,308
Investments in partnerships          (182)         (5,686)         (138,091)
Other                               1,046        (137,779)         (235,957)
---------------------------------------------------------------------------------
  Total deferred                 $721,000        $604,000        $1,301,970
=================================================================================



        The income tax provision differs from the provision computed at the federal statutory corporate tax rate for the years ended December 31 as follows:


                                                           1996             1995          1994
----------------------------------------------------------------------------------------------------
Income taxes at federal statutory rate of 35%           $5,557,922      $5,826,022      $5,490,697
State income taxes net of federal income tax benefit       140,868         170,300         206,001
Other                                                      107,072           4,822          10,765
----------------------------------------------------------------------------------------------------
  Income tax provision                                  $5,805,862      $6,001,144      $5,707,464
====================================================================================================


        The significant components of the Corporation's deferred tax assets and liabilities as of December 31, are summarized as follows:

                                                               1996    1995
-------------------------------------------------------------------------------------
Deferred tax assets:
  Loan and real estate loss allowances                 $2,617,549       $2,783,003
  Securities valuation allowance                        1,391,038          953,435
  Deferred compensation                                 1,004,144          868,192
  State tax loss carryforwards                            473,760          525,450
  Deferred loan fees                                            -          119,827
  Other                                                    43,960           55,517
-------------------------------------------------------------------------------------
      Total deferred tax assets                         5,530,451        5,305,424
  Valuation allowance                                    (212,980)        (350,709)
-------------------------------------------------------------------------------------
  Adjusted deferred tax assets                          5,317,471        4,954,715
-------------------------------------------------------------------------------------
Deferred tax liabilities:
  Mortgage servicing rights                             1,580,177          771,790
  FHLB stock dividends                                    625,814          520,910
  Office properties and equipment depreciation            444,692          507,802
  Purchase acquisition adjustments                        413,251          384,622
  Asset valuation allowances                                    -          308,326
  Federal tax effect of state deferred taxes, net         184,208          262,033
  Deferred loan fees                                      170,127                -
  Investment in unconsolidated partnerships                85,771           87,117
  Other                                                    64,112          115,270
-------------------------------------------------------------------------------------
      Total deferred tax liabilities                    3,568,152        2,957,870
-------------------------------------------------------------------------------------
      Net deferred tax assets                          $1,749,319       $1,996,845
=====================================================================================

NOTE 10 -- EMPLOYEE BENEFIT PLANS

        PENSION PLAN The Corporation has established a pension plan for the benefit of full-time employees that have at least one year of service and have attained the age of 20. Benefits under the plan are based on the employee's years of service and compensation during the years immediately preceding retirement. The following table summarizes the components of pension expense, the funded status of the plan, and the amount recognized in the Corporation's consolidated financial statements for the years ended December 31, 1996, 1995, and 1994.


                                          1996           1995                     1994
------------------------------------------------------------------------------------------
Components of pension expense:
  Service cost                          $304,387      $  260,146             $   298,078
  Interest cost                          402,318         410,126                 393,472
  Actual return on plan assets          (910,319)     (1,211,311)                188,947
  Net amortization and deferral          256,735         735,350                (674,406)
------------------------------------------------------------------------------------------
   Total pension expense                $ 53,121      $  194,311             $   206,091
==========================================================================================
Actuarial present value of projected
 benefit obligation:
  Accumulated benefit obligation:
    Vested                            $4,494,897      $4,202,359             $ 3,325,564
    Non-vested                           485,933         346,494                 250,638
Provision for future salary increases    711,202       1,564,221               1,075,248
------------------------------------------------------------------------------------------
    Projected benefit obligation       5,692,032       6,113,074               4,651,450
------------------------------------------------------------------------------------------
Plan assets at fair market value       6,218,479       5,495,832               4,430,449
------------------------------------------------------------------------------------------
Plan assets (over) under projected
 benefit obligation                     (526,447)        617,242                 221,001
Unrecognized loss                       (714,114)     (1,090,109)             (1,016,553)
Unrecognized net asset                   301,831         397,283                 492,735
Unrecognized prior service cost        1,042,274         126,007                 158,929
------------------------------------------------------------------------------------------
Accrued (prepaid) pension cost at end $  103,544      $   50,423            ($   143,888)
 of period
==========================================================================================


        At December 31, 1996, assets of the Corporation's pension plan consisted of various institutional money market, bond, and equity funds, as well as individual equity securities.

        The discount rate used to determine the actuarial present value of the projected benefit obligation for the years ended December 31, 1996, 1995, and 1994 was 7.5%, 7.5%, and 8.5%, respectively. The rate of increase in future compensation used to determine the actuarial present value of such obligation was 5.5% for all periods presented. The expected long-term rate of return on plan assets was 9.0% for all periods presented.

        POSTRETIREMENT EMPLOYEE BENEFITS The Corporation provides certain health care insurance benefits to retired employees. Substantially all of the employees of the Corporation may become eligible for these benefits if they reach normal retirement age while working for the Corporation. The following table summarizes the components of postretirement benefit expense and the amount recognized in the Corporation's consolidated financial statements for the years ended December 31, 1996, 1995, and 1994.


                                                          1996           1995            1994
------------------------------------------------------------------------------------------------
Components of postretirement benefits expense:
  Service cost                                        $ 24,924       $  54,216       $   79,375
  Interest cost                                         76,498         105,297          111,644
  Amortization of unrecognized
   transitional obligation                              34,230          59,807           68,332
  Amortization of (gain) loss                           (7,311)        (20,461)               -
------------------------------------------------------------------------------------------------
    Total postretirement benefit expense             $ 128,341        $198,859       $  259,351
=================================================================================================
Accumulated postretirement benefit
 obligation:
  Retirees                                           $ 637,742        $561,430       $  507,835
  Fully eligible active plan participants               37,992          40,835           42,625
  Other active plan participants                       422,058         338,750          952,783
------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation        1,097,792         941,015        1,503,243
Unrecognized gain                                      169,843         264,474          183,254
Unrecognized transition obligation                    (547,679)       (581,909)      (1,229,971)
------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost at end of
 period                                             $  719,956        $623,580       $  456,526
=================================================================================================

        The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for 1997 is 13.0% and is assumed to decrease gradually to 5.5% in 2004 and thereafter. The discount rate used to determine the actuarial present value of the projected postretirement benefit obligation was 7.5%, 7.5%, and 8.5% for 1996, 1995 and 1994, respectively.

        The assumed rate of increase in the per capita cost of covered benefits has an effect on the amounts reported in the Corporation's consolidated financial statements. For example, a one percentage point increase in the assumed trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1996, by approximately $68,000 and the aggregate service and interest cost components of postretirement benefit expense for 1996 by approximately $5,000.

        SAVINGS PLANS The Corporation maintains a 401(k) savings plan for the benefit of substantially all of its employees. Employees may contribute up to a certain percentage of their compensation to the plan and the Corporation will match their contributions within certain limits. In addition, the employee may also receive discretionary profit sharing contributions from the Corporation. The Corporation provided matching and discretionary contributions of approximately $181,000, $140,000, and $139,000 during the years ended December 31, 1996, 1995, and 1994, respectively.

        EMPLOYEE STOCK OWNERSHIP PLAN The Corporation makes annual discretionary contributions to an Employee Stock Ownership Program ("ESOP") for the benefit of substantially all of its employees. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $217,000, $121,000, and $162,000 in ESOP-related compensation expense during the years ended December 31, 1996, 1995, and 1994, respectively.

        STOCK INCENTIVE PLANS During 1989 and 1992, the Corporation adopted stock incentive plans designed to attract and retain qualified personnel in key management positions. In addition, during 1995 the Corporation assumed the stock incentive plan of a financial institution that was acquired by the Corporation. These plans provide for the grant of stock options, restricted stock, and stock appreciation rights. In general, stock options granted under these plans are exercisable at a price equal to the fair value of the stock on the date of the grant. Furthermore, the options are subject to three- to five-year graded vesting requirements and a maximum exercise period of ten years. These plans authorize the issuance of approximately one million shares in the aggregate, of which 97,290 shares were unallocated as of December 31, 1996. Activity in these stock incentive plans for each of the three years ended December 31, 1996, 1995, and 1994, is summarized in the following paragraphs:

        Stock options outstanding at the beginning of each of the three preceding years were 645,743, 469,358, and 483,352, respectively. These options had weighted-average exercise prices of $8.43, $5.91, and $5.79, respectively. Stock options granted during these years were 6,000, 222,652, and 2,640, respectively, at weighted-average exercise prices of $20.38, $12.80, and $14.32, respectively. Stock options exercised during these years were 20,155, 46,267, and 16,634, respectively, at weighted-average exercise prices of $6.10, $3.92, and $3.92, respectively. Stock options outstanding at the end of each of the three preceding years were 626,503, 645,743, and 469,358, respectively. These options had weighted-average exercise prices of $8.59, $8.43, and $5.91, respectively. Of these options, 509,608, 462,733, and 410,090, respectively, were fully-vested and exercisable at weighted-average exercise prices of $7.04, $6.12, and $5.48, respectively. As of December 31, 1996, the exercise prices of options outstanding on that date ranged from $3.92 to $21.75 and had a weighted-average remaining life of 5.3 years. Expirations and forfeitures of stock options during the three years ended December 31, 1996, 1995, and 1994, were not material.

        Shares of restricted stock granted under these plans were zero, 55,385, and 46,465 during the three years ended December 31, 1996, 1995, and 1994, respectively. The weighted-average fair value of these shares were zero, $15.62, and $14.32 for these periods, respectively. Restricted stock is generally subject to vesting requirements of one to three years.

        During 1989 and 1992, the Corporation also adopted stock incentive plans designed to attract and retain qualified non-employee directors for the Corporation and its subsidiaries. The 1989 plan granted each director options to purchase 5,867 shares of common stock. In addition, under both plans each director receives options to purchase an additional 2,932 shares upon election or re-election to the Board of Directors. The stock options are exercisable at a price at least equal to the fair value of the stock on the date of grant and are fully-vested on the date of the grant. These plans have authorized the issuance of 224,314 shares in the aggregate, of which 92,318 shares were unallocated as of December 31, 1996. Activity in these stock incentive plans for each of the three years ended December 31, 1996, 1995, and 1994 is summarized in the following paragraph:

        Stock options outstanding at the beginning of each of the three preceding years were 80,019, 74,153, and 84,956, respectively. These options had weighted-average exercise prices of $8.42, $7.40, and $6.06, respectively. Stock options granted during these years were 11,732, 8,799, and 8,798, respectively at weighted-average exercise prices of $21.13, $15.50, and $14.09, respectively. Stock options exercised during these years were 6,866, 2,933, and 19,601, respectively, at weighted-average exercise prices of $10.39, $3.92, and $4.60, respectively. Finally, stock options outstanding at the end of December 31, 1996, were 84,885. These options had a weighted-average exercise price of $10.02, a range of exercise prices from $3.92 to $21.50, and a weighted-average remaining life of 5.5 years. There were no expirations or forfeitures of stock options during these years.

        As described in Note 1, the Corporation has elected to provide proforma disclosure of the effects of its stock incentive plans. If the Corporation had accounted for its stock incentive plans using the fair value method, the Corporation's proforma net income would have been $9,700,000 and $10,369,000 during the years ended December 31, 1996 and 1995, respectively. Proforma primary earnings per share would have been $1.46 and $1.68, and proforma fully-diluted earnings per share would have been $1.45 and $1.67 during the same periods, respectively. It should be noted, however, that because SFAS 123 prohibited the proforma disclosure of the effects of stock options granted in years prior to 1995, the proforma disclosures for 1996 and 1995 may not be representative of the proforma effects in future years.

        The weighted-average fair value of the options granted in 1996 and 1995 were $6.26 and $3.87, respectively. The fair values of these options were estimated as of the dates they were granted using a Black-Scholes option pricing model. Weighted-average assumptions for both periods were as follows:
6.5% risk-free interest rate, 2.6% dividend yield, 30% volatility, and a seven-year expected life.


NOTE 11 -- COMMITMENTS AND CONTINGENCIES

        LEGAL PROCEEDINGS FEI, a wholly-owned subsidiary of the Bank that was formerly involved in the acquisition and development of hotels, has received a favorable judgement in a U.S. District Court awarding it $1.1 million in compensatory damages, plus post-judgement interest on the damages, as well as filing fees and other court costs. The defendant in the action is a well capitalized money center bank that provided certain trust services relating to one of FEI's hotel joint ventures in the 1980s.

        In addition to this judgement, FEI also has a pending claim against the defendant for punitive damages which could substantially increase the final award, if any. A hearing on this claim is scheduled for early 1997. The defendant is expected to appeal the judgement as well as vigorously oppose any award of punitive damages. As a result, management of the Corporation is unable to determine the likelihood of a favorable outcome or reliably estimate the amount of the final award, if any. Accordingly, the Corporation has not recognized any portion of the current judgement or possible future punitive damages in its results of operations.

        The Corporation and its subsidiaries are also engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

        OTHER COMMITMENTS AND CONTINGENCIES At December 31, 1996, the Corporation had commitments to originate mortgage loans at market terms aggregating approximately $14.3 million which expire on various dates in 1997. As of the same date the Corporation had approximately $4.5 million in commitments outstanding under standby letters of credit and $8.1 million in commitments outstanding under unused home equity lines of credit. Furthermore, the Corporation had commitments to sell approximately $20.3 million in mortgage loans to FHLMC and FNMA at various dates in 1997.

NOTE 12 -- STOCKHOLDERS' EQUITY

        PREFERRED STOCK The Corporation is authorized to issue up to 5,000,000 shares of preferred stock, $.10 par value per share, though no such stock was outstanding at December 31, 1996. The Board of Directors of the Corporation is authorized to establish the voting powers, designations, preferences, or other special rights of such shares and the qualifications, limitations, and restrictions thereof. The preferred stock may be issued in distinctly designated series, may be convertible to common stock, and may rank prior to the common stock in dividend rights, liquidation preferences, or both.

        SHAREHOLDERS' RIGHTS PLAN On January 24, 1995, the Corporation's Board of Directors adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right on each outstanding share of common stock of the Corporation. However, the rights can only be exercised if a person or group acquires 20% or more of the common stock or announces a tender or exchange offer that would result in a 20% or greater position in the stock. Initially, each right will entitle shareholders to buy one one-hundredth share of the Corporation's preferred stock at a price of $50.00, subject to adjustment. Under certain circumstances, including the acquisition of beneficial ownership of 25% or more of the Corporation's common stock, holders of the Corporation's common stock, other than the acquirer, will be entitled to exercise the rights to purchase common stock from the Corporation having a value equal to two times the exercise price of the right. If the Corporation is acquired in a merger, share exchange, or other business combination in which the Corporation is not the survivor, after a person or group's acquisition of beneficial ownership of 20% or more of the common stock, rights holders will be entitled to purchase the acquirer's shares at a similar discount. Issuance of the rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the Corporation or its shareholders, and will not change the way in which the Corporation's shares are traded. The rights expire in ten years.

        STOCK REPURCHASE PLANS AND TREASURY STOCK In January of 1997, 1996, and 1995, the Corporation's Board of Directors authorized the repurchase of up to 306,351, 328,000, and 288,000 shares of the Corporation's outstanding common stock, respectively (the "1997", "1996", and "1995 Plans", respectively). Such repurchases may be made from time to time in the open market during the next twelve months as conditions permit (the 1996 and 1995 Plans were extended for an additional twelve months in January 1997 and January 1996, respectively). The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

        During 1996 and 1995, the Corporation repurchased 464,800 and 47,500 shares, respectively, under the 1996 and 1995 Plans. These shares were repurchased at an average cost of $20.82 and $18.08 per share during 1996 and 1995, respectively. As of December 31, 1996, all shares authorized for repurchase under the 1995 Plan had been repurchased.

        DIVIDEND RESTRICTIONS The ability of the Corporation to pay dividends will depend primarily upon the receipt of dividends from the Bank. The Bank may not declare or pay a cash dividend without regulatory approval if such dividend would cause its net capital to be reduced below either the amount required for the liquidation account or the current risk-based capital requirements imposed by the Office of Thrift Supervision ("OTS"). The Bank is a Tier 1 association under current OTS regulations. As such, the Bank's dividend payments are limited to 100% of its net income during the year plus an amount that would reduce by one-half its excess risk-based regulatory capital as of the beginning of the year, or 75% of its net income during the most recent four-quarter period, whichever is greater.

        REGULATORY CAPITAL REQUIREMENTS Financial institutions such as the Bank are subject to minimum regulatory capital requirements as specified in federal banking law and supporting regulations. Failure of a financial institution to meet such requirements may subject the institution to certain mandatory -- and possibly discretionary -- actions on the part of its regulators (referred to as "prompt corrective actions"). Such actions, if undertaken, could severely restrict the activities of the institution. During each of the years ended December 31, 1996 and 1995, the Bank's regulatory capital was sufficient for it to be classified as "well capitalized" under the prompt corrective action provisions of the federal banking law and supporting regulations. Accordingly, the Bank is not subject to prompt corrective actions by its regulators.

        The following table summarizes the Bank's current regulatory capital in both percentage and dollar terms as of December 31, 1996. It also summarizes the minimum capital levels that must be maintained by the Bank for it to be classified as "adequately capitalized" and "well capitalized" under the prompt corrective action provisions of federal banking law and supporting regulations.

                                             MINIMUM REQUIREMENTS
                                             TO BE CLASSIFIED AS...
--------------------------------------------------------------------------------
                                ADEQUATELY      WELL
                                CAPITALIZED     CAPITALIZED         ACTUAL
--------------------------------------------------------------------------------
Tier 1 leverage ratio                   4.0%         5.0%            6.13%
Tier 1 risk-based capital ratio         4.0%         6.0%           11.53%
Total risk-based capital ratio          8.0%        10.0%           12.47%

Tier 1 leverage ratio capital  $ 60,639,000  $75,799,000     $ 92,971,000
Tier 1 risk-based capital        32,246,000   48,370,000       92,971,000
Total risk-based capital         64,493,000   80,616,000      100,533,000
================================================================================


        Following is a reconciliation of the Bank's stockholder's equity as determined under generally accepted accounting principles to Tier 1 capital and total capital as determined by regulations as of December 31, 1996:


                                                        TIER 1           TOTAL
                                                        CAPITAL         CAPITAL
--------------------------------------------------------------------------------
Stockholder's equity (Bank only)                     $97,643,000     $97,643,000
General loss allowance                                         -       7,828,000
Securities valuation allowance, net                    2,451,000       2,451,000
Goodwill and other intangible assets                  (5,221,000)     (5,221,000)
Other non-includable investments
 (primarily mortgage servicing rights                 (1,902,000)     (2,168,000)
----------------------------------------------------------------------------------
  Regulatory capital                                 $92,971,000    $100,533,000
==================================================================================



NOTE 13 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair values of financial instruments as of December 31 are as follows:

                                                              1996                          1995
------------------------------------------------------------------------------------------------------------
                                                 CARRYING VALUE  FAIR VALUE      CARRYING VALUE  FAIR VALUE
------------------------------------------------------------------------------------------------------------
Financial assets:
Cash and due from banks                         $24,644,254     $24,644,254     $30,384,484     $30,384,484
Interest-bearing deposits with banks              2,456,901       2,456,901       4,051,288       4,051,288
Investment securities available for sale         74,029,474      74,029,474      80,325,428      80,325,428
Mortgage-backed and related securities:
  Available for sale                             61,875,130      61,875,130      84,172,997      84,172,997
  Held for investment                           147,834,733     145,217,199     171,493,244     169,365,825
Loans held for sale                              20,338,790      20,700,000      23,976,063      24,500,000
Loans held for investment, gross              1,113,928,318   1,130,000,000     940,269,956     949,900,000
Federal Home Loan Bank stock                     18,823,200      18,823,200      16,855,100      16,855,100
Accrued interest receivable                      11,487,427      11,487,427      10,133,211      10,133,211

Financial liabilities:
Deposit liabilities                         $ 1,024,092,887  $1,027,200,000   $ 969,422,519    $974,500,000
Federal Home Loan Bank advances and '
 other borrowings                               383,592,983     383,300,000     322,295,781     322,300,000
Advance payments by borrowers for
 taxes and insurance                              3,912,206       3,912,206       3,740,518       3,740,518
Accrued interest payable                          2,432,796       2,432,796       2,632,658       2,632,658
============================================================================================================


Refer to Note 1 for the methods and assumptions used by the Corporation in estimating the fair value of financial instruments. The carrying value shown for loans held for investment excludes the impact of the Corporation's allowance for loan losses.

NOTE 14 - PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                                                                 DECEMBER 31
CONDENSED STATEMENTS OF FINANCIAL CONDITION:                                                 1996            1995
-----------------------------------------------------------------------------------------------------------------
Cash in bank                                                                             $221,993        $333,229
Interest-bearing deposits with subsidiary bank                                          2,415,879       6,865,060
Investment in subsidiary                                                               97,643,105      95,848,128
Other assets                                                                              195,821          77,563
-----------------------------------------------------------------------------------------------------------------
  Total assets                                                                       $100,476,798    $103,123,980
=================================================================================================================
Other borrowings                                                                       $5,000,000      $4,000,000
Other liabilities                                                                          62,440         184,986
-----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                     5,062,440       4,184,986
-----------------------------------------------------------------------------------------------------------------
Common stock                                                                              663,933         661,231
Additional paid-in capital                                                             35,580,114      35,192,795
Unearned restricted stock                                                                (414,392)       (817,250)
Valuation allowance                                                                    (2,450,764)     (1,609,161)
Retained earnings                                                                      72,569,092      66,370,129
Treasury stock, at cost                                                               (10,533,625)       (858,750)
-----------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                           95,414,358      98,938,994
-----------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                         $100,476,798    $103,123,980
=================================================================================================================


                                                                                   YEAR ENDED DECEMBER 31
CONDENSED STATEMENTS OF OPERATIONS:                                          1996            1995            1994
-----------------------------------------------------------------------------------------------------------------
Dividends from subsidiary                                              $8,000,000      $5,000,000      $5,000,000
Other income                                                              133,581         273,810         125,485
Other expense                                                             693,068         353,478         350,224
-----------------------------------------------------------------------------------------------------------------
  Income before income taxes and equity in undistributed
    net income of subsidiary                                            7,440,513       4,920,332       4,775,261
Income tax benefit                                                        195,820          27,884          78,634
-----------------------------------------------------------------------------------------------------------------
  Income before equity in undistributed net income of subsidiary        7,636,333       4,948,216       4,853,895
Equity in undistributed net income of subsidiary                        2,437,584       5,696,418       4,923,122
-----------------------------------------------------------------------------------------------------------------
  Net income                                                          $10,073,917     $10,644,634      $9,777,017
=================================================================================================================



                                                                                   YEAR ENDED DECEMBER 31
CONDENSED STATEMENTS OF CASH FLOWS:                                          1996            1995            1994
------------------------------------------------------------------------------------------------------------------
Net income                                                            $10,073,917     $10,644,634       $9,777,017
Equity in earnings of subsidiary                                      (10,437,583)    (10,696,418)      (9,923,122)
Other accruals and prepaids                                               (76,584)         97,243           34,032
------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operations                                 (440,250)         45,459        (112,073)
------------------------------------------------------------------------------------------------------------------
Decrease (increase) in interest-bearing deposits with subsidiary bank   4,449,181        (320,316)      (1,106,331)
Sale of investment-securities                                                   -       2,311,367                -
Dividends received from subsidiary                                      8,000,000       6,250,000        3,750,000
Purchase of net assets of Rock Financial Corp.                                  -     (21,040,620)               -
Other, net                                                                 (3,200)        451,007                -
------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                     12,445,981      12,348,562)       2,643,669
------------------------------------------------------------------------------------------------------------------
Proceeds from sale of common stock                                        194,225      13,551,631          155,307
Increase in other borrowings                                            1,000,000       4,000,000                -
Dividends paid to shareholders                                         (3,874,954)     (3,192,137)      (2,762,047)
Purchase of treasury stock                                             (9,674,875)       (858,750)               -
Other, net                                                                238,637      (1,333,492)         240,922
------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                    (12,116,967)     12,167,252       (2,365,818)
------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash in bank                                (111,236)       (135,851)         165,778
Cash at beginning of period                                               333,229         469,080          303,302
------------------------------------------------------------------------------------------------------------------
  Cash in bank at end of period                                          $221,993        $333,229         $469,080
==================================================================================================================

REPORT OF MANAGEMENT

        The management of First Federal Capital Corp has prepared the accompanying financial statements and is responsible for their integrity and objectivity. The statements, which include amounts that are based on management's best estimates and judgements, have been prepared in conformity with generally accepted accounting principles and are free of material misstatement. Management also prepared the other information in the annual report on Form 10-K and is responsible for its accuracy and consistency with the financial statements.

        The Corporation maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Corporation's management and Board of Directors regarding the preparation of reliable published annual and interim financial statements. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. However, even an effective internal control system, no matter how well designed, has inherent limitations - including the possibility of circumvention or overriding of controls - and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

        The Corporation assessed its internal control system as of December 31, 1996, in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements described in "Internal Control-Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Corporation believes that, as of December 31, 1996, its system of internal control over the preparation of its published annual and interim financial statements met those criteria.



/s/Thomas W. Schini             /s/Jack C. Rusch                /s/Michael W. Dosland
Thomas W. Schini                Jack C. Rusch                   Michael W. Dosland
Chairman of the Board and       Executive Vice President and    Vice President and Controller
Chief Executive Officer         Chief Financial Officer



REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

        We have audited the accompanying consolidated statements of financial condition of First Federal Capital Corp as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those statements require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Federal Capital Corp at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

        As discussed in Note 1 to the Audited Consolidated Financial Statements, the Corporation changed its method of accounting for mortgage servicing rights in 1995.


                                                   Ernst & Young LLP
Milwaukee, Wisconsin
January 24, 1997

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

                                                                DEC          SEPT.         JUNE        MARCH
Dollars in thousands, except for per share amounts             1996           1996         1996         1996
------------------------------------------------------------------------------------------------------------
Interest on loans                                           $22,736        $21,080      $19,963      $20,008
Interest on mortgage-backed and related securities            3,371          3,539        3,710        3,873
Interest and dividends on investments                         1,511          1,369        1,353        1,461
------------------------------------------------------------------------------------------------------------
  Total interest income                                      27,619         25,988       25,027       25,343
------------------------------------------------------------------------------------------------------------
Interest on deposits                                         11,880         11,668       11,486       11,456
Interest on borrowings                                        4,885          4,242        3,734        4,333
------------------------------------------------------------------------------------------------------------
  Total interest expense                                     16,765         15,910       15,220       15,789
------------------------------------------------------------------------------------------------------------
  Net interest income                                        10,854         10,078        9,806        9,554
Provision for loan losses                                         -              -            -            -
------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses        10,854         10,078        9,806        9,554
------------------------------------------------------------------------------------------------------------
Gain on sale of loans                                           873            777        1,134        1,547
Gain (loss) on sale of other investments                        (59)           (62)        (136)         (54)
Other non-interest income                                     4,110          4,401        3,958        3,288
------------------------------------------------------------------------------------------------------------
  Total non-interest income                                   4,924          5,116        4,956        4,835
------------------------------------------------------------------------------------------------------------
FDIC special assessment                                           -          5,941            -            -
Other non-interest expense                                    9,647          9,631        9,537        9,488
------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                  9,647         15,572        9,537        9,488
------------------------------------------------------------------------------------------------------------
  Income before income taxes and extraordinary charge         6,131           (377)       5,225        4,901
Income tax expense                                            2,322           (317)       1,969        1,832
------------------------------------------------------------------------------------------------------------
  Net Income                                                 $3,809           ($60)      $3,256       $3,069
============================================================================================================

Income before FDIC special assessment                        $3,809         $3,515       $3,256       $3,069
FDIC special assessment, net of income taxes                      -          3,575            -            -
------------------------------------------------------------------------------------------------------------
  Net Income                                                 $3,809           ($60)      $3,256       $3,069
============================================================================================================

Primary earnings per share:
  Income before FDIC special assessment                       $0.57          $0.54        $0.48        $0.45
  FDIC special assessment, net of income taxes                    -          (0.54)           -            -
------------------------------------------------------------------------------------------------------------
  Net income                                                  $0.57         ($0.00)       $0.48        $0.45
============================================================================================================

Dividends paid per share                                    $  0.16        $  0.16      $  0.16      $  0.14
============================================================================================================
Stock price at end of period                                 $23.50         $22.50       $20.25       $20.00
============================================================================================================
High stock price during period                               $24.25         $23.00       $22.25       $20.50
============================================================================================================
Low stock price during period                                $22.50         $19.50       $20.25       $18.50
============================================================================================================

                                                                Dec          Sept.         June        March
Dollars in thousands, except for per share amounts             1995           1995         1995         1995
------------------------------------------------------------------------------------------------------------
Interest on loans                                           $18,424        $17,033      $16,013      $15,014
Interest on mortgage-backed and related securities            3,857          3,876        4,002        4,068
Interest and dividends on investments                         1,625          1,605        1,664        1,676
------------------------------------------------------------------------------------------------------------
  Total interest income                                      23,907         22,514       21,680       20,759
------------------------------------------------------------------------------------------------------------
Interest on deposits                                         10,764         10,345        9,555        8,323
Interest on borrowings                                        4,050          3,724        3,975        4,219
------------------------------------------------------------------------------------------------------------
  Total interest expense                                     14,814         14,069       13,530       12,542
------------------------------------------------------------------------------------------------------------
  Net interest income                                         9,092          8,445        8,150        8,216
Provision for loan losses                                         -              -            -            -
------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses         9,092          8,445        8,150        8,216
------------------------------------------------------------------------------------------------------------
Gain on sale of loans                                         1,354          1,266          783          141
Gain (loss) on sale of other investments                         (1)           (38)          11            -
Other non-interest income                                     3,503          3,816        3,341        2,937
------------------------------------------------------------------------------------------------------------
  Total non-interest income                                   4,856          5,044        4,135        3,078
------------------------------------------------------------------------------------------------------------
FDIC special assessment                                           -              -            -            -
Other non-interest expense                                    8,585          8,732        8,605        8,449
------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                  8,585          8,732        8,605        8,449
------------------------------------------------------------------------------------------------------------
  Income before income taxes and extraordinary charge         5,363          4,758        3,680        2,845
Income tax expense                                            1,986          1,731        1,312          973
------------------------------------------------------------------------------------------------------------
  Net Income                                                 $3,377         $3,027       $2,368       $1,872
============================================================================================================

Income before FDIC special assessment                        $3,377         $3,027       $2,368       $1,872
FDIC special assessment, net of income taxes                      -              -            -            -
------------------------------------------------------------------------------------------------------------
  Net Income                                                 $3,377         $3,027       $2,368       $1,872
============================================================================================================

Primary earnings per share:
  Income before FDIC special assessment                       $0.53          $0.49        $0.38        $0.32
  FDIC special assessment, net of income taxes                    -              -            -            -
------------------------------------------------------------------------------------------------------------
  Net income                                                  $0.53          $0.49        $0.38        $0.32
============================================================================================================

Dividends paid per share                                    $  0.14        $  0.14      $  0.14      $  0.13
============================================================================================================
Stock price at end of period                                 $18.00         $17.75       $16.00       $16.25
============================================================================================================
High stock price during period                               $18.50         $19.25       $17.13       $17.50
============================================================================================================
Low stock price during period                                $17.25         $15.75       $15.25       $14.00
============================================================================================================

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required herein is incorporated by reference from pages 5 to 6 and page 12 of the definitive proxy statement of the Corporation dated March 12, 1997.


ITEM 11 -- EXECUTIVE COMPENSATION

        The information required herein is incorporated by reference from pages 15 to 24 of the definitive proxy statement of the Corporation dated March 12, 1997.


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required herein is incorporated by reference from pages 13 to 14 of the definitive proxy statement of the Corporation dated March 12, 1997.


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required herein is incorporated by reference from page 19 and 20 and page 26 of the definitive proxy statement of the Corporation dated March 12, 1997.


                                   PART IV

ITEM 14 -- EXHIBIT INDEX, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) Documents filed as part of this report:

        (1) The following financial statements are included herein under
            Part II, Item 8, "Financial Statements and Supplementary Data":

            Consolidated Statements of Condition at December 31, 1996 and 1995

            Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996

            Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996

            Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

            Notes to Audited Consolidated Financial Statements

            Report of Management

            Report of Independent Auditors

(2) All financial statement schedules required under this item are omitted because the required information is either not applicable or the required information is included in the Audited Consolidated Financial Statements or in the notes thereto.

(3) Exhibit Index.


     #               DESCRIPTION
    3.1     Articles of Incorporation (1)
    3.2     Bylaws (1)
    4.1     Specimen stock certificate (1)
    4.2     Rights Agreement, dated as of January 24, 1995 (2)
   10.1     1989 Stock Incentive Plan (1)
   10.2     1989 Directors' Stock Option Plan, as amended (3)
   10.3     1992 Stock Incentive Plan (4)
   10.4     1992 Directors' Stock Option Plan (4)
   10.5     Rock Financial Corp.  1992 Stock Option and Incentive Plan (5)
   10.6     Employee Stock Ownership Plan (1)
   10.7     Employment agreements between the Bank and the following executive officers:
            a) Thomas W. Schini (6)
            b) Bradford R. Price (1)
            c) Jack C. Rusch (1)
            d) Joseph M. Konradt (1)
            e) Milne J. Duncan (1)
            f) Robert P. Abell (1)
            g) Jeffrey J. Johnson (7)
   10.8     Employment agreement between the Bank and John T. Bennett (8)
   10.9     First Federal of La Crosse Directors' Deferred Compensation Plan (1)
   10.10    First Federal of La Crosse Annual Incentive Bonus Plan (1)
   10.11    First Federal of La Crosse Incentive Bonus Plan for Group Life Insurance (1)
   10.12    First Federal of Madison Deferred Compensation Plan for Directors (1)
   11       Computation of Earnings Per Share -- Reference is made to Note 1 of the Corporation's
               Audited Consolidated Financial Statements, included herein under Part II, Item 8,
               "Financial Statements and Supplementary Data"
   13       1996 Summary Annual Report to Shareholders (9)
   21       Subsidiaries of the Registrant -- Reference is made to Part I, Item 1, "Business -- Subsidiaries"
   23       Consent of Ernst & Young LLP (8)
   27       Financial Data Schedule
   99       1996 Proxy Statement (8)


(1) Incorporated herein by reference to exhibits filed with the Corporation's Form S-1 Registration Statement declared effective by the SEC on September 8, 1989 (Registration No. 33-98298-01).

(2) Incorporated herein by reference to the Corporation's Registration Statement on a Form 8-A filed with the SEC on January 27, 1995.

(3) Incorporated herein by reference to exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the SEC on March 30, 1990.

(4) Incorporated herein by reference to the Corporation's definitive proxy statement dated March 11, 1992.

(5) Incorporated herein by reference to exhibits filed with the Corporation's Post-Effective Amendment No. 1 on form S-8 to Form S-4 Registration Statement filed with the SEC on December 26, 1995 (Registration No. 33-98298-01).

(6) Incorporated herein by reference to exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the SEC on March 30, 1995.

(7) Incorporated herein by reference to exhibits filed with the Corporation's Form S-4 Registration Statement declared effective by the SEC on October 18, 1995 (Registration No. 33-98298-01).

(8)   Filed herewith.

(9)   Filed in paper format pursuant to Rule 100 (b) (1) of Regulation S-T.

(b) The Corporation filed no reports on Form 8-K during the fourth quarter of 1996.

(c) Refer to item (a)(3) above for all exhibits filed herewith.

(d) Refer to items (a)(1) and (2) above for financial statements required under this item.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST FEDERAL CAPITAL CORP

February 25, 1997                       By: /s/ Thomas W. Schini
                                        Thomas W. Schini
                                        President, Chairman of
                                        the Board, and Chief
                                        Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas W. Schini                    February 25, 1997
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
(principal executive officer)


/s/
Dale A. Nordeen
Vice Chairman of the Board


/s/ Henry C. Funk                       February 25, 1997
Henry C. Funk
Director


/s/ John F. Leinfelder                  February 25, 1997
John F. Leinfelder
Director


/s/ Richard T. Lommen                   February 25, 1997
Richard T. Lommen
Director


/s/ Phillip J. Quillin                  February 25, 1997
Phillip J. Quillin
Director


/s/
Don P. Rundle
Director

/s/ Patrick J. Luby                     February 25, 1997
Patrick J. Luby
Director


/s/
David C. Mebane
Director


/s/
Robert B. Rennebohm
Director


/s/ John T. Bennett                     February 25, 1997
John T. Bennett
Director


/s/ Jack C. Rusch                       February 25, 1997
Jack C. Rusch
Executive Vice President and
Chief Financial Officer
(principal financial officer)


/s/ Michael W. Dosland                  February 25, 1997
Michael W. Dosland
Vice president and Controller
(principal accounting officer)

                                Exhibit Index.

        #       DESCRIPTION
      3.1       Articles of Incorporation (1)
      3.2       Bylaws (1)
      4.1       Specimen stock certificate (1)
      4.2       Rights Agreement, dated as of January 24, 1995 (2)
     10.1       1989 Stock Incentive Plan (1)
     10.2       1989 Directors' Stock Option Plan, as amended (3)
     10.3       1992 Stock Incentive Plan (4)
     10.4       1992 Directors' Stock Option Plan (4)
     10.5       Rock Financial Corp. 1992 Stock Option and Incentive Plan (5)
     10.6       Employee Stock Ownership Plan (1)
     10.7       Employment agreements between the Bank and the following
                executive officers:
                a) Thomas W. Schini  (6)
                b) Bradford R. Price (1)
                c) Jack C. Rusch (1)
                d) Joseph M. Konradt (1)
                e) Milne J. Duncan (1)
                f) Robert P. Abell (1)
                g) Jeffrey J. Johnson (7)
     10.8       Employment agreement between the Bank and John T. Bennett (8)
     10.9       First Federal of La Crosse Directors' Deferred Compensation
                  Plan (1)
    10.10       First Federal of La Crosse Annual Incentive Bonus Plan (1)
    10.11       First Federal of LaCrosse Incentive Bonus Plan for Group
                  Life Insurance (1)
    10.12       First Federal of Madison Deferred Compensation Plan for
                  Directors (1)
    11          Computation of Earnings Per Share - Reference is made to Note
                  1 on the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"
    13          1996 Summary Annual Report to Shareholders (9)
    21          Subsidiaries of the Registrant - Reference is made to Part I,
                  Item 1, "Business - Subsidiaries"
    23          Consent of Ernst & Young LLP (8)
    27          Financial Data Schedule
    99          1996 Proxy Statement (8)

                (1) Incorporated herein by reference to exhibits filed with the
                    Corporation's Form S-1 Registration Statement declared effective by the SEC on September 8, 1989 (Registration No. 33-98298-01).
                (2) Incorporated by reference to the Corporation's Registration
                    Statement on a form 8-A filed with the SEC on January 27, 1995.
                (3) Incorporated herein by reference to exhibits filed with the
                    Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the SEC on March 30, 1990.
                (4) Incorporated herein by reference to the Corporation's
                    definitive proxy statement dated March 11, 1992.
                (5) Incorporated herein by reference to exhibits filed with the
                    Corporation's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on December 26, 1995 (Registration No. 33-98298-01).
                (6) Incorporated herein by reference to exhibits filed with the
                    Corporation's Annual Report on Form 10-K for the year ended
                    December 31, 1994, filed with the SEC on March 30, 1995.
                (7) Incorporated herein by reference to exhibits filed with the
                    Corporation's Form S-4 Registration Statement declared
                    effective by the SEC on October 18, 1995 (Registration No. 33-98298-01).
                (8) Filed herewith.

                (9) Filed in paper format pursuant to Rule 100(b)(1) of
                    Regulation S-T.

(b) The Corporation filed no reports on Form 8-K during the fourth quarter of 1996.

(c) Refer to item (a)(30 above for all exhibits filed herewith.

(d) Refer to items (a)(1) and (2) above for financial statements required under this item.