Form 10-Q
period 1997-03-31
FIRST FEDERAL CAPITAL CORP
filed 1997-05-13
CIK 851207

                                        FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended..................................March 31, 1997

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition quarter from........................to.......................


Commission file number..................................................0-18046


                                FIRST FEDERAL CAPITAL CORP
                  ------------------------------------------------------
                  (Exact name of Registrant as specified in its charter)


                Wisconsin                                   39-1651288
   ---------------------------------                ------------------------
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                     Identification No.)


             605 State Street
           La Crosse, Wisconsin                              54601
   ---------------------------------------          -------------------------
   (Address of principal executive office)                (Zip code)


                       605 State Street, La Crosse, Wisconsin 54601
                    ---------------------------------------------------
                    (Address of principal executive office) (Zip code)


                                      (608) 784-8000
                    ---------------------------------------------------
                   (Registrant's Telephone Number, including area code)


                                      Not applicable
                 ------------------------------------------------------
                  (Former name, former address, and former fiscal year,
                                if changed since last report)


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

Class: Common Stock--$.10 Par Value Outstanding at May 1, 1997: 6,084,044
                                                                ---------

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                      March 31, 1997, and December 31, 1996


                                                   March 31      December 31
                                                     1997           1996
   ASSETS                                         (Unaudited)

   Cash and due from banks                         $26,262,826    $24,644,254
   Interest-bearing deposits                         6,960,969      2,456,901
   Investment securities available for sale,
     at fair value                                  67,372,983     74,029,474
   Mortgage-backed and related securities:
     Available for sale, at fair value              58,132,090     61,875,130
     Held for investment, at cost (fair
       value of $139,106,321 and $145,217,199,
       respectively)                               143,293,817    147,834,733
   Loans held for sale                              19,843,780     20,338,790
   Loans held for investment, net                1,128,530,452  1,106,039,995
   Federal Home Loan Bank stock                     19,653,500     18,823,200
   Accrued interest receivable, net                 12,189,642     11,487,427
   Office properties and equipment                  25,444,561     26,210,947
   Mortgage servicing rights, net                   12,287,969     11,887,202
   Intangible assets                                 6,106,711      5,221,245
   Other assets                                      4,157,526      4,564,171
                                                -------------- --------------
     Total assets                               $1,530,236,826 $1,515,413,469
                                                ============== ==============
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposit liabilities                          $1,053,723,242 $1,024,092,887
   Federal Home Loan Bank advances and
     other borrowings                              365,148,297    383,592,983
   Advance payments by borrowers for taxes
     and insurance                                   5,101,750      3,912,206
   Accrued interest payable                          2,522,933      2,432,796
   Other liabilities                                 6,482,153      5,968,239
                                                -------------- --------------
     Total liabilities                           1,432,978,375  1,419,999,111
                                                -------------- --------------
   Preferred stock, $.10 par value, 5,000,000
     shares authorized, none outstanding               -              -
   Common stock, $.10 par value, 20,000,000
     shares authorized, 6,644,344 and 6,639,326
     shares issued and outstanding, including
     555,300 and 512,300 shares of treasury
     stock, respectively                               664,434        663,933
   Additional paid-in capital                       35,795,202     35,580,114
   Unearned restricted stock                          (321,049)      (414,392)
   Securities valuation allowance, net              (2,487,404)    (2,450,764)
   Retained earnings                                75,347,331     72,569,092
   Treasury stock, at cost                         (11,740,063)   (10,533,625)
                                                -------------- --------------
   Total stockholders' equity                       97,258,451     95,414,358
                                                -------------- --------------
     Total liabilities and stockholders' equity $1,530,236,826 $1,515,413,469
                                                ============== ==============

   See accompanying notes to consolidated financial statements.

                   FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 1997 and 1996


                                                     Three Months Ended
                                                          March 31
                                                  ---------------------------
                                                     1997           1996
                                                  (Unaudited)    (Unaudited)


   Interest on loans                               $23,301,502    $20,007,859
   Interest on mortgage-backed and related
     securities                                      3,214,940      3,872,652
   Interest and dividends on investments             1,439,878      1,462,369
                                                   -----------    -----------
     Total interest income                          27,956,320     25,342,880
                                                   -----------    -----------
   Interest on deposit liabilities                  11,978,361     11,455,934
   Interest on advances and other borrowings         5,172,125      4,332,650
                                                   -----------    -----------
     Total interest expense                         17,150,486     15,788,584
                                                   -----------    -----------
     Net interest income                            10,805,834      9,554,296
   Provision for loan losses                           120,840        -
                                                   -----------    -----------
     Net interest income after provision
       for loan losses                              10,684,994      9,554,296
                                                   -----------    -----------
   Retail banking fees and service charges           2,806,212      2,303,555
   Commissions on annuity and insurance sales          615,870        489,213
   Loan servicing fees                                 578,764        204,575
   Gain on sales of loans                              789,030      1,546,541
   Loss on sales of investments                        (54,555)       (53,729)
   Other income                                        417,392        344,478
                                                   -----------    -----------
     Total non-interest income                       5,152,713      4,834,633
                                                   -----------    -----------
   Compensation and employee benefits                5,150,388      4,806,325
   Occupancy and equipment                           1,817,690      1,677,074
   Advertising and marketing                           485,614        266,508
   Federal deposit insurance premiums                  162,094        562,004
   Other expenses                                    2,096,709      2,175,527
                                                   -----------    -----------
     Total non-interest expense                      9,712,495      9,487,438
                                                   -----------    -----------
     Income before income taxes                      6,125,212      4,901,491
   Income tax expense                                2,367,446      1,832,166
                                                   -----------    -----------
     Net income                                     $3,757,766     $3,069,325
                                                   ===========    ===========

   Primary earnings per share                            $0.57          $0.45
   Fully-diluted earnings per share                       0.57           0.45
   Dividends paid per share                               0.16           0.14


   See accompanying notes to consolidated financial statements.

                     FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                      Three Months Ended March 31, 1997 and 1996


                                                     Three Months Ended
                                                          March 31
                                                -----------------------------
                                                     1997           1996
                                                  (Unaudited)    (Unaudited)

   Cash flows from operating activities:
     Net income                                     $3,757,766     $3,069,326
     Adjustments to reconcile net income to net
       cash provided (used) by operations:
       Provision for loan and real estate losses       119,394         (6,037)
       Net loan fees (costs) deferred                 (203,883)        37,225
       Depreciation and amortization                 1,582,313      1,867,167
       Net gains on sales of loans and other
          investments                                 (734,475)    (1,492,812)
       Increase in accrued interest receivable        (702,215)      (293,637)
       Increase in accrued interest payable             90,137         14,155
       Increase in current and deferred
          income taxes                               1,971,946      1,789,214
       Other, net                                     (433,020)      (526,102)
                                                   -----------    -----------
         Net cash provided by operations before
           loan originations and sales               5,447,963      4,458,499
                                                   -----------    -----------
       Loans originated for sale                   (43,757,834)   (89,882,113)
       Sales of loans originated for sale           46,438,529     79,141,375
                                                   -----------    -----------
         Net cash provided (used) by operations      8,128,658     (6,282,239)
                                                   -----------    -----------
   Cash flows from investing activities:
     Increase in interest-bearing deposits          (4,504,068)    (4,762,282)
     Purchases of investment securities                -           (5,059,299)
     Sales of investment securities                  3,001,571      3,009,139
     Maturities of investment securities             3,488,882      9,162,749
     Mortgage-backed and related securities
       principal repayments                          8,153,549      9,240,890
     Loans originated for investment               (90,261,919)   (77,532,634)
     Loan principal repayments                      65,101,850     78,420,393
     Sales of loans originated for investment          152,740      7,366,264
     Additions to office properties and
       equipment                                      (912,777)      (188,221)
     Other, net                                       (305,253)     2,814,801
                                                   -----------    -----------
       Net cash provided (used) by investing
         activities                                (16,085,425)    22,471,800
                                                   -----------    -----------

                                                                  (Continued)


                     FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Continued)



                                                     Three Months Ended
                                                          March 31
                                                -----------------------------
                                                     1997           1996
                                                  (Unaudited)    (Unaudited)
   Cash flows from financing activities:
     Net increase in deposit liabilities           $29,630,355    $25,851,078
     Long-term advances from Federal Home
       Loan Bank                                    25,000,000    100,000,000
     Repayment of long-term Federal Home Loan
       Bank advances                              (127,776,000)   (42,750,000)
     Net increase (decrease) in short-term
       Federal Home Loan Bank borrowings            84,333,000   (103,135,000)
     Increase (decrease) in other borrowings            (1,686)       998,447
     Increase in advance payments by borrowers
       for taxes and insurance                       1,189,544      1,135,089
     Purchase of treasury stock                     (1,206,438)    (5,622,063)
     Dividends paid                                   (979,527)      (917,113)
     Other, net                                       (613,909)     1,263,511
                                                   -----------    -----------
       Net cash provided (used) by financing
         activities                                  9,575,339    (23,176,051)
                                                   -----------    -----------
   Net increase (decrease) in cash                   1,618,572     (6,986,490)
   Cash at beginning of period                      24,644,254     30,384,484
                                                   -----------    -----------
       Cash at end of period                       $26,262,826    $23,397,994
                                                   ===========    ===========

   Supplemental disclosures of cash flow information:
     Interest and dividends received on loans
       and investments                             $27,254,105    $25,049,243
     Interest paid on deposits and borrowings       17,060,349     15,774,429
     Income taxes paid                                 398,000        304,902
     Income taxes refunded                             -              272,075


   See accompanying notes to consolidated financial statements.



                     FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                                   March 31, 1997


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

   (2) Basis of Presentation

   The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 1997, may not necessarily be indicative of the results which may be expected for the entire year ending December 31, 1997.

   Certain 1996 balances have been reclassified to conform with the 1997 presentation.

   (4) Pending Accounting Change

   In the first quarter of 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard replaces "primary earnings per share" with "basic earnings per share". In general, basic earnings per share is computed using the actual shares outstanding during the period, unadjusted for common stock equivalents. "Fully-diluted earnings per share" is retained under the new standard, but is referred to as "diluted earnings per share". The new standard is effective for periods ending after December 15, 1997. All prior-period earnings per share data must be restated. Earlier adoption is not permitted.

   If the Corporation had reported its earnings per share in accordance with SFAS 128 for the three months ended March 31, 1997 and 1996, it would have reported basic earnings per share of $0.61 and $0.48, respectively.

   (3) Contingencies

   First Enterprises, Inc. ("FEI"), a wholly-owned subsidiary of the Bank that was formerly involved in the acquisition and development of hotels, received a favorable judgement in a United States District Court in 1996 awarding it $1.1 million in compensatory damages, plus post-judgement interest on the damages, as well as filing fees and other court costs. The defendant in the action is a well-capitalized money-center bank that provided certain trust services relating to one of FEI's hotel joint ventures in the 1980s.

                     FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)


   In addition to this judgement, FEI also has a pending claim against the defendant for punitive damages which could substantially increase the final award, if any. A hearing on this claim was conducted in April of 1997; the Corporation does not know at this time when it will be informed of the court's decision with respect to this hearing. The defendant is expected to appeal the initial judgement as well as vigorously oppose any award of punitive damages. As a result, management of the Corporation is unable to determine the likelihood of a favorable outcome or reliably estimate the amount of the final award, if any. Accordingly, the Corporation has not recognized any portion of the current judgement or possible future punitive damages in its results of operations.

   The Corporation and its subsidiaries are also engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                  Item 2--Management's Discussion and Analysis
                                 March 31, 1997


   Results of Operations

        Overview The Corporation's net income for the three months ended
   March 31, 1997 and 1996, was $3.8 million or $0.57 per share and $3.1 million or $0.45 per share, respectively. The increase in earnings between these two periods was attributable to a variety of factors including a $1.3 million increase in net interest income, a $503,000 increase in retail banking fees, a $400,000 decrease in federal deposit insurance premiums, and a $374,000 increase in loan servicing fees. These developments were partially offset by a $758,000 decrease in gain on sales of mortgage loans, a $625,000 increase in total non-interest expense (excluding the effect of the decline in deposit insurance), and a $535,000 increase in income tax expense. Net income for these two periods represented a return on average assets of 0.99% and 0.89%, respectively, and a return on average equity of 15.73% and 12.58%, respectively.

   The following paragraphs discuss the aforementioned changes in more detail as well as other changes in the Corporation's results of operations during the three months ended March 31, 1997, as compared to the same period in the previous year.

        Net Interest Income Net interest income increased by $1.3 million or 13.1% during the three months ended March 31, 1997, as compared to the same period in the previous year. Net interest income was favorably impacted by a $133.1 million or 10.2% increase in the Corporation's average interest-earning assets. This development was principally due to increases in mortgage and consumer loans outstanding, the origination of which were primarily funded by increases in Federal Home Loan Bank ("FHLB") advances and deposit liabilities.

   Also contributing to the increase in net interest income was a ten basis point improvement in the Corporation's average interest rate spread. Management attributes this improvement to a higher percentage mix of interest-earning assets invested in mortgage and consumer loans, which generally earn higher yields than the Corporation's other interest-earning assets. Contributing to a lesser degree was a lower interest cost on the Corporation's interest-bearing liabilities, due primarily to the lag effects of a generally lower interest rate environment in 1996 as compared to 1995 and earlier periods. It should be noted, however, that management of the Corporation does not expect the average cost of the Corporation's interest-bearing liabilities to decline in the immediate future. Recent increases and expected future increases in market interest rates, combined with the Corporation's negative funding gap, are expected to result in a higher cost of liabilities and a narrower interest rate spread for the Corporation in the immediate future. Refer to "Asset/Liability Management" for additional discussion.

   The following table sets forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields, (ii) the total dollar amount of interest expense from interest-bearing liabilities and the resulting average costs, (iii) net interest income, (iv) interest rate spread, (v) net interest margin, and
   (vi) the ratio of average interest-earning assets to average interest-bearing liabilities. The information is based on daily average balances during the three months ended March 31, 1997, and 1996, respectively.
                                       7

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
            Item 2--Management's Discussion and Analysis (Continued)



                                                             Three Months Ended                          Three Months Ended
   Dollars in thousands                                        March 31, 1997                              March 31, 1996
                                                -------------------------------------------        ----------------------------
                                                    Average                                     Average
                                                    Balance       Interest      Yield/Cost      Balance     Interest    Yield/Cost
   Interest-earning assets:
     Loans held for investment and loans held
       for sale                                   $1,132,731        $23,302        8.23%        $952,842      $20,008     8.40%
     Mortgage-backed and related securities          206,724          3,215        6.22          251,015        3,873     6.17
     Investment securities                            69,755          1,038        5.95           77,069        1,138     5.91
     Interest-bearing deposits                         6,135             82        5.32            3,939           55     5.59
     Other earning assets                             19,278            320        6.64           16,630          269     6.47
                                                   ----------      --------      -------      ----------      -------     ----
       Total interest-earning assets               1,434,623         27,956        7.79        1,301,495       25,343     7.79
                                                                   --------      -------      ----------      -------     ----
   Non-interest-earning assets:
     Office properties and equipment                   26,339                                     27,055
     Other non-interest-earning assets                 53,789                                     53,946
                                                   -----------                                 ---------
       Total assets                                 $1,514,751                                $1,382,496
                                                   ===========                                 =========
   Interest-bearing liabilities:
     Deposit liabilities                              $954,360       11,978         5.02        $895,776       11,456     5.12
     FHLB advances                                     364,466        5,011         5.50         301,276        4,247     5.64
     Other borrowed funds                               13,638          161         4.72           8,244           85     4.12
                                                   -----------     --------      -------      ----------       ------     ----
       Total interest-bearing liabilities            1,332,464       17,150         5.15       1,205,296       15,788     5.24
                                                                   --------      -------      ----------      -------     ----
   Non-interest-bearing liabilities:
     Non-interest-bearing deposits                      77,143                                    69,798
     Other liabilities                                   9,587                                     9,818
                                                   -----------                                 ---------
       Total liabilities                             1,419,195                                 1,284,912
   Stockholders' equity                                 95,556                                    97,584
                                                   -----------                                 ---------
       Total liabilities and stockholders'
         equity                                     $1,514,751                                $1,382,496
                                                   ===========                                ==========
   Net interest income                                              $10,806                                   $9,5554
                                                                   ========                                  ========
   Interest rate spread                                                             2.65%                                 2.55%
                                                                                    =====                                =====
   Net yield on interest-earning assets                                             3.01%                                 2.94%
                                                                                    =====                                =====
   Average earning assets to average
     interest-bearing liabilities                                                 107.67%                               107.98%
                                                                                   ======                               ======


        Provision for Loan Losses Due to growth in the Corporation's loan portfolio in recent periods, management of the Corporation elected to record a provision for loan losses during the current period. The provision recorded was equal to the Corporation's actual charge-off activity during the period.

   As of March 31, 1997, and December 31, 1996, the Corporation's allowance for loan losses was $7.9 million or 0.70% and 0.71% of loans held for FIRST

                     FEDERAL CAPITAL CORP AND SUBSIDIARIES
            Item 2--Management's Discussion and Analysis (Continued)


   investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance won't be necessary, which could adversely affect the Corporation's results of operations.

        Non-Interest Income Non-interest income was $5.2 million and $4.8 million during the three months ended March 31, 1997 and 1996, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their change from 1996 to 1997.

   Retail banking fees increased by $503,000 or 21.8% during the three months ended March 31, 1997, compared to the same period in the previous year. This increase was primarily due to a general increase in per-transaction service charges and a 11.0% increase in the number of checking accounts serviced by the Corporation since December 31, 1995. Also contributing was $183,000 in fees earned on customers' use of debit cards, which were first introduced by the Corporation in the fourth quarter of 1996.

   Commissions on annuity and insurance sales increased by $127,000 or 25.9% during the three months ended March 31, 1997, compared to the same period in the previous year. This increase was primarily attributable to the receipt in the most recent period of an annual bonus on credit life insurance policies sold by the Corporation.

   Loan servicing fees increased by $374,000 or approximately 180% during the three months ended March 31, 1997, compared to the same period in the previous year. This increase was primarily caused by losses recorded on the Corporation's mortgage servicing rights in the first quarter of 1996. A declining interest rate environment in late 1995 resulted in an increase in mortgage refinance activity during the first quarter of 1996 which resulted in increased loan prepayment activity. As a result of such activity, the value of the Corporation's mortgage servicing rights was estimated to have declined by $523,000. This compares to an estimated decline in value of only $150,000 during the first quarter of 1996.

   Gain on sales of mortgage loans decreased by $758,000 or approximately 50% during the three months ended March 31, 1997, compared to the same period in the previous year. This decrease was primarily attributable to a $39.9 million or approximately 55% decline in the Corporation's mortgage loan sales between the two periods. This decline was principally due to a more favorable interest rate environment in early 1996 as compared to the same period in 1997, which resulted in the origination and sale of more fixed-rate mortgage loans during the former period. Recent and expected future increases in market interest rates may further reduce customer demand for fixed-rate mortgage loans in the immediate future, which could further reduce the Corporation's gain on sales of mortgage loans.

        Non-Interest Expense Non-interest expense was $9.7 million and $9.5 million or 2.57% and 2.75% of average assets during the three months ended March 31, 1997 and 1996, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their change from 1996 to 1997.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
            Item 2--Management's Discussion and Analysis (Continued)


   Compensation and employee benefits increased by $344,000 or 7.2% during the three months ended March 31, 1997, compared to the same period in the previous year. This increase was due in part to normal annual merit increases as well as the Corporation's net addition of four banking locations in 1996. The Corporation also opened a supermarket banking location in the first quarter of 1997, but also closed a traditional banking facility during the same period. The Corporation intends to open four additional supermarket banking offices during the remainder of 1997, although there can be no assurances. As of March 31, 1997, the Corporation employed 651 full-time equivalent employees. This compares to 641 and 626 at December 31, 1996, and March 31, 1996, respectively.

   Occupancy and equipment expense increased by $141,000 or 8.4% during the three months ended March 31, 1997, compared to the same period in the previous year. This increase was primarily attributable to the opening of the aforementioned banking facilities in 1996 and 1997.

   Advertising and marketing expense increased by $219,000 or approximately 80% during the three months ended March 31, 1997, compared to the same period in the previous year. This increase was principally due to increased expenditures related to savings and certificate of deposit promotions, mortgage and consumer lending promotions, check promotions, and other marketing and research efforts. Although advertising and marketing expense has increased significantly from the first quarter of 1996, management of the Corporation does not expect this trend to continue throughout 1997, although there can be no assurances.

   Federal insurance premiums decreased by $400,000 or approximately 70% during the three months ended March 31, 1997, compared to the same period in the previous year. This decrease was attributable to a decline in the Bank's federal insurance premiums as a result of the recapitalization of the Saving Association Insurance Fund ("SAIF") in the third quarter of 1996.

   Other non-interest expenses decreased by $79,000 or 3.6% during the three months ended March 31, 1997, compared to the same period in the previous year. This decrease was principally due to the payment of merger-related expenses in the previous year that were related to the Corporation's acquisition of Rock Financial Corp. in December 1995.

        Income Tax Expense Income tax expense for the three months ended
   March 31, 1997 and 1996, was $2.4 million and $1.8 million, respectively, on pretax income of $6.1 million and $4.9 million, respectively. The effective tax rates for these periods were 38.7% and 37.4%, respectively. The Corporation's effective tax rate has increased in recent periods due to a higher mix of taxable earnings in the State of Wisconsin relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary.

   Financial Condition

   The Corporation's total assets increased by $14.8 million or 1.0% during the three months ended March 31, 1997. This increase was primarily the result of a $22.5 million or 2.0% increase in loans held for investment due principally to continued strong demand for the Corporation's single-family adjustable-rate mortgage loans. The Corporation has experienced consistent

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
            Item 2--Management's Discussion and Analysis (Continued)


   growth in this loan category since March of 1996. Management attributes this growth to an interest rate environment that favored the origination of adjustable-rate mortgage loans, which the Corporation generally retains in its portfolio. Management expects this trend to continue in the immediate future as a result of recent and expected future increases in market interest rates, although there can be no assurances. Also contributing to the increase in loans held for investment during the period, were increases in the Corporation's education, consumer, and commercial real estate loans.

   The growth in loans held for investment was principally funded by a $29.6 million or 2.9% increase in deposit liabilities. This growth was evenly distributed between certificates of deposit, money market savings accounts, and non-interest-bearing checking accounts. Management attributes this growth to a combination of its expansion efforts in recent years, competitive product and interest rate offerings, convenient banking locations, and strong local economies in its market areas. Management expects deposit liabilities to continue to grow modestly in the immediate future, although there can be no assurances.

   Growth in the Corporation's deposit liabilities was also used to reduce the Corporation's borrowings from the FHLB. As a result, FHLB advances outstanding declined by $18.4 million or 4.9% during the three months ended March 31, 1997.

   The Corporation's aggregate investment in its investment securities and mortgage-backed and related securities portfolios declined by $14.9 million or 5.3% during the three months ended March 31, 1997. This decline was principally due to the normal periodic amortization of the mortgage loans that underlie mortgage-backed securities and/or the periodic sale or maturity of investment securities. The proceeds from such amortization, maturities, and/or sales were reinvested in loans held for investment or were used to reduce borrowings from the FHLB, as previously described.

   The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) were $2.6 million or 0.17% of total assets at March 31, 1997, compared to $2.4 million or 0.16% at December 31, 1996. The Corporation's other classified assets were $9.7 million or 0.63% of total assets at March 31, 1997, compared to $10.0 million or 0.66% at December 31, 1996.

   Asset/Liability Management

   The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk") by monitoring its ratio of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates. Management has sought to control these ratios, thereby limiting the affects of changes in interest rates on the Corporation's earnings, by selling substantially all of its originations of long-term, fixed-rate, single-family mortgage loans in the secondary market, investing in adjustable-rate single-family residential loans, investing in short- to medium-term CMOs, and investing in consumer loans and education loans, which generally have shorter terms to maturity and higher interest rates.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
            Item 2--Management's Discussion and Analysis (Continued)


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

   Although management believes that its asset/liability management strategies reduce the potential effects of changes in interest rates on the Corporation's operations, material and prolonged increases in interest rates may adversely affect the Corporation's operations because the Corporation's interest-bearing liabilities which mature or reprice within one year are greater than the Corporation's interest- earning assets which mature or reprice within the same period. Alternatively, material and prolonged decreases in interest rates may benefit the Corporation's operations.

   Liquidity and Capital Resources

   The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S. government, federal agency, and other investment securities of not less than 5% of its net withdrawable accounts and short-term borrowings, of which liquid assets maturing in one year or less must consist of not less than 1%. The Bank was in full compliance with these regulations during the three months ended March 31, 1997.

   The Corporation's stockholders' equity ratio as of March 31, 1997, was 6.36% of total assets. The Corporation's long-term objective is to maintain this ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of 1% and 15%, respectively. The Corporation's equity ratio is below its target range as of March 31, 1997. Management expects the ratio to return to its target range during the next 18 to 24 months, although there can be no assurances.

   The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's long-term objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At March 31, 1997, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

   The Corporation paid cash dividends of $980,000 and $917,000 during the three months ended March 31, 1997 and 1996, respectively. These amounts equated to dividend payout ratios of 26.1% and 29.9% of net income in such periods, respectively. It is the Corporation's long-term objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders'

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
            Item 2--Management's Discussion and Analysis (Continued)


   equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain regulatory restrictions on the payment of dividends. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

   On April 22, 1997, the Board of Directors of the Corporation declared a $0.18 per share dividend payable on June 5, 1997, to shareholders of record on May 15, 1997. On the same date the Board of Directors also approved a three-for-two stock split in the form of a stock dividend, payable on June 12, 1997, to shareholders of record on May 15th.

   During the three months ended March 31, 1997, the Corporation repurchased 43,000 shares of common stock at a cost of $1.2 million under its 1996 stock repurchase plan.

   Forward-Looking Statements

   The discussion in this report includes certain forward-looking statements based on current management expectations. Examples of factors which could cause future results to differ from management's expectations include, but are not limited to the following: general economic and competitive conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; general market rates of interest; interest rates on competing investments; interest rates on funding sources; consumer demand for deposit and loan products and services; consumer demand for other financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolios.

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                           Part II--Other Information
                                 March 31, 1997


   Item 1--Legal Proceedings.

   Refer to Note 4 of the Corporation's Consolidated Financial Statements.

   Item 2--Changes in Securities.

   None.

   Item 3--Defaults Upon Senior Securities.

   Not applicable.

   Item 4--Submission of Matters to Vote of Security Holders.

   The Corporation held its Annual Meeting of Shareholders on April 23, 1997. The following matters were voted upon at the Annual Meeting of
   Shareholders:

   1. The election of three nominees for the Board of Directors, who will serve for a three-year term, was voted upon by the Corporation's shareholders. The nominees, all of whom were elected, are set forth in the table below. The Inspector of Election certified the following vote tabulations:

                                           FOR                 WITHHELD
        Marjorie A.  Davenport          4,692,863               36,193
        Richard T. Lommen               4,707,838               21,217
        Phillip J. Quillen              4,708,808               20,247

   2. Approval of the 1997 Stock Option and Incentive Plan in which officers and employees of the Corporation and its affiliates are eligible to participate.
                                                                BROKER
                                 FOR      AGAINST    ABSTAIN   NON-VOTE
                              3,366,766   417,783     82,339    862,168

   3. Ratification of the appointment by the Board of Directors of Ernst and Young LLP as the Corporation's independent auditors for the year ending December 31, 1997:

                                           FOR       AGAINST    ABSTAIN
                                        4,688,839     21,789     18,431

   Item 5--Other Information.

   None.

   Item 6--Exhibits and Reports on Form 8-K.

   None.

                                 SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FIRST FEDERAL CAPITAL CORP


   Date: May 1, 1997                       By:  /s/ Thomas W. Schini
                                                Thomas W. Schini, Chairman
                                                of the Board, President, and
                                                Chief Executive Officer
                                                (duly authorized officer)


   Date: May 1, 1997                       By:  /s/ Jack C. Rusch
                                                Jack C. Rusch,
                                                Executive Vice President,
                                                Treasurer, and Chief
                                                Financial Officer