Form 10-Q
period 1997-06-30
FIRST FEDERAL CAPITAL CORP
filed 1997-08-12
CIK 851207

                                        FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
   For the quarterly period ended................................June 30, 1997

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the transition quarter from..................to.......................

   Commission file number.............................................0-18046


                         FIRST FEDERAL CAPITAL CORP
            ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)


              Wisconsin                                      39-165128
  -----------------------------------------           ----------------------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                     Identification No.)


             605 State Street
           La Crosse, Wisconsin                                54601
  -----------------------------------------           ----------------------
   (Address of principal executive office)                  (Zip code)


                605 State Street, La Crosse, Wisconsin 54601
            -----------------------------------------------------
             (Address of principal executive office) (Zip code)


                               (608) 784-8000
            -----------------------------------------------------
            (Registrant's Telephone Number, including area code)


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

Yes X   No
   ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock--$.10 Par Value Outstanding at August 8, 1997: 9,158,365
       ----------------------------                                ---------

                  FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                      June 30, 1997, and December 31, 1996


                                                                 June 30                    December 31
                                                                  1997                         1996
   ASSETS                                                      (Unaudited)
   Cash and due from banks                                      $29,520,427                 $24,644,254
   Interest-bearing deposits                                     11,568,288                   2,456,901
   Investment securities available for sale,
     at fair value                                               57,401,801                  74,029,474
   Mortgage-backed and related securities:
     Available for sale, at fair value                           55,853,883                  61,875,130
     Held for investment, at cost (fair
       value of $136,105,395 and $145,217,199,
       respectively)                                            138,100,775                 147,834,733
   Loans held for sale                                           41,329,353                  20,338,790
   Loans held for investment, net                             1,159,274,968               1,106,039,995
   Federal Home Loan Bank stock                                  18,811,300                  18,823,200
   Accrued interest receivable, net                              12,420,549                  11,487,427
   Office properties and equipment                               25,263,981                  26,210,947
   Mortgage servicing rights, net                                13,304,255                  11,887,202
   Intangible assets                                              5,987,422                   5,221,245
   Other assets                                                   3,144,108                   4,564,171
                                                             --------------              --------------
     Total assets                                            $1,571,981,110              $1,515,413,469
                                                             ==============              ==============
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposit liabilities                                       $1,079,922,641              $1,024,092,887
   Federal Home Loan Bank advances and
     other borrowings                                           373,501,999                 383,592,983
   Advance payments by borrowers for taxes
     and insurance                                                9,030,896                   3,912,206
   Accrued interest payable                                       2,455,186                   2,432,796
   Other liabilities                                              5,827,724                   5,968,239
                                                             --------------              --------------
     Total liabilities                                        1,470,738,446               1,419,999,111
                                                             --------------              --------------
   Preferred stock, $.10 par value, 5,000,000
     shares authorized, none outstanding                            -                           -
   Common stock, $.10 par value, 20,000,000
     shares authorized, 9,970,815 and 9,958,989
     shares issued and outstanding, including
     829,950 and 768,450 shares of treasury
     stock, respectively                                            997,082                     663,933
   Additional paid-in capital                                    35,610,485                  35,580,114
   Unearned restricted stock                                       (284,368)                   (414,392)
   Securities valuation allowance, net                           (1,687,607)                 (2,450,764)
   Retained earnings                                             78,290,135                  72,569,092
   Treasury stock, at cost                                      (11,683,063)                (10,533,625)
                                                             --------------              --------------
   Total stockholders' equity                                   101,242,664                  95,414,358
                                                             --------------              --------------
     Total liabilities and stockholders' equity              $1,571,981,110              $1,515,413,469
                                                             ==============              ==============


   See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                    Consolidated Statements of Operations
                  Three Months Ended June 30, 1997 and 1996


                                                            Three Months Ended
                                                                 June 30
                                                      -----------------------------
                                                           1997           1996
                                                        (Unaudited)    (Unaudited)

Interest on loans                                        $24,153,490    $19,962,938
Interest on mortgage-backed and related
  securities                                               3,128,424      3,710,438
Interest and dividends on investments                      1,335,240      1,353,256
                                                      -------------- --------------
  Total interest income                                   28,617,154     25,026,632
                                                      -------------- --------------
Interest on deposit liabilities                           12,376,766     11,485,572
Interest on advances and other borrowings                  5,090,163      3,734,776
                                                      -------------- --------------
  Total interest expense                                  17,466,929     15,220,348
                                                      -------------- --------------
  Net interest income                                     11,150,225      9,806,284
Provision for loan losses                                    131,581        -
                                                      -------------- --------------
  Net interest income after provision
    for loan losses                                       11,018,644      9,806,284
                                                      -------------- --------------
Retail banking fees and service charges                    3,111,367      2,531,240
Loan servicing fees                                          597,718        624,387
Commissions on annuity and insurance sales                   503,659        516,173
Gain on sales of loans                                       991,798      1,134,187
Loss on sales of investments                                 (42,860)      (136,408)
Other income                                                 463,758        286,775
                                                      -------------- --------------
  Total non-interest income                                5,625,440      4,956,354
                                                      -------------- --------------
Compensation and employee benefits                         5,309,649      4,912,324
Occupancy and equipment                                    1,450,635      1,633,883
Advertising and marketing                                    699,909        455,026
Federal deposit insurance premiums                           164,058        552,446
Other expenses                                             2,122,475      1,982,935
                                                      -------------- --------------
  Total non-interest expense                               9,746,726      9,536,614
                                                      -------------- --------------
  Income before income taxes                               6,897,358      5,226,024
Income tax expense                                         2,688,442      1,969,546
                                                      -------------- --------------
  Net income                                              $4,208,916     $3,256,478
                                                      ============== ==============

Primary earnings per share                                     $0.43          $0.32
Fully-diluted earnings per share                                0.42           0.32
Dividends paid per share                                        0.12          0.107




See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                    Consolidated Statements of Operations
                   Six Months Ended June 30, 1997 and 1996


                                                                Six Months Ended
                                                                    June 30
                                                     -----------------------------------
                                                          1997                   1996
                                                       (Unaudited)            (Unaudited)

Interest on loans                                       $47,454,992            $39,970,797
Interest on mortgage-backed and related
  securities                                              6,343,364              7,583,090
Interest and dividends on investments                     2,775,118              2,815,625
                                                     --------------         --------------
  Total interest income                                  56,573,474             50,369,512
                                                     --------------         --------------
Interest on deposit liabilities                          24,355,127             22,941,506
Interest on advances and other borrowings                10,262,288              8,067,426
                                                     --------------         --------------
  Total interest expense                                 34,617,415             31,008,932
                                                     --------------         --------------
  Net interest income                                    21,956,059             19,360,580
Provision for loan losses                                   252,421                -
                                                     --------------         --------------
  Net interest income after provision
    for loan losses                                      21,703,638             19,360,580
                                                     --------------         --------------
Retail banking fees and service charges                   5,917,579              4,834,795
Loan servicing fees                                       1,176,482                828,962
Commissions on annuity and insurance sales                1,119,529              1,005,386
Gain on sales of loans                                    1,780,828              2,680,728
Loss on sales of investments                                (97,415)              (190,137)
Other income                                                881,150                631,253
                                                     --------------         --------------
  Total non-interest income                              10,778,153              9,790,987
                                                     --------------         --------------
Compensation and employee benefits                       10,460,037              9,718,649
Occupancy and equipment                                   3,268,325              3,310,957
Advertising and marketing                                 1,185,523                721,534
Federal deposit insurance premiums                          326,152              1,114,450
Other expenses                                            4,219,185              4,158,462
                                                     --------------         --------------
  Total non-interest expense                             19,459,222             19,024,052
                                                     --------------         --------------
  Income before income taxes                             13,022,569             10,127,515
Income tax expense                                        5,055,888              3,801,712
                                                     --------------         --------------
  Net income                                             $7,966,681             $6,325,803
                                                     ==============         ==============

Primary earnings per share                                    $0.81                  $0.62
Fully-diluted earnings per share                               0.80                   0.62
Dividends paid per share                                      0.227                   0.20




See accompanying notes to consolidated financial statements.

               FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                Three Months Ended June 30, 1997 and 1996


                                                                Three Months Ended
                                                                      June 30
                                                      -------------------------------------
                                                           1997                    1996
                                                        (Unaudited)             (Unaudited)
Cash flows from operating activities:
  Net income                                              $4,208,915              $3,256,477
  Adjustments to reconcile net income to net
    cash provided (used) by operations:
    Provision for loan and real estate losses                108,431                  (3,903)
    Net loan fees (costs) deferred                          (180,726)                 24,566
    Depreciation and amortization                          1,516,771               1,442,264
    Net gains on sales of loans and other
       investments                                          (948,938)               (997,779)
    Increase in accrued interest receivable                 (230,907)               (149,674)
    Decrease in accrued interest payable                     (67,747)               (490,981)
    Decrease in current and deferred
       income taxes                                       (1,509,171)               (672,205)
    Other, net                                               (45,361)               (195,015)
                                                      --------------          --------------
      Net cash provided by operations before
        loan originations and sales                        2,851,267               2,213,750
                                                      --------------          --------------
    Loans originated for sale                            (43,564,700)            (59,759,046)
    Sales of loans originated for sale                    43,123,536              77,889,089
                                                      --------------          --------------
      Net cash provided by operations                      2,410,103              20,343,793
                                                      --------------          --------------
Cash flows from investing activities:
  Increase in interest-bearing deposits                   (4,607,319)             (6,836,121)
  Purchases of investment securities                         -                    (6,201,585)
  Sales of investment securities                           1,772,050               2,004,640
  Maturities of investment securities                      8,221,497              10,093,316
  Mortgage-backed and related securities
    principal repayments                                   8,535,856              11,799,635
  Loans originated for investment                       (153,264,345)           (112,587,728)
  Loan principal repayments                               95,764,817              70,571,963
  Sales of loans originated for investment                 5,609,453               1,449,084
  Additions to office properties and
    equipment                                               (451,792)               (852,304)
  Other, net                                               1,339,867               2,247,251
                                                      --------------          --------------
    Net cash used by investing activities                (37,079,916)            (28,311,849)
                                                      --------------          --------------

                                                                                  (Continued)


                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)


                                                           Three Months Ended
                                                                June 30
                                                      -----------------------------
                                                           1997           1996
                                                        (Unaudited)    (Unaudited)

Cash flows from financing activities:
  Net increase in deposit liabilities                    $26,199,399     $3,694,352
  Repayment of long-term Federal Home Loan
    Bank advances                                        (50,000,000)   (33,300,000)
  Net increase in short-term Federal Home
    Loan Bank borrowings                                  59,355,000     30,422,000
  Increase (decrease) in other borrowings                 (1,001,298)     4,998,805
  Increase in advance payments by borrowers
    for taxes and insurance                                3,929,146      3,248,657
  Purchase of treasury stock                                (134,999)    (1,571,250)
  Dividends paid                                          (1,101,555)      (987,471)
  Other, net                                                 681,721     (1,405,339)
                                                      -------------- --------------
    Net cash provided by financing
      activities                                          37,927,414      5,099,754
                                                      -------------- --------------
Net increase (decrease) in cash                            3,257,601     (2,868,302)
Cash at beginning of period                               26,262,826     23,397,994
                                                      -------------- --------------
    Cash at end of period                                $29,520,427    $20,529,692
                                                      ============== ==============

Supplemental disclosures of cash flow information:
  Interest and dividends received on loans
    and investments                                      $28,386,247    $24,876,958
  Interest paid on deposits and borrowings                17,534,676     15,711,329
  Income taxes paid                                        4,331,000      2,659,500
  Income taxes refunded                                       97,575        -



See accompanying notes to consolidated financial statements.

               FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                 Six Months Ended June 30, 1997 and 1996


                                                             Six Months Ended
                                                                 June 30
                                                   ----------------------------------
                                                         1997                 1996
                                                      (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Net income                                           $7,966,681           $6,325,803
  Adjustments to reconcile net income to net
    cash provided (used) by operations:
    Provision for loan and real estate losses             227,825               (9,940)
    Net loan fees (costs) deferred                       (384,609)              61,791
    Depreciation and amortization                       3,099,084            3,309,431
    Net gains on sales of loans and other
       investments                                     (1,683,413)          (2,490,591)
    Increase in accrued interest receivable              (933,122)            (443,311)
    Increase (decrease) in accrued interest
      payable                                              22,390             (476,826)
    Increase in current and deferred
       income taxes                                       462,775            1,117,009
    Other, net                                           (478,381)            (721,117)
                                                   --------------       --------------
      Net cash provided by operations before
        loan originations and sales                     8,299,230            6,672,249
                                                   --------------       --------------
    Loans originated for sale                         (84,197,169)        (147,867,026)
    Sales of loans originated for sale                 86,444,507          155,155,313
                                                   --------------       --------------
      Net cash provided by operations                  10,546,568           13,960,536
                                                   --------------       --------------
Cash flows from investing activities:
  Increase in interest-bearing deposits                (9,111,387)         (11,598,403)
  Purchases of investment securities                      -                (11,260,884)
  Sales of investment securities                        4,773,621            5,013,779
  Maturities of investment securities                  11,710,379           19,256,065
  Mortgage-backed and related securities
    principal repayments                               16,689,405           21,040,525
  Loans originated for investment                    (246,651,629)        (191,896,495)
  Loan principal repayments                           160,866,667          148,992,356
  Sales of loans originated for investment              8,879,751           10,690,499
  Additions to office properties and
    equipment                                          (1,364,569)          (1,040,525)
  Other, net                                            1,034,614            5,064,052
                                                   --------------       --------------
    Net cash used by investing activities             (53,173,148)          (5,739,031)
                                                   --------------       --------------

                                                                           (Continued)


               FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (Continued)


                                                                  Six Months Ended
                                                                      June 30
                                                           -----------------------------
                                                              1997                 1996
                                                           (Unaudited)          (Unaudited)
Cash flows from financing activities:
  Net increase in deposit liabilities                       $55,829,754          $29,545,430
  Long-term advances from Federal Home
    Loan Bank                                                25,000,000          100,000,000
  Repayment of long-term Federal Home Loan
    Bank advances                                          (177,776,000)         (76,050,000)
  Net increase (decrease) in short-term
    Federal Home Loan Bank borrowings                       143,688,000          (72,713,000)
  Increase (decrease) in other borrowings                    (1,002,984)           5,997,252
  Increase in advance payments by borrowers
    for taxes and insurance                                   5,118,690            4,383,746
  Purchase of treasury stock                                 (1,341,437)          (7,193,313)
  Dividends paid                                             (2,081,082)          (1,904,583)
  Other, net                                                     67,812             (141,829)
                                                         ---------------       -------------
    Net cash provided (used) by financing
      activities                                             47,502,753          (18,076,297)
                                                         ---------------       -------------
Net increase (decrease) in cash                               4,876,173           (9,854,792)
Cash at beginning of period                                  24,644,254           30,384,484
                                                         ---------------       -------------
    Cash at end of period                                   $29,520,427          $20,529,692
                                                         ===============       =============

Supplemental disclosures of cash flow information:
  Interest and dividends received on loans
    and investments                                         $55,640,352          $49,926,201
  Interest paid on deposits and borrowings                   34,595,025           31,485,758
  Income taxes paid                                           4,729,000            2,964,402
  Income taxes refunded                                          97,545              272,075



See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                June 30, 1997


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

(2) Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and do
not include information or footnotes necessary for a complete   presentation of
financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 1997, may not necessarily be indicative of the results which may be expected for the entire year ending December 31, 1997.

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

If the Corporation had reported its earnings per share in accordance with SFAS
128 for the three months ended June 30, 1997 and 1996, it would have    reported
basic earnings per share of $0.46 and $0.35, respectively. It would have reported $0.87 and $0.66 for the six months ended June 30, 1997 and 1996, respectively.

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

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


In addition to this judgement, FEI also has a pending claim against the defendant for punitive damages which could substantially increase the final award, if any. A hearing on this claim was conducted in in the second quarter of 1997; the Corporation does not know at this time when it will be informed of the court's decision with respect to this hearing. The defendant is expected to appeal the initial judgement as well as vigorously oppose any award of punitive damages. As a result, management of the Corporation is unable to determine the likelihood of a favorable outcome or reliably estimate the amount of the final award, if any. Accordingly, the Corporation has not recognized any portion of the current judgement or possible future punitive damages in its results of operations.

The Corporation and its subsidiaries are also engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.


(4) Stock Splits

Earnings per share and dividends paid per share, as presented in the Corporation's Consolidated Statements of Operations and accompanying notes, have been adjusted to recognize a three-for-two stock split on June 5, 1997. Common shares issued and outstanding, as presented in the Corporation's Consolidated Statements of Financial Condition, have also been adjusted for such stock split.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                 Item 2--Management's Discussion and Analysis
                                June 30, 1997


Results of Operations

Overview The Corporation's net income for the three months ended June 30, 1997 and 1996, was $4.2 million or $0.43 per share and $3.3 million or $0.32 per share, respectively. The increase in earnings between these two periods was primarily attributable to a $1.3 million increase in net interest income, a $580,000 increase in retail banking fees, and a $388,000 decrease in federal deposit insurance premiums. These developments were partially offset by a $599,000 increase in total non-interest expense (excluding the decline in deposit insurance) and a $719,000 increase in income tax expense. Net income for these periods represented a return on average assets of 1.10% and 0.96%, respectively, and a return on average equity of 16.88% and 13.83%, respectively.


The Corporation's net income for the six months ended June 30, 1997 and 1996, was $8.0 million or $0.81 per share and $6.3 million or $0.62 per share,
respectively.  The increase in earnings between these two periods       was
attributable to a variety of factors including a $2.6 million increase in net interest income, a $1.1 million increase in retail banking fees, a $788,000 decrease in federal deposit insurance premiums, and a $348,000 increase in loan servicing fees. These developments were partially offset by a $1.2 million increase in total non-interest expense (excluding the decline in deposit insurance), a $900,000 decrease in gain on sales of loans, and a $1.3 million increase in income tax expense. Net income for these periods represented a return on average assets of 1.05% and 0.92%, respectively, and a return on average equity of 16.31% and 13.18%, respectively.

The following paragraphs discuss the aforementioned changes in more detail as well as other changes in the Corporation's results of operations during the three and six month periods ended June 30, 1997, as compared to the same periods in the previous year.

Net Interest Income Net interest income increased by $1.3 million or 13.7% and $2.6 million or 13.4% during the three and six month periods ended June 30, 1997, respectively, as compared to the same periods in the previous year. Net interest income was favorably impacted in both periods by increases in average interest-earning assets of $163.0 million or 12.7% and $148.1 million or 11.4% as compared to the same periods in the previous year, respectively. This growth was principally due to increases in mortgage and consumer loans outstanding, the origination of which were funded by increases in Federal Home Loan Bank ("FHLB") advances and deposit liabilities.

Also contributing to the increase in net interest income in both periods was a modest improvement in the Corporation's average interest rate spread. Management attributes these improvements to a higher mix of interest-earning assets invested in mortgage and consumer loans, which generally earn higher yields than the Corporation's other interest-earning assets.

The following tables set forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resulting average yields, (ii) the total dollar amount of interest expense from

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


interest-bearing liabilities and the resulting average costs, (iii) net interest income, (iv) interest rate spread, (v) net interest margin, and (vi) the ratio of average interest-earning assets to average interest- bearing liabilities.
The information is based on daily average balances during the three and six month periods ended June 30, 1997 and 1996, respectively.


                                                          Three Months Ended                          Three Months Ended
Dollars in thousands                                        June 30, 1997                               June 30, 1996
                                             ------------------------------------------- -------------------------------------------
                                                 Average                                     Average
                                                 Balance       Interest      Yield/Cost      Balance       Interest      Yield/Cost
Interest-earning assets:
  Loans held for investment and loans held
    for sale                                     $1,166,686     $24,153          8.28%      $957,973        $19,963          8.34%
  Mortgage-backed and related securities            198,402       3,128          6.31        240,452          3,710          6.17
  Investment securities                              63,361         967          6.10         69,824          1,031          5.91
  Interest-bearing deposits                           4,731          64          5.38          5,307             73          5.50
  Other earning assets                               18,118         305          6.73         14,763            250          6.77
                                               ------------   ---------    ----------    -----------      ---------     ---------
    Total interest-earning assets                 1,451,298      28,617          7.89      1,288,319         25,027          7.77
                                                              ---------    ----------                     ---------     ---------
Non-interest-earning assets:
  Office properties and equipment                    25,525                                   26,916
  Other non-interest-earning assets                  56,111                                   48,717
                                               ------------                              -----------
    Total assets                                 $1,532,934                               $1,363,952
                                               ============                              ===========
Interest-bearing liabilities:
  Deposit liabilities                              $973,585      12,377          5.09       $911,665         11,486          5.04
  FHLB advances                                     346,313       4,935          5.70        261,620          3,624          5.54
  Other borrowed funds                               15,909         155          3.89         12,430            110          3.54
                                               ------------   ---------    ----------    -----------      ---------     ---------
    Total interest-bearing liabilities            1,335,807      17,467          5.23      1,185,715         15,220          5.13
                                                              ---------    ----------                     ---------     ---------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                      87,359                                   75,750
  Other liabilities                                  10,031                                    8,293
                                               ------------                              -----------
    Total liabilities                             1,433,197                                1,269,758
Stockholders' equity                                 99,737                                   94,194
                                               ------------                              -----------
    Total liabilities and stockholders'
      equity                                     $1,532,934                               $1,363,952
                                               ============                              ===========
Net interest income                                             $11,150                                      $9,807
                                                              =========                                   =========
Interest rate spread                                                             2.66%                                       2.64%
                                                                           ==========                                   =========
Net yield on interest-earning assets                                             3.07%                                       3.04%
                                                                           ==========                                   =========
Average earning assets to average
  interest-bearing liabilities                                                 108.65%                                     108.65%
                                                                           ==========                                   =========



                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


                                                           Six Months Ended                            Six Months Ended
Dollars in thousands                                        June 30, 1997                               June 30, 1996
                                             ------------------------------------------- -------------------------------------------
                                                 Average                                     Average
                                                 Balance     Interest      Yield/Cost      Balance       Interest      Yield/Cost
Interest-earning assets:
  Loans held for investment and loans held
    for sale                                     $1,149,708   $47,455          8.26%      $955,407        $39,970          8.37%
  Mortgage-backed and related securities            202,563     6,343          6.26        245,733          7,583          6.17
  Investment securities                              66,558     2,005          6.02         73,446          2,169          5.91
  Interest-bearing deposits                           5,433       145          5.34          4,623            128          5.54
  Other earning assets                               18,698       625          6.68         15,698            520          6.63
                                               ------------ ---------      --------    -----------      ---------     ---------
    Total interest-earning assets                 1,442,960    56,573          7.84      1,294,907         50,370          7.78
                                                            ---------      --------                     ---------     ---------
Non-interest-earning assets:
  Office properties and equipment                    25,932                                 26,986
  Other non-interest-earning assets                  54,951                                 51,317
                                               ------------                            -----------
    Total assets                                 $1,523,843                             $1,373,210
                                               ============                            ===========
Interest-bearing liabilities:
  Deposit liabilities                              $963,809    24,355          5.05       $903,692         22,942          5.08
  FHLB advances                                     355,390     9,947          5.60        281,448          7,871          5.59
  Other borrowed funds                               14,720       315          4.29         10,248            196          3.83
                                               ------------ ---------      --------    -----------      ---------     ---------
    Total interest-bearing liabilities            1,333,919    34,617          5.19      1,195,388         31,009          5.19
                                                            ---------      --------                     ---------     ---------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                      82,450                                 72,783
  Other liabilities                                   9,807                                  9,037
                                               ------------                            -----------
    Total liabilities                             1,426,176                              1,277,208
Stockholders' equity                                 97,667                                 96,002
                                               ------------                            -----------
    Total liabilities and stockholders'
      equity                                     $1,523,843                             $1,373,210
                                               ============                            ===========
Net interest income                                           $21,956                                     $19,361
                                                            =========                                   =========
Interest rate spread                                                           2.65%                                       2.59%
                                                                           ========                                   =========
Net yield on interest-earning assets                                           3.04%                                       2.99%
                                                                           ========                                   =========
Average earning assets to average
  interest-bearing liabilities                                               108.17%                                     108.33%
                                                                           ========                                   =========


Provision for Loan Losses Due to growth in the Corporation's loan portfolio in recent periods, management of the Corporation elected to record provisions for loan losses during the three and six month periods ended June 30, 1997.
In general, the provision recorded during such periods was equal to the Corporation's actual charge-off activity.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


As of June 30, 1997, and December 31, 1996, the Corporation's allowance for loan losses was $7.9 million or 0.68% and 0.71% of loans held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance won't be necessary, which could adversely affect the Corporation's results of operations.

Non-Interest Income Non-interest income was $5.6 million and $5.0 million during the three months ended June 30, 1997 and 1996, respectively. The following paragraphs discuss the principal reasons for this increase.

Retail banking fees increased by $580,000 or 22.9% during the three months ended June 30, 1997, compared to the same period in the previous year. This increase was primarily due to a general increase in per-transaction service charges and a 9.3% increase in the number of checking accounts serviced by the Corporation since June 30, 1996. Also contributing was $231,000 in fees earned on customers' use of debit cards, which were first introduced by the Corporation in the fourth quarter of 1996.

Loan servicing fees decreased by $27,000 or 4.3% during the three months ended June 30, 1997, compared to the same period in the previous year. This decrease was primarily caused by losses recorded on the Corporation's mortgage servicing rights. Declining interest rates generally result in increased mortgage refinance activity which leads to increased loan prepayment activity. As a result of such activity, the value of the Corporation's mortgage servicing rights generally decline; such declines are recorded as losses against servicing fee revenue. During the second quarter of 1997 $150,000 in such losses were recorded; this compares to only $100,000 during the second quarter of 1996.

Gain on sales of mortgage loans decreased by $142,000 or 12.6% during the three months ended June 30, 1997, compared to the same period in the previous year. This decrease was primarily attributable to a $30.6 million or approximately 40% decline in the Corporation's mortgage loan sales between the two periods. This decline was principally due to a more favorable interest rate environment in early 1996, which resulted in the origination and sale of more fixed-rate mortgage loans during such period as compared to the more recent period. However, recent declines in market interest rates may result in increased customer demand for fixed-rate mortgage loans in the immediate future. This development could result in increased gain on sales of such loans, although there can be no assurances.

Other income increased by $177,000 or approximately 60% during the three months ended June 30, 1997, compared to the same period in the previous year. This improvement was primarily due to a change in the manner in which the Corporation accounts for certain fees and costs to originate consumer loans. Prior to 1997, such fees and costs were netted and were recorded in other income.
However, due to the increased materiality of these fees and costs, the Corporation elected to conform its accounting for such with that which is done for mortgage loans. That is, loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the related loans as an adjustment of yield.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


Non-interest income was $10.8 million and $9.8 million during the six months ended June 30, 1997 and 1996, respectively. This increase was primarily due to a $1.1 million or 22.4% increase in retail banking fees and a $250,000 or approximately 40% increase in other income. These developments were partially offset by a $900,000 or approximately 35% decrease in gain on sales of loans. Reasons for these changes are similar to those discussed in previous paragraphs.

Also contributing to the improvement in non-interest income during the six months ended June 30, 1997, was a $348,000 or approximately 40% increase in loan servicing fees. This increase was primarily the result of losses recorded on the Corporation's mortgage servicing rights. A declining interest rate environment in late 1995 resulted in a high level of prepayment activity in early 1996. Losses recorded as a result of such activity were $624,000 during the first six months of 1996. This compares to only $300,000 for the same period in 1997.

Non-Interest Expense Non-interest expense was $9.7 million and $9.5 million or 2.55% and 2.80% of average assets during the three months ended June 30, 1997 and 1996, respectively. The following paragraphs discuss the principal reasons for this increase.

Compensation and employee benefits increased by $397,000 or 8.1% during the three months ended June 30, 1997, compared to the same period in the previous year. This increase was due in part to normal annual merit increases as well as the Corporation's net addition of four banking locations in 1996. The Corporation also opened one supermarket banking location during the first six months of 1997, but also closed a traditional location during the same period. The Corporation intends to open two or three additional supermarket banking offices during the remainder of 1997, although there can be no assurances. As of June 30, 1997, the Corporation employed 673 full-time equivalent employees. This compares to 641 and 642 at December 31, 1996, and June 30, 1996, respectively.

Occupancy and equipment expense decreased by $183,000 or 11.2% during the three months ended June 30, 1997, compared to the same period in the previous year. This decrease was principally due to the Corporation's efforts in recent periods to reduce its real estate and personal property tax obligations through discussions with taxing authorities. As a result of these efforts, the Corporation's obligations have been reduced and taxes accrued in previous periods were reversed during the current period.

Advertising and marketing expense increased by $245,000 or approximately 55% during the three months ended June 30, 1997, compared to the same period in the previous year. The Corporation's expenditures in this area have increased in recent periods due to a larger branch network and increased media advertising in new market areas. Also contributing were increased expenditures related to checking and consumer loan promotions. Management expects advertising and marketing expenditures during the remaining half of 1997 to be comparable to the same period in the previous year, although there can be no assurances.

Federal insurance premiums decreased by $388,000 or approximately 70% during the three months ended June 30, 1997, compared to the same period in the previous year. This decrease was attributable to a decline in the

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


Bank's federal insurance premiums as a result of the recapitalization of the Saving Association Insurance Fund ("SAIF") in the third quarter of 1996.

Non-interest expense was $19.5 million and $19.0 million or 2.56% and 2.77% of average assets during the six months ended June 30, 1997 and 1996, respectively. This increase was due primarily to a $741,000 or 7.6% increase in compensation and employee benefits and a $464,000 or approximately 65% increase in advertising and marketing. These developments were partially offset by a $788,000 or approximately 70% decline in federal insurance premiums. Reasons for these changes are similar to those discussed in previous paragraphs.

Income Tax Expense Income tax expense for the three months ended June 30, 1997 and 1996, was $2.7 million and $2.0 million, respectively, on pretax income of $6.9 million and $5.2 million, respectively. The effective tax rates for these periods were 39.0% and 37.7%, respectively.

Income tax expense for the six months ended June 30, 1997 and 1996, was $5.1 million and $3.8 million, respectively, on pretax income of $13.0 million and $10.1 million, respectively. The effective tax rates for these periods were 38.8% and 37.5%, respectively.

The Corporation's effective tax rate has increased in recent periods due to a higher mix of taxable earnings in the State of Wisconsin relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary.

Financial Condition

The Corporation's total assets increased by $56.7 million or 3.7% during the six months ended June 30, 1997. This increase was primarily the result of a $53.2 million or 4.8% increase in loans held for investment due principally to continued strong demand for the Corporation's single-family adjustable-rate mortgage loans. The Corporation has experienced consistent growth in this loan category since the first quarter of 1996. Management attributes this growth to an interest rate environment that favored the origination of adjustable-rate mortgage loans, which the Corporation generally retains in its portfolio. Management is uncertain whether this trend will continue in the immediate future as a result of recent declines in market interest rates. Also contributing to the increase in loans held for investment during the period, were increases in the Corporation's education, consumer, and commercial real estate loans.

The growth in loans held for investment was principally funded by a $55.8 million or 5.5% increase in deposit liabilities. This growth was evenly distributed between certificates of deposit, money market savings accounts, and non-interest-bearing checking accounts. Management attributes this growth to a combination of its expansion efforts in recent years, competitive product and interest rate offerings, convenient banking locations, and strong local economies in its market areas. Management expects deposit liabilities to continue to grow modestly in the immediate future, although there can be no assurances.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


Growth in the Corporation's deposit liabilities was also used to reduce the Corporation's borrowings from the FHLB. As a result, FHLB advances outstanding declined by $9.1 million or 2.4% during the six months ended June 30, 1997.

The Corporation's aggregate investment in its investment securities and mortgage-backed and related securities portfolios declined by $32.0 million or 11.3% during the six months ended June 30, 1997. This decline was principally due to the normal periodic amortization of the mortgage loans that underlie mortgage-backed securities and/or the periodic sale or maturity of investment securities. The proceeds from such amortization, maturities, and/or sales were reinvested in loans held for investment or were used to reduce borrowings from the FHLB, as previously described.

The Corporation's loans held for sale increased by $$21.0 million or approximately 100% during the six months ended June 30, 1997. This increase was principally due to the transfer of $19.7 million in single-family adjustable-rate mortgage loans from the Corporation's held for investment portfolio. Management expects to sell these loans in the third quarter,
although there can be no assurances.  Management also   expects that the
proceeds from the sale will be used to reduce FHLB borrowings. In the future, the Corporation may elect to sell modest amounts of its single-family adjustable rate mortgage loans in an effort to manage its borrowing capacity at the FHLB. The recognition of gains or losses on the sales of such loans is dependent on market conditions. Accordingly, there can be no assurance that that there will not be significant inter-period variations in gains or losses from such sales.

Although management expects the aforementioned loans to be sold at a gain, it is also anticipated that a loss of approximately the same amount may be recorded on the sale of $27.7 million in mutual fund securities. These securities are currently classified as available for sale and management is considering their possible sale in the third quarter. However, there can be no assurances that such will occur. The proceeds from any sale are expected to be used to reduce borrowings at the FHLB.

The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) were $1.9 million or 0.12% of total assets at June 30, 1997, compared to $2.4 million or 0.16% at December 31, 1996. The Corporation's other classified assets were $10.9 million or 0.69% of total assets at June 30, 1997, compared to $10.0 million or 0.66% at December 31, 1996.

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

               FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
         Item 2--Management's Discussion and Analysis (Continued)


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

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S. government, federal agency, and other investment securities of not less than 5% of its net withdrawable accounts and short-term borrowings, of which liquid assets maturing in one year or less must consist of not less than 1%. The Bank was in full compliance with these regulations during the three and six month periods ended June 30, 1997.

The Corporation's stockholders' equity ratio as of June 30, 1997, was 6.44% of total assets. The Corporation's long-term objective is to maintain this ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of 1% and 15%, respectively. The Corporation's equity ratio is below its target range as of June 30, 1997. Management expects the ratio to return to its target range within the next six to twelve months, although there can be no assurances.

The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's long-term objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At June 30, 1997, the Bank's regulatory capital exceeded all
regulatory minimum requirements as well as the minimum amount   required to be
classified as a "well capitalized" institution.

The Corporation paid cash dividends of $1.1 million and $987,000 during the three months ended June 30, 1997 and 1996, respectively. These amounts equated to dividend payout ratios of 26.2% and 30.3% of net income in such periods, respectively. The Corporation paid cash dividends of $2.1 million and $1.9 million during the six months ended June 30, 1997 and 1996,

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


respectively. These amounts equated to dividend payout ratios of 26.1% and 30.1% of net income in such periods, respectively. It is the Corporation's long-term objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain regulatory restrictions on the payment of dividends. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

On July 22, 1997, the Board of Directors of the Corporation declared a $0.12 per share dividend payable on September 4, 1997, to shareholders of record on August 14, 1997.

During the six months ended June 30, 1997, the Corporation repurchased 72,000 shares of common stock at a cost of $1.3 million under its 1996 stock repurchase plan. The Corporation also reissued 10,500 shares out of treasury stock during this period at an average cost of $18.29 per share. The Corporation uses the "last-in/first-out" method when accounting for reissuance of shares out of treasury stock.

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

               FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                        Part II--Other Information
                              June 30, 1997


Item 1--Legal Proceedings.

Refer to Note 4 of the Corporation's Consolidated Financial Statements.

Item 2--Changes in Securities.

None.

Item 3--Defaults Upon Senior Securities.

Not applicable.

Item 4--Submission of Matters to Vote of Security Holders.

None.

Item 5--Other Information.

None.

Item 6--Exhibits and Reports on Form 8-K.

None.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             FIRST FEDERAL CAPITAL CORP


Date: August 8, 1997                    By:  /s/ Thomas W. Schini
                                             Thomas W. Schini, Chairman
                                             of the Board, President, and
                                             Chief Executive Officer
                                             (duly authorized officer)


Date: August 8, 1997                    By:  /s/ Jack C. Rusch
                                             Jack C. Rusch,
                                             Executive Vice President,
                                             Treasurer, and Chief
                                             Financial Officer