Form 10-Q
period 1997-09-30
FIRST FEDERAL CAPITAL CORP
filed 1997-11-12
CIK 851207

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended...............................September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition quarter from.......................to........................

Commission file number...................................................0-18046


                          FIRST FEDERAL CAPITAL CORP
            (Exact name of Registrant as specified in its charter)


              Wisconsin                                        39-1651288
-----------------------------------------                 ---------------------
     (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         Identification No.)


             605 State Street
           La Crosse, Wisconsin                                    54601
-----------------------------------------                 ---------------------
   (Address of principal executive office)                      (Zip code)


                 605 State Street, La Crosse, Wisconsin 54601
           ------------------------------------------------------
              (Address of principal executive office) (Zip code)


                                (608) 784-8000
           ------------------------------------------------------
             (Registrant's Telephone Number, including area code)


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

Class: Common Stock--$.10 Par Value Outstanding at November 7, 1997: 9,160,902

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                  September 30, 1997, and December 31, 1996

                                                  September 30    December 31
                                                      1997           1996
   ASSETS                                         (Unaudited)
   Cash and due from banks                      $   20,658,570 $   24,644,254
   Interest-bearing deposits                        19,818,594      2,456,901
   Investment securities available for sale,
     at fair value                                  25,805,272     74,029,474
   Mortgage-backed and related securities:
     Available for sale, at fair value              51,613,216     61,875,130
     Held for investment, at cost (fair
       value of $129,742,469 and $145,217,199,
       respectively)                               130,833,134    147,834,733
   Loans held for sale                              34,680,325     20,338,790
   Loans held for investment, net                1,194,972,266  1,106,039,995
   Federal Home Loan Bank stock                     18,811,300     18,823,200
   Accrued interest receivable, net                 12,751,932     11,487,427
   Office properties and equipment                  24,136,888     26,210,947
   Mortgage servicing rights, net                   15,019,887     11,887,202
   Intangible assets                                 6,045,225      5,221,245
   Other assets                                      4,525,000      4,564,171
                                                -------------- --------------
     Total assets                               $1,559,671,609 $1,515,413,469
                                                ============== ==============
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposit liabilities                          $1,141,668,745 $1,024,092,887
   Federal Home Loan Bank advances and
     other borrowings                              293,210,672    383,592,983
   Advance payments by borrowers for taxes
     and insurance                                  11,204,493      3,912,206
   Accrued interest payable                          2,250,569      2,432,796
   Other liabilities                                 6,307,881      5,968,239
                                                -------------- --------------
     Total liabilities                           1,454,642,360  1,419,999,111
                                                -------------- --------------
   Preferred stock, $.10 par value, 5,000,000
     shares authorized, none outstanding               -              -
   Common stock, $.10 par value, 20,000,000
     shares authorized, 9,970,815 and 9,958,989
     shares issued and outstanding, including
     805,913 and 768,450 shares of treasury
     stock, respectively                               997,082        663,933
   Additional paid-in capital                       36,322,056     35,580,114
   Unearned restricted stock                          (247,687)      (414,392)
   Securities valuation allowance, net              (1,053,445)    (2,450,764)
   Retained earnings                                80,509,925     72,569,092
   Treasury stock, at cost                         (11,498,682)   (10,533,625)
                                                -------------- --------------
   Total stockholders' equity                      105,029,249     95,414,358
                                                -------------- --------------
     Total liabilities and stockholders' equity $1,559,671,609 $1,515,413,469
                                                ============== ==============

   See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                    Consolidated Statements of Operations
                Three Months Ended September 30, 1997 and 1996

                                                      Three Months Ended
                                                         September 30
                                                -----------------------------
                                                      1997           1996
                                                  (Unaudited)    (Unaudited)
   Interest on loans                               $25,137,703    $21,079,686
   Interest on mortgage-backed and related
     securities                                      2,965,013      3,539,649
   Interest and dividends on investments             1,244,682      1,369,096
                                                -------------- --------------
     Total interest income                          29,347,398     25,988,431
                                                -------------- --------------
   Interest on deposit liabilities                  13,076,182     11,668,498
   Interest on advances and other borrowings         4,928,748      4,241,572
                                                -------------- --------------
     Total interest expense                         18,004,930     15,910,070
                                                -------------- --------------
     Net interest income                            11,342,468     10,078,361
   Provision for loan losses                           122,613        -
                                                -------------- --------------
     Net interest income after provision
       for loan losses                              11,219,855     10,078,361
                                                -------------- --------------
   Retail banking fees and service charges           3,239,287      2,605,868
   Loan servicing fees                                 566,782        705,137
   Commissions on annuity and insurance sales          355,434        660,468
   Gain on sales of loans                            2,437,897        776,674
   Loss on sales of investments                       (627,727)       (62,005)
   Other income                                        529,482        429,655
                                                -------------- --------------
     Total non-interest income                       6,501,155      5,115,797
                                                -------------- --------------
   Compensation and employee benefits                5,571,509      5,080,847
   Occupancy and equipment                           1,628,768      1,540,495
   Advertising and marketing                           524,048        593,817
   Federal deposit insurance premiums                  143,443        565,305
   FDIC special assessment                             -            5,941,000
   Other expenses                                    2,266,731      1,850,039
                                                -------------- --------------
     Total non-interest expense                     10,134,499     15,571,503
                                                -------------- --------------
     Income (loss) before income taxes               7,586,511       (377,345)
   Income tax expense (benefit)                      2,895,513       (317,434)
                                                -------------- --------------
     Net income (loss)                              $4,690,998       ($59,911)
                                                ============== ==============

   Primary (loss) earnings per share                     $0.48         $(0.01)
   Fully-diluted earnings (loss) per share                0.48          (0.01)
   Dividends paid per share                               0.12          0.107

   See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                    Consolidated Statements of Operations
                Nine Months Ended September 30, 1997 and 1996

                                                      Nine Months Ended
                                                        September 30
                                                -----------------------------
                                                     1997           1996
                                                  (Unaudited)    (Unaudited)
   Interest on loans                               $72,592,695    $61,050,483
   Interest on mortgage-backed and related
     securities                                      9,308,377     11,122,739
   Interest and dividends on investments             4,019,800      4,184,721
                                                -------------- --------------
     Total interest income                          85,920,872     76,357,943
                                                -------------- --------------
   Interest on deposit liabilities                  37,431,309     34,610,004
   Interest on advances and other borrowings        15,191,036     12,308,998
                                                -------------- --------------
     Total interest expense                         52,622,345     46,919,002
                                                -------------- --------------
     Net interest income                            33,298,527     29,438,941
   Provision for loan losses                           375,034        -
                                                -------------- --------------
     Net interest income after provision
       for loan losses                              32,923,493     29,438,941
                                                -------------- --------------
   Retail banking fees and service charges           9,156,866      7,440,663
   Loan servicing fees                               1,743,264      1,534,099
   Commissions on annuity and insurance sales        1,474,963      1,665,854
   Gain on sales of loans                            4,218,725      3,457,402
   Loss on sales of investments                       (725,142)      (252,142)
   Other income                                      1,410,632      1,060,908
                                                -------------- --------------
     Total non-interest income                      17,279,308     14,906,784
                                                -------------- --------------
   Compensation and employee benefits               16,031,546     14,799,496
   Occupancy and equipment                           4,897,093      4,851,452
   Advertising and marketing                         1,709,571      1,315,351
   Federal deposit insurance premiums                  469,595      1,679,755
   FDIC special assessment                             -            5,941,000
   Other expenses                                    6,485,915      6,008,501
                                                -------------- --------------
     Total non-interest expense                     29,593,720     34,595,555
                                                -------------- --------------
     Income before income taxes                     20,609,081      9,750,170
   Income tax expense                                7,951,402      3,484,278
                                                -------------- --------------
     Net income                                    $12,657,679     $6,265,892
                                                ============== ==============

   Primary earnings per share                            $1.29          $0.62
   Fully-diluted earnings per share                       1.28           0.61
   Dividends paid per share                              0.347          0.307

   See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                Three Months Ended September 30, 1997 and 1996

                                                     Three Months Ended
                                                        September 30
                                                -----------------------------
                                                     1997           1996
                                                  (Unaudited)    (Unaudited)
   Cash flows from operating activities:
     Net income (loss)                              $4,690,998       ($59,911)
     Adjustments to reconcile net income to net
       cash provided (used) by operations:
       Provision for loan and real estate losses        93,659           (200)
       Net loan costs deferred                        (251,691)       (46,011)
       Depreciation and amortization                 1,614,626      1,318,619
       Net gains on sales of loans and other
         investments                                (1,810,170)      (714,669)
       Increase in accrued interest receivable        (331,383)      (730,282)
       Increase (decrease) in accrued interest
         payable                                      (204,617)       118,955
       Decrease in current and deferred
         income taxes                                 (851,987)    (1,844,841)
       Accrual of FDIC special assessment              -            5,941,000
       Other, net                                       (2,541)        16,525
                                                -------------- --------------
         Net cash provided by operations before
           loan originations and sales               2,946,894      3,999,185
                                                -------------- --------------
       Loans originated for sale                   (90,566,776)   (40,858,134)
       Sales of loans originated for sale           82,248,792     41,506,158
                                                -------------- --------------
         Net cash provided (used) by operations     (5,371,090)     4,647,209
                                                -------------- --------------
   Cash flows from investing activities:
     Decrease (increase) in interest-bearing
       deposits                                     (8,250,306)     9,834,999
     Purchases of investment securities                -          (10,555,501)
     Sales of investment securities                 26,937,148      3,008,231
     Maturities of investment securities             4,674,192      6,211,920
     Mortgage-backed and related securities
       principal repayments                         11,830,288     12,623,718
     Loans originated for investment              (128,724,508)  (154,293,683)
     Loans purchased for investment                 (4,351,005)    (8,777,119)
     Loan principal repayments                      73,029,928     71,928,401
     Sales of loans originated for investment       39,982,643      1,382,944
     Additions to office properties and
       equipment                                      (319,702)      (272,835)
     Other, net                                       (329,168)    (4,336,497)
                                                -------------- --------------
       Net cash provided (used) by investing
         activities                                 14,479,510    (73,245,422)
                                                -------------- --------------

                                                                  (Continued)

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)

                                                     Three Months Ended
                                                        September 30
                                                -----------------------------
                                                     1997           1996
                                                  (Unaudited)    (Unaudited)
   Cash flows from financing activities:
     Net increase in deposit liabilities           $61,746,104    $18,830,151
     Long-term advances from Federal Home
       Loan Bank                                       -           32,000,000
     Repayment of long-term Federal Home Loan
       Bank advances                               (32,000,000)    (3,000,000)
     Net increase (decrease) in short-term
       Federal Home Loan Bank borrowings           (43,290,000)    26,440,000
     Decrease in other borrowings                   (5,001,327)        (1,223)
     Increase in advance payments by borrowers
       for taxes and insurance                       2,173,597      2,559,433
     Purchase of treasury stock                     (1,393,751)    (1,428,437)
     Dividends paid                                 (1,100,036)      (993,883)
     Other, net                                        895,136       (355,294)
                                                -------------- --------------
       Net cash provided (used) by financing
         activities                                (17,970,277)    74,050,747
                                                -------------- --------------
   Net increase (decrease) in cash                  (8,861,857)     5,452,534
   Cash at beginning of period                      29,520,427     20,529,692
                                                -------------- --------------
       Cash at end of period                       $20,658,570    $25,982,226
                                                ============== ==============

   Supplemental disclosures of cash flow information:
     Interest and dividends received on loans
       and investments                             $29,016,015    $25,258,149
     Interest paid on deposits and borrowings       18,209,547     15,791,115
     Income taxes paid                               3,735,000      1,576,088
     Income taxes refunded                             -              120,005


   See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1997 and 1996

                                                      Nine Months Ended
                                                        September 30
                                                -----------------------------
                                                     1997           1996
                                                  (Unaudited)    (Unaudited)
   Cash flows from operating activities:
     Net income                                    $12,657,679     $6,265,892
     Adjustments to reconcile net income to net
       cash provided by operations:
       Provision for loan and real estate losses       321,484        (10,140)
       Net loan fees (costs) deferred                 (636,300)        15,780
       Depreciation and amortization                 4,713,710      4,628,050
       Net gains on sales of loans and other
          investments                               (3,493,583)    (3,205,260)
       Increase in accrued interest receivable      (1,264,505)    (1,173,593)
       Decrease in accrued interest payable           (182,227)      (357,871)
       Decrease in current and deferred
         income taxes                                 (389,212)      (727,832)
       Accrual of FDIC special assessment              -            5,941,000
       Other, net                                     (480,922)      (704,592)
                                                -------------- --------------
         Net cash provided by operations before
           loan originations and sales              11,246,124     10,671,434
                                                -------------- --------------
       Loans originated for sale                  (174,763,945)  (188,725,160)
       Sales of loans originated for sale          168,693,299    196,661,471
                                                -------------- --------------
         Net cash provided by operations             5,175,478     18,607,745
                                                -------------- --------------
   Cash flows from investing activities:
     Increase in interest-bearing deposits         (17,361,693)    (1,763,404)
     Purchases of investment securities                -          (21,816,385)
     Sales of investment securities                 31,710,769      8,022,010
     Maturities of investment securities            16,384,571     25,467,985
     Mortgage-backed and related securities
       principal repayments                         28,519,693     33,664,243
     Loans originated for investment              (373,354,146)  (346,188,178)
     Loans purchased for investment                 (6,372,996)    (8,779,119)
     Loan principal repayments                     233,896,595    220,920,757
     Sales of loans originated for investment       48,862,394     12,073,443
     Additions to office properties and
       equipment                                    (1,684,271)    (1,313,360)
     Other, net                                        705,446        727,555
                                                -------------- --------------
       Net cash used by investing activities       (38,693,638)   (78,984,453)
                                                -------------- --------------

                                                                  (Continued)

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)

                                                      Nine Months Ended
                                                        September 30
                                                -----------------------------
                                                     1997           1996
                                                  (Unaudited)    (Unaudited)
   Cash flows from financing activities:
     Net increase in deposit liabilities          $117,575,858    $48,375,581
     Long-term advances from Federal Home
       Loan Bank                                    25,000,000    132,000,000
     Repayment of long-term Federal Home Loan
       Bank advances                              (209,776,000)   (79,050,000)
     Net increase (decrease) in short-term
       Federal Home Loan Bank borrowings           100,398,000    (46,273,000)
     Increase (decrease) in other borrowings        (6,004,311)     5,996,029
     Increase in advance payments by borrowers
       for taxes and insurance                       7,292,287      6,943,179
     Purchase of treasury stock                     (2,735,188)    (8,621,750)
     Dividends paid                                 (3,181,118)    (2,898,466)
     Other, net                                        962,948       (497,123)
                                                -------------- --------------
       Net cash provided by financing
         activities                                 29,532,476     55,974,450
                                                -------------- --------------
   Net increase (decrease) in cash                  (3,985,684)    (4,402,258)
   Cash at beginning of period                      24,644,254     30,384,484
                                                -------------- --------------
       Cash at end of period                       $20,658,570    $25,982,226
                                                ============== ==============

   Supplemental disclosures of cash flow information:
     Interest and dividends received on loans
       and investments                             $84,656,367    $75,184,350
     Interest paid on deposits and borrowings       52,804,572     47,276,873
     Income taxes paid                               8,464,000      4,540,490
     Income taxes refunded                              97,545        392,080


   See accompanying notes to consolidated financial statements.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              September 30, 1997


   (1) Principles of Consolidation

   The consolidated financial statements include the accounts and balances of First Federal Capital Corp (the "Corporation"), First Federal Savings Bank La Crosse-Madison (the "Bank"), and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   (2) Basis of Presentation

   The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 1997, may not necessarily be indicative of the results which may be expected for the entire year ending December 31, 1997.

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

   If the Corporation had reported its earnings per share in accordance with SFAS 128 for the three months ended September 30, 1997 and 1996, it would have reported basic earnings per share of $0.51 and $(0.01), respectively. It would have reported $1.38 and $0.66 for the nine months ended September 30, 1997 and 1996, respectively.

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

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Continued)


   In addition to this judgement, FEI also has a pending claim against the defendant for punitive damages which could substantially increase the final award, if any. A hearing on this claim was conducted in the second quarter of 1997; the Corporation does not know at this time when it will be informed of the court's decision with respect to this hearing. The defendant may appeal the initial judgement and oppose any award of punitive damages. As a result, management of the Corporation is unable to determine the likelihood of a favorable outcome or reliably estimate the amount of the final award, if any. Accordingly, the Corporation has not recognized any portion of the current judgement or possible future punitive damages in its results of operations.

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

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                 Item 2--Management's Discussion and Analysis
                              September 30, 1997


   Results of Operations

   Overview The Corporation's net income for the three months ended September 30, 1997 and 1996, was $4.7 million or $0.48 per share and $3.5 million or $0.35 per share, respectively (the results for 1996 exclude the after-tax effect of a $5.9 million special assessment from the Federal Deposit Insurance Corporation or "FDIC"). The increase in earnings between these two periods was primarily attributable to a $1.7 million increase in gain on sales of loans, a $1.3 million increase in net interest income, a $633,000 increase in retail banking fees, and a $422,000 decrease in federal deposit insurance premiums. These developments were partially offset by a $566,000 increase in loss on sales of investment securities and a $926,000 increase in total non-interest expense (excluding the decline in deposit insurance and the FDIC special assessment in 1996). Earnings for these periods represented a return on average assets of 1.20% and 0.99%, respectively, and a return on average equity of 18.27% and 14.44%, respectively (excluding the effects of the FDIC special assessment in 1996).

   The Corporation's net income for the nine months ended September 30, 1997 and 1996, was $12.7 million or $1.28 per share and $9.8 million or $0.97 per share, respectively (again, the results for 1996 exclude the after-tax effect of the FDIC special assessment). The increase in earnings between these two periods was primarily attributable to a $3.9 million increase in net interest income, a $1.7 million increase in retail banking fees, a $1.2 million decrease in federal deposit insurance premiums, and a $761,000 increase in gain on sales of loans. These developments were partially offset by a $473,000 increase in loss on sales of investment securities and a $2.1 million increase in total non-interest expense (excluding the decline in deposit insurance and the FDIC special assessment in 1996). Earnings for these periods represented a return on average assets of 1.10% and 0.95%, respectively, and a return on average equity of 17.00% and 13.60%, respectively (excluding the effects of the FDIC special assessment in 1996).

   The following paragraphs discuss the aforementioned changes in more detail as well as other changes in the Corporation's results of operations during the three and nine month periods ended September 30, 1997, as compared to the same periods in the previous year.

   Net Interest Income Net interest income increased by $1.3 million or 12.5% and $3.9 million or 13.1% during the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods in the previous year. Net interest income was favorably impacted in both periods by increases in average interest-earning assets of $142.5 million or 10.7% and $146.2 million or 11.2% as compared to the same periods in the previous year, respectively. This growth was principally due to increases in mortgage and consumer loans outstanding, the origination of which were funded by increases in deposit liabilities and, to a lesser extent, Federal Home Loan Bank ("FHLB") advances.

   Also contributing to the increase in net interest income in both periods was a modest improvement in the Corporation's average interest rate spread. Management attributes these improvements to a higher mix of interest-

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


   earning assets invested in mortgage and consumer loans, which generally earn higher yields than the Corporation's other interest-earning assets.

   The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost on each. The information is based on daily average balances during the three and nine month periods ended September 30, 1997 and 1996, respectively.

                                                         Three Months Ended                      Three Months Ended
   Dollars in thousands                                  September 30, 1997                      September 30, 1996
                                                -------------------------------------   --------------------------------------
                                                    Average                    Yield/       Average                     Yield/
                                                    Balance      Interest       Cost        Balance        Interest      Cost
   Interest-earning assets:
     Loans held for investment and loans held
       for sale                                     $1,212,722    $25,138        8.29%    $1,018,047        $21,080      8.28%
     Mortgage-backed and related securities            189,263      2,965        6.27        229,893          3,540      6.16
     Investment securities                              42,887        703        6.56         69,535          1,059      6.09
     Interest-bearing deposits                          16,250        221        5.45          4,695             52      4.43
     Other earning assets                               18,811        320        6.81         15,246            256      6.72
                                                -------------- ----------     ------- -------------- --------------   -------
       Total interest-earning assets                 1,479,933     29,347        7.93      1,337,416         25,987      7.77
                                                               ----------     -------                --------------   -------
   Non-interest-earning assets:
     Office properties and equipment                    24,670                                26,460
     Other non-interest-earning assets                  57,624                                50,565
                                                --------------                        --------------
       Total assets                                 $1,562,227                            $1,414,441
                                                ==============                        ==============
   Interest-bearing liabilities:
     Deposit liabilities                            $1,005,633     13,076        5.20       $917,487         11,668      5.09
     FHLB advances                                     327,497      4,794        5.86        290,664          4,063      5.59
     Other borrowed funds                               16,611        135        3.25         18,945            179      3.78
                                                -------------- ----------     ------- -------------- --------------   -------
       Total interest-bearing liabilities            1,349,741     18,005        5.34      1,227,096         15,910      5.19
                                                               ----------     -------                --------------   -------
   Non-interest-bearing liabilities:
     Non-interest-bearing deposits                      98,606                                82,461
     Other liabilities                                  11,174                                 7,492
                                                --------------                        --------------
       Total liabilities                             1,459,521                             1,317,049
   Stockholders' equity                                102,706                                97,392
                                                --------------                        --------------
       Total liabilities and stockholders'
         equity                                     $1,562,227                            $1,414,441
                                                ==============                        ==============
   Net interest income                                            $11,342                                   $10,077
                                                               ==========                            ==============
   Interest rate spread                                                          2.60%                                   2.59%
                                                                              ========                                 =======
   Net yield on interest-earning assets                                          3.07%                                   3.01%
                                                                              ========                                 =======
   Average earning assets to average
     interest-bearing liabilities                                              109.65%                                 108.99%
                                                                              ========                                 =======

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


                                                           Nine Months Ended                     Nine Months Ended
   Dollars in thousands                                    September 30, 1997                    September 30, 1996
                                                -------------------------------------   -------------------------------------
                                                    Average                    Yield/     Average                      Yield/
                                                    Balance       Interest      Cost      Balance       Interest        Cost
   Interest-earning assets:
     Loans held for investment and loans held
       for sale                                     $1,170,713        $72,594    8.27%      $976,287        $61,050     8.34%
     Mortgage-backed and related securities            198,130          9,308    6.26        240,453         11,123     6.17
     Investment securities                              58,668          2,708    6.16         72,142          3,228     5.97
     Interest-bearing deposits                           9,039            366    5.40          4,647            180     5.16
     Other earning assets                               18,736            945    6.73         15,547            777     6.66
                                                -------------- -------------- ------- -------------- --------------  -------
       Total interest-earning assets                 1,455,286         85,921    7.87      1,309,076         76,358     7.78
                                                               -------------- -------                --------------  -------
   Non-interest-earning assets:
     Office properties and equipment                    25,512                                26,811
     Other non-interest-earning assets                  55,839                                50,965
                                                --------------                        --------------
       Total assets                                 $1,536,637                            $1,386,852
                                                ==============                        ==============

   Interest-bearing liabilities:
     Deposit liabilities                              $977,805         37,431    5.10       $908,199         34,610     5.08
     FHLB advances                                     346,092         14,740    5.68        284,520         11,933     5.59
     Other borrowed funds                               15,370            451    3.91         13,123            376     3.82
                                                -------------- -------------- ------- -------------- --------------  -------
       Total interest-bearing liabilities            1,339,267         52,622    5.24      1,205,842         46,919     5.19
                                                               -------------- -------                --------------  -------
   Non-interest-bearing liabilities:
     Non-interest-bearing deposits                      87,814                                76,006
     Other liabilities                                  10,265                                 8,528
                                                --------------                        --------------
       Total liabilities                             1,437,346                             1,290,376
   Stockholders' equity                                 99,291                                96,476
                                                --------------                        --------------
       Total liabilities and stockholders'
         equity                                     $1,536,637                            $1,386,852
                                                ==============                        ==============
   Net interest income                                                $33,299                               $29,439
                                                               ==============                           ===========
   Interest rate spread                                                          2.63%                                  2.59%
                                                                              ========                                =======
   Net yield on interest-earning assets                                          3.05%                                  3.00%
                                                                              ========                                =======
   Average earning assets to average
     interest-bearing liabilities                                              108.66%                                108.56%
                                                                              ========                                =======

   Provision for Loan Losses Due to growth in the Corporation's loan portfolio in recent periods, management of the Corporation elected to record provisions for loan losses during the three and nine month periods ended September 30, 1997. The provision recorded during such periods approximated the Corporation's actual charge-off activity.

   As of September 30, 1997, and December 31, 1996, the Corporation's allowance for loan losses was $7.9 million or 0.66% and 0.71% of loans

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


   held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance won't be necessary, which could adversely affect the Corporation's results of operations.

   Non-Interest Income Non-interest income was $6.5 million and $5.1 million during the three months ended September 30, 1997 and 1996, respectively. The following paragraphs discuss the principal reasons for this increase.

   Retail banking fees increased by $633,000 or 24.3% during the three months ended September 30, 1997, compared to the same period in the previous year. This increase was primarily due to a general increase in per-transaction service charges and an 8.3% increase in the number of checking accounts serviced by the Corporation since September 30, 1996. Also contributing was $278,000 in fees earned on customers' use of debit cards, which were first introduced by the Corporation in the fourth quarter of 1996.

   Loan servicing fees decreased by $138,000 or 19.6% during the three months ended September 30, 1997, compared to the same period in the previous year. This decrease was primarily caused by losses recorded on the Corporation's mortgage servicing rights. Declining interest rates generally result in increased mortgage refinance activity which leads to increased loan prepayment activity. As a result of such activity, the value of the Corporation's mortgage servicing rights generally decline; such declines are recorded as losses against servicing fee revenue. During the third quarter of 1997 $200,000 in such losses were recorded; this compares to zero during the third quarter of 1996.

   Commissions on annuity and insurance sales decreased by $305,000 or approximately 45% during the three months ended September 30, 1997, as compared to the same period in the previous year. This decrease was principally due to a decline in sales of tax-deferred annuity products. This decline was caused in part by increased competition from the Corporation's own deposit liabilities, which increased by $61.7 million or 5.7% during the most recent quarter (refer to "Financial Condition" for additional discussion).

   Gain on sales of mortgage loans increased by $1.7 million or over 200% during the three months ended September 30, 1997, compared to the same period in the previous year. This increase was primarily attributable to a $122.2 million or approximately 185% increase in the Corporation's mortgage loan sales. This increase was due in part to a generally lower interest rate environment which resulted in increased originations and sales of fixed-rate mortgage loans as well as increased conversions of adjustable-rate loans to fixed-rate loans, which were subsequently sold in the secondary market. Also contributing to the increase in gain on sale, however, was the Corporation's decision during the most recent quarter to sell $17.4 million in single-family adjustable-rate mortgage loans; these loans were sold out of the Corporation's "held for investment" portfolio and resulted in a $583,000 gain. In the future, the Corporation may elect to sell modest amounts of its single-family adjustable-rate mortgage loans in an effort to manage its borrowing capacity at the FHLB. The recognition of gains or losses on the sale of such loans is dependent on market conditions. Accordingly, there can be no assurance that there will

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


   not be significant inter-period variations in gains or losses from such sales.

   Loss on sales of investment securities increased from $62,000 in the third quarter of 1996 to $628,000 during the most recent quarter. The losses in both periods were caused by the Corporation's sale of mutual funds that invested primarily in adjustable-rate mortgage and short-term government securities. During the most recent period the Corporation sold its remaining investment in such funds; $26.9 million in proceeds from the sale were principally used to reduce outstanding FHLB advances. Refer to "Financial Condition" for additional discussion.

   Other income increased by $100,000 or 23.3% during the three months ended September 30, 1997, compared to the same period in the previous year. This improvement was due in part to a change in the manner in which the Corporation accounts for certain fees and costs to originate consumer loans. Prior to 1997, such fees and costs were netted and were recorded in other income. However, due to the increased materiality of these fees and costs, the Corporation elected to conform its accounting for such with that which is done for mortgage loans. That is, loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the related loans as an adjustment of yield. Also contributing to the increase in other income was increased fee income from customers that converted their adjustable-rate mortgage loans to fixed-rate loans, as previously described.

   Non-interest income was $17.3 million and $14.9 million during the nine months ended September 30, 1997 and 1996, respectively. This increase was primarily due to a $1.7 million or 23.1% increase in retail banking fees and a $761,000 or 22.0% increase in gain on sales of mortgage loans. These developments were partially offset by $473,000 increase in loss on sales of investments. The reason for these changes, as well as other changes in non-interest income between the two nine month periods, are similar to those discussed in previous paragraphs.

   Non-Interest Expense Non-interest expense was $10.1 million and $9.6 million or 2.60% and 2.72% of average assets during the three months ended September 30, 1997 and 1996, respectively (excluding the effects of the $5.9 million special assessment from the FDIC in 1996). The following paragraphs discuss the principal reasons for this increase.

   Compensation and employee benefits increased by $491,000 or 9.7% during the three months ended September 30, 1997, compared to the same period in the previous year. This increase was due in part to normal annual merit increases as well as the Corporation's net addition of five banking locations since mid-1996. The Corporation opened five supermarket banking locations and one loan production office during this period. The Corporation also closed a traditional retail banking location during the period. The Corporation intends to open up to four additional supermarket banking offices during the next six months, although there can be no assurances. As of September 30, 1997, the Corporation employed 670 full-time equivalent employees. This compares to 641 at the end of both September and December 1996.

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


   Occupancy and equipment expense increased by $88,000 or 5.7% during the three months ended September 30, 1997, compared to the same period in the previous year. This increase was primarily attributable to the opening of the aforementioned banking facilities.

   Federal insurance premiums decreased by $422,000 or approximately 75% during the three months ended September 30, 1997, compared to the same period in the previous year. This decrease was attributable to a decline in the Bank's deposit insurance premiums as a result of the recapitalization of the Savings Association Insurance Fund ("SAIF") during the third quarter of last year. The Bank's share of this recapitalization was $5.9 million and was paid to the FDIC in the form of a special assessment.

   Other non-interest expenses increased by $417,000 or 22.5% during the three months ended September 30, 1997, compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which were increased ATM and debit card transaction costs, increased office supply costs, increased communication and postage costs, increased losses on deposit customer accounts, and increased servicing costs on education loans.

   Non-interest expense was $29.6 million and $28.7 million or 2.57% and 2.76% of average assets during the nine months ended September 30, 1997 and 1996, respectively (excluding the effects of the $5.9 million special assessment from the FDIC in 1996). This increase was due primarily to a $1.2 million or 8.3% increase in compensation and employee benefits, a $394,000 or 30.0% increase in advertising and marketing, and a $477,000 or 7.9% increase in other non-interest expense. These developments were partially offset by a $1.2 million or approximately 70% decline in federal deposit insurance premiums. Reasons for most of these changes are similar to those discussed in previous paragraphs.

   The Corporation's advertising and marketing expenditures increased in 1997 due to a larger branch network and increased media advertising in new market areas. Also contributing were increased expenditures related to checking and consumer loan promotions. Management expects advertising and marketing expenditures during the remainder of 1997 to be comparable to the same period in the previous year, although there can be no assurances.

   Income Tax Expense Income tax expense for the three months ended September 30, 1997 and 1996, was $2.9 million and $2.0 million, respectively, on pretax income of $7.6 million and $5.6 million, respectively (excluding the effects of the FDIC special assessment in 1996). The effective tax rates for these periods were 38.2% and 36.8%, respectively.

   Income tax expense for the nine months ended September 30, 1997 and 1996, was $8.0 million and $5.9 million, respectively, on pretax income of $20.6 million and $15.7 million, respectively (again, excluding the effects of the special assessment in 1996). The effective tax rates for these periods were 38.6% and 37.3%, respectively.

   The Corporation's effective tax rate has increased in recent periods due to a higher mix of taxable earnings in the State of Wisconsin relative to the

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


   State of Nevada, where the Corporation has established a wholly-owned investment subsidiary and which has no state income tax.

   Financial Condition

   The Corporation's total assets increased by $44.3 million or 2.9% during the nine months ended September 30, 1997. This increase was primarily the result of an $88.9 million or 8.0% increase in loans held for investment due to continued growth in the Corporation's consumer installment, education, and commercial real estate and single-family residential loan portfolios. Growth in these portfolios was principally funded by a $117.6 million or 11.5% increase in deposit liabilities. Most of this growth occurred in certificates of deposit due in part to a popular CD program that was offered to customers in the third quarter. Management also attributes the growth in deposit liabilities to the combined effects of the Corporation's expansion efforts in recent years, its convenient banking locations, and strong local economies in its market areas. Management expects deposit liabilities to continue to grow modestly in the future, although there can be no assurances.

   Growth in the Corporation's deposit liabilities, as well as the sale and/or maturity of investment securities described below, were also used to reduce FHLB advances and other borrowings. As a result, FHLB advances and other borrowings declined by $90.4 million or 23.6% during the nine months ended September 30, 1997.

   The Corporation's aggregate investment in its investment and mortgage-backed and related securities portfolios declined by $75.5 million or 26.6% during the nine months ended September 30, 1997. This decline was principally due to the aforementioned sale of mutual funds, as well as the normal periodic amortization of the mortgage loans that underlie the Corporation's mortgage-backed and related securities. The proceeds from such sales and/or amortization were reinvested in loans held for investment or were used to reduce FHLB advances and other borrowings, as previously described.

   The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) were $2.0 million or 0.13% of total assets at September 30, 1997, compared to $2.4 million or 0.16% at December 31, 1996. The Corporation's other classified assets were $9.3 million or 0.60% of total assets at September 30, 1997, compared to $10.0 million or 0.66% at December 31, 1996.

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

   Liquidity and Capital Resources

   The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S. government, federal agency, and other investment securities of not less than 5% of its net withdrawable accounts and short-term borrowings, of which liquid assets maturing in one year or less must consist of not less than 1%. The Bank was in full compliance with these regulations during the three and nine month periods ended September 30, 1997.

   The Corporation's stockholders' equity ratio as of September 30, 1997, was 6.73% of total assets. The Corporation's long-term objective is to maintain this ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of 1% and 15%, respectively.

   The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's long-term objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At September 30, 1997, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

   The Corporation paid cash dividends of $1.1 million and $1.0 million during the three months ended September 30, 1997 and 1996, respectively. These amounts equated to dividend payout ratios of 23.5% and 27.5% of earnings in such periods, respectively (excluding the effect of the FDIC special assessment in 1996). The Corporation paid cash dividends of $3.2 million and $2.9 million during the nine months ended September 30, 1997 and 1996, respectively. These amounts equated to dividend payout ratios of 25.1% and

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
           Item 2--Management's Discussion and Analysis (Continued)


   29.3% of earnings in such periods, respectively (again, excluding the effect of the special assessment in 1996). It is the Corporation's long-term objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain regulatory restrictions on the payment of dividends. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

   On October 28, 1997, the Board of Directors of the Corporation declared a $0.12 per share dividend payable on December 11, 1997, to shareholders of record on November 20, 1997.

   During the nine months ended September 30, 1997, the Corporation repurchased 127,000 shares of common stock at a cost of $2.7 million under its 1996 stock repurchase plan. The Corporation also reissued 89,537 shares out of treasury stock during this period with a book value of $1.8 million. The Corporation uses the "last-in/first-out" method when accounting for reissuance of shares out of treasury stock.

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

                 FIRST FEDERAL CAPITAL CORP AND SUBSIDIARIES
                          Part II--Other Information
                              September 30, 1997


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


                                                FIRST FEDERAL CAPITAL CORP


   Date: November 7, 1997                  By:  /s/ Thomas W. Schini
                                                Thomas W. Schini, Chairman
                                                of the Board, President, and
                                                Chief Executive Officer
                                                (duly authorized officer)


   Date: November 7, 1997                  By:  /s/ Jack C. Rusch
                                                Jack C. Rusch,
                                                Executive Vice President,
                                                Treasurer, and Chief
                                                Financial Officer