Form 10-K
period 1997-12-31
FIRST FEDERAL CAPITAL CORP
filed 1998-03-20
CIK 851207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to..............................
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1998, the aggregate value of the 9,260,430 shares of Common Stock of the Registrant that were outstanding on such date was approximately $295.2 million. Excluding 1,829,882 shares held by all directors and officers of the Registrant, the aggregate value of the Common Stock of the Registrant was approximately $236.8 million. These figures are based on the closing price of $31.875 per share of the Registrant's Common Stock on February 28, 1998.

Number of shares of Common Stock outstanding as of February 28, 1998: 9,260,430 (excludes 710,385 shares held as treasury stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                           FORM 10-K TABLE OF CONTENTS

PART I                                                                      Page

      Item 1--Business........................................................2

      Item 2--Properties.....................................................13

      Item 3--Legal Proceedings..............................................13

      Item 4--Submission of Matters to Vote of Security Holders..............13

PART II

      Item 5--Market for Registrant's Common Equity and Related
              Stockholder Matters............................................14

      Item 6--Selected Financial Data........................................15

      Item 7--Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................16

      Item 7A--Quantitative and Qualitative Disclosures about
               Market Risk...................................................30

      Item 8--Financial Statements and Supplementary Data....................34

      Item 9--Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................57

PART III

      Item 10--Directors and Executive Officers of the Registrant............58

      Item 11--Executive Compensation........................................58

      Item 12--Security Ownership of Certain Beneficial
               Owners and Management.........................................58

      Item 13--Certain Relationships and Related Transactions................58

PART IV

      Item 14--Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K...........................................58

SIGNATURES...................................................................60

EXHIBITS.....................................................................62

FORWARD-LOOKING STATEMENTS

         The discussion in this report includes certain forward-looking statements based on current management's expectations. Examples of factors which could cause future results to differ from management's expectations include, but are not limited to, the following: general economic and competitive conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; general market rates of interest; interest rates on competing investments; interest rates on funding sources; consumer demand for deposit and loan products and services; consumer demand for other financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolios. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results may differ materially from management's current expectations.


                                     PART I

ITEM 1--BUSINESS

         This section of the report contains general information about First Federal Capital Corp (the "Corporation"), First Federal Saving Bank of La Crosse-Madison (the "Bank"), and the Bank's wholly-owned subsidiaries (together "the reporting group"). Included in this section is information regarding the reporting group's markets and business environments, significant operating and accounting policies, practices, and procedures, as well as its competitive and regulatory environments. This section should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Part II, Item 7a, "Quantitative and Qualitative Disclosures about Market Risk", and Part II, Item 8, "Financial Statements and Supplementary Data", as well as other sections of the report.

FIRST FEDERAL CAPITAL CORP

         The Corporation was incorporated under the laws of the State of Wisconsin in July 1989. In November 1989, the Corporation became the savings and loan holding company for the Bank upon its conversion from mutual to stock form. The Corporation currently owns all of the outstanding capital stock of the Bank, which is the principal asset of the Corporation. The Corporation's principal office is located at 605 State Street, La Crosse, Wisconsin, 54601, and its telephone number is (608) 784-8000.

FIRST FEDERAL SAVINGS BANK LA CROSSE-MADISON

         The Bank was founded in 1934 and is a federally-chartered, federally-insured, savings bank headquartered in La Crosse, Wisconsin. The Bank's primary business is attracting deposits from the general public. Such deposits are principally used to originate single-family residential loans, as well as commercial real estate, consumer, and education loans. The Bank is also an active seller of residential loans in the secondary market.

         The Bank's primary market areas for conducting such activities consist of communities located in western, south-central, and eastern Wisconsin (not including the Milwaukee metropolitan area) as well as contiguous counties in Illinois, Iowa, and Minnesota. The Bank maintains a total of 48 retail banking offices in its market areas. Fifteen of these offices are located in the Madison metropolitan area, six in the La Crosse metropolitan area, five in the city of Eau Claire, three in the city of Appleton, and two in the cities of Beloit, Hudson, and Neenah, Wisconsin. The Bank also maintains one retail banking facility in the cities of Fond du Lac, Fort Atkinson, Green Bay, Janesville, Kimberly, Manitowoc, Monroe, Oshkosh, Prairie du Chien, Richland Center, River Falls, Sheboygan, and Viroqua, Wisconsin. The Bank also has separate residential loan production offices in Janesville and Wausau, Wisconsin, as well as a commercial real estate loan production office in the Milwaukee, Wisconsin, metropolitan area.

         In addition to deposits, the Bank also obtains a substantial portion of its funding through borrowings from the Federal Home Loan Bank of Chicago (the "FHLB"), of which it is a member.

         In addition to loans, the Bank also invests in securities issued by the U.S. government and its agencies and in other investment securities such as corporate bonds and notes, collateralized mortgage obligations ("CMOs"), mortgage-backed securities ("MBSs"), and mutual funds, as permitted by federal laws and regulations.

         The Bank is subject to comprehensive regulation and examination by the Office of Thrift Supervision ("OTS"), its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law.

         The Bank's principal executive offices are located at 605 State Street, La Crosse, Wisconsin, 54601, and its telephone number is (608) 784-8000.

LENDING ACTIVITIES

         GENERAL The principal categories of loans in the Bank's portfolio are residential real estate loans secured by single-family residences, commercial real estate loans secured by multi-family residential and commercial real estate, consumer loans, consisting primarily of loans secured by second mortgages on single-family residences, and government-guaranteed education loans. Substantially all of the Bank's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA").

         A federally-chartered savings institution has general authority to originate and purchase loans secured by real estate located throughout the United States. In general, however, the Bank's lending activities have concentrated on real estate loans secured by properties located in its primary market areas and within a 300-mile radius of the Bank's headquarters in La Crosse.

         The Bank generally may not make loans to one borrower and related entities in an aggregate amount that exceeds 15% of its unimpaired capital and surplus (as defined by regulations).

         SINGLE-FAMILY RESIDENTIAL AND CONSTRUCTION LOANS Applications for single-family residential and construction loans are accepted by commission-based employees at eleven loan production offices (nine of which are co-located with deposit-taking offices) and at eight deposit-taking offices of the Bank which are able to handle such applications. It is the Bank's general policy to restrict lending on single-family residences to its primary market areas in Wisconsin as well as contiguous counties in Iowa and Minnesota, although from time-to-time the Bank will purchase single-family loans originated outside of its primary market area.

         In general, the Bank retains in its portfolio only single-family residential mortgage loans that provide for periodic adjustments to the interest rate ("adjustable-rate mortgage loans"). These loans generally have terms of up to 30-years and interest rates which adjust every one to two years in accordance with an index based on the yield on certain U.S. government securities. A portion of these loans may guarantee the borrower a fixed rate for the first three years of the loan's term. Furthermore, most of these loans have annual interest rate change limits ranging from 1% to 2% and maximum lifetime interest rates ranging from 11% to 16%. The Bank has not engaged in the practice of using a cap on loan payments, which would allow a borrower's loan balance to increase rather than decrease, resulting in negative principal amortization. The Bank occasionally offers discounts on the interest rates it offers on its adjustable-rate mortgage loans during the first one to three years of the loan, which has the effect of reducing a borrower's payment during such years. However, the Bank generally complies with Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines in determining a borrower's ability to repay such loans. Some of the Bank's adjustable-rate mortgage loan agreements permit borrowers to convert their adjustable-rate loans to fixed-rate loans under certain circumstances in exchange for a modest fee. Upon conversion, such loans are generally sold in the secondary market.

         Adjustable-rate mortgage loans decrease the Bank's exposure to risks associated with changes in interest rates, but involve other risks because as interest rates increase, borrowers' monthly payments increase, thus increasing the potential for default. This risk has not had any adverse effect on the Bank to date, although no assurances can be made with respect to future periods.

         Although in general the Bank only retains adjustable-rate mortgage loans in its portfolio, it continues to originate fixed-rate mortgage loans in order to provide a full range of products to its customers. In general, such loans are originated only under terms, conditions, and documentation standards that make such loans eligible for sale to FHLMC, FNMA, and other institutional investors. The Bank generally sells these loans at the time they are originated. In addition, the Bank generally sells any adjustable-rate mortgage loans that convert to fixed-rate loans in accordance with options granted to such borrowers in the original loan documents, as previously described. Sales of mortgage loans provide additional funds for lending and other business purposes and have generally been under terms that do not provide for any recourse to the Bank by the purchaser.

         The Bank's staff underwriters generally approve single-family residential loans that have principal balances of up to $227,150. The Bank's underwriting supervisor approves single-family residential loans that have principal balances of up to $250,000. Loans between $250,000 and $500,000 are approved by either the Vice President responsible for mortgage loan processing, closing, and underwriting, the Executive Vice President of the residential lending division, or the President of the Bank. Finally, any loans greater than $500,000 are approved by the Bank's Board of Directors.

         The Bank's general policy is to lend up to 80% of the appraised value of the property securing a loan (referred to as the "loan-to-value ratio"). The Bank occasionally will lend more than 80% of the appraised value of the property, but will obtain private mortgage insurance on behalf of the borrower on the portion of the principal amount of the loan that exceeds 80% of the security property's value. The Board of Directors of the Bank approves all conventional loans that have loan-to-value ratios greater than 90% and which do not have mortgage insurance.

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

         The Bank also originates loans to individuals to construct single-family residences. Construction loans may be made without commitments to purchase the property being constructed and the borrower may not have take-out commitments for permanent financing on hand at the time of origination. Construction loans generally have a maturity of 6 to 12 months and a fixed rate of interest, with payments being made monthly on an interest-only basis. Construction loans are otherwise underwritten and approved in the same manner as other single-family residential loans. Construction loans, however, are generally considered to involve a higher degree of risk than conventional residential mortgage loans. A lender's risk of loss on a construction loan is largely dependent on the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds, if necessary.

         MULTI-FAMILY RESIDENTIAL, COMMERCIAL REAL ESTATE, AND COMMERCIAL CONSTRUCTION LOANS The Bank originates and occasionally purchases mortgage loans that are secured by existing multi-family residential and commercial real estate properties. Applications for multi-family residential and commercial real estate loans are accepted at the Bank's main office in La Crosse, as well as offices in Madison, Appleton, and Milwaukee. All underwriting and approval of such loans, however, is performed at the Bank's main office in La Crosse. It is the Bank's general policy to restrict its multi-family and commercial real estate lending to loans secured by properties located within a 300-mile radius of La Crosse, to include all or a portion of the states of Nebraska, Illinois, Iowa, and Minnesota; although in the past the Bank originated multi-family and commercial real estate loans outside of this area.

         The Bank's multi-family residential and commercial real estate lending activities (together "commercial real estate lending") are managed by the Senior Vice President in charge of the Bank's Commercial Real Estate Lending Division. Pursuant to the Bank's commercial real estate lending policy, the Bank emphasizes investment in loans secured by collateral classified as Type A properties, which are to comprise not less than 80% of the Bank's commercial real estate loan portfolio. Such properties consist of multi-family residential properties such as apartment buildings, retail shopping establishments, office buildings, and multi-tenant industrial buildings. Not more than 20% of the Bank's commercial real estate portfolio is to include loans secured by collateral classified as Type B properties, which consist of nursing homes, single-tenant industrial buildings, hotels and motels, and churches. The Bank's current policy is to not make any new loans secured by collateral classified as Type C properties, which include restaurants, recreation facilities, and other special purpose facilities, although the Bank has made loans secured by such properties in the past.

         Applications for commercial real estate loans are generally obtained from existing borrowers, direct contacts by loan officers, and referrals. Terms on commercial real estate loans are generally negotiated at the time of origination. In general these loans have amortization periods ranging from 20 to 30 years, mature in ten years or less, and have interest rates which are fixed for one to five years--thereafter adjusting in accordance with a designated index that is generally subject to a floor and a ceiling. Loan-to-value ratios on the Bank's commercial real estate loans may be as high as 80% for loans secured by Type A properties, but are limited to ratios of 75% or lower for commercial real estate loans which are secured by other properties. In addition, as part of the criteria for underwriting commercial real estate loans, the Bank generally imposes on potential borrowers a "debt coverage ratio" (the ratio of net cash from operations before payment of debt service to debt service). This ratio ranges from 115% to 120% for loans secured by Type A properties and 130% to 160% for loans secured by other properties. It is also the Bank's general policy to obtain personal guarantees of its commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service, and other underwriting requirements. In general, mortgage loans purchased from other financial institutions are subject to the same underwriting standards as mortgage loans originated directly by the Bank.

         The Bank's Commercial Real Estate Division Manager generally approves commercial real estate loans that have principal balances of up to $300,000. Commercial real estate loans over $300,000 and up to $1.5 million require the approval of the Bank's Senior Loan Committee. A Loan Committee of the Board of Directors must approve loans over $1.5 million and up to $3.0 million. And finally, loans with principal balances over $3.0 million must be approved by the Board of Directors of the Bank.

         From time to time the Bank originates loans to construct commercial real estate. Construction loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost (including interest) of construction, and the borrower's ability to advance additional construction funds if that should become necessary. If the estimate of construction costs proves to be inaccurate, and the borrower is unable to meet the added costs, the lender may need to advance funds beyond the amount originally committed to permit completion of the project and protect its security interest. The Bank's construction lending activities generally are limited to an area within a 150-mile radius of Madison, La Crosse, Appleton, and Milwaukee, Wisconsin.

         Commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending. This is due to the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on real estate developers and managers and on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. In addition, loans secured by properties located outside of the Bank's immediate market area may involve a higher degree of risk. This is because the Bank may not be as familiar with market conditions and other relevant factors as it would be in the case of loans secured by properties located within its market areas. The Bank does not have a material concentration of loans outside of its immediate market area. For additional discussion, refer to Note 4 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         The Bank has attempted to minimize the foregoing risks by, among other things, adopting what management believes are conservative underwriting guidelines that impose more stringent loan-to-value, debt service, and other requirements on loans which are believed to involve higher elements of risk, by requiring independent appraisals on all loans, by limiting the geographic area in which the Bank will make commercial construction loans, and by limiting the amount of certain types of commercial real estate loans in its portfolio, as previously described. In addition, in the case of purchased commercial real estate loans, the Bank emphasizes purchases of existing loans on newly-constructed properties, as opposed to older properties, which may require more maintenance and capital improvements. Furthermore, the Bank generally requires the seller to retain not less than a 10% interest in a loan that the Bank desires to purchase in order to ensure that the seller will retain an interest in repayment of the loan in accordance with its terms.

         SERVICING MORTGAGE LOANS In addition to servicing most of the mortgage loans in its own portfolio, the Bank continues to collect principal and interest payments on most of the single-family residential loans that it sells to third-party investors, to make certain insurance and tax advances on behalf of the borrowers, and to otherwise service such loans. The Bank pays the investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrower. The difference, generally 25 basis points or more, is retained by the Bank and recognized as servicing fee income over the lives of the loans. The Bank also purchases mortgage servicing rights from third parties for which it receives an agreed-upon fee and for which it performs substantially the same services as it performs on its own originations. For additional discussion refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         Management believes that servicing mortgage loans for third parties, whether such servicing results from its own originations or is purchased, provides a natural hedge against other risks inherent in the Bank's mortgage banking activities. That is, fluctuations in gains on sales of mortgage loans as a result of changes in market interest rates will generally be offset in part by opposite changes in loan servicing fee income (due principally to fluctuations in the carrying value on mortgage servicing rights). For additional discussion refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations".

         CONSUMER LOANS The Bank offers consumer loans in order to provide a full range of financial services to its retail customers. Applications for consumer loans may be taken at all of the Bank's retail banking offices. The majority of such loans, however, are underwritten and approved at the Bank's headquarters in La Crosse. Most of the Bank's consumer loan portfolio consists of second mortgage loans and education loans, but also includes automobile loans, home equity lines of credit, recreational vehicle and mobile home loans, deposit account secured loans, and unsecured lines of credit or signature loans. The Bank services all of its own consumer loans except education loans, which are serviced by a third-party. Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk than such loans because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower's continuing financial stability, are more likely to be affected by adverse personal circumstances, and are often secured by rapidly depreciating personal property such as automobiles. However, such risks are mitigated to some extent in the case of second mortgage loans and education loans. The former are secured by a second mortgage on the borrower's residence for which the total principal balance outstanding (including the first mortgage) does not generally exceed 100% of the property's value. With respect to education loans, the federal government generally guarantees the principal and interest. Second mortgage loans are generally fixed-rate and have terms of up to ten years. Education loans, although generally fixed-rate to the borrower, are generally floating-rate to the Bank with the difference being paid by the federal government. The interest rate received by the Bank each quarter is based on a spread above the average yield on the three-month U.S. Treasury bill. Refer to "Other Matters" in Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations", for a discussion of legislation affecting education loans.

         The Bank believes that the higher yields earned on consumer loans compensate for the increased risk associated with such loans and that consumer loans are important to its efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio. Furthermore, despite the risks inherent in consumer lending, the Bank's net charge-offs on consumer loans as a percentage of gross loans has been minimal.

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

         NON-PERFORMING AND OTHER CLASSIFIED ASSETS Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income. In general, the Bank does not record accrued interest on loans past due 90 days or more. Refer to Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         Real estate acquired by the Bank as a result of foreclosure or deed-in-lieu of foreclosure is classified as real estate and is considered "non-performing" until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition. Any write down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining the Bank's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. For additional discussion, refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         Federal regulations require thrift institutions to classify their assets on a regular basis. In addition, in connection with examinations of thrift institutions, federal examiners have authority to identify problem assets and, if appropriate, include them in classified assets. An asset is classified as "Substandard" if it is determined to involve a distinct possibility that the thrift institution could sustain some loss if deficiencies associated with the loan are not corrected. An asset is classified, as "Doubtful" if full collection is highly questionable or improbable. An asset is classified as "Loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "Special Mention" designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant adverse classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish a general allowance for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish a specific allowance for loan losses in the amount of the portion of the assets classified as loss, or charge off such amount. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional discussion--including a more detailed discussion of the Bank's classified assets.

         ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE The Bank's policy is to establish allowances for estimated losses on specific loans and real estate when it determines that losses are expected to be incurred. In addition, the Bank maintains a general loss allowance against its loan and real estate portfolios which is based on its own loss experience, that of the financial services industry, and management's ongoing assessment of current economic conditions, and the credit risk inherent in the portfolios. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

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

         The Bank also invests in MBSs that are guaranteed by the FHLMC, FNMA, or the Government National Mortgage Association ("GNMA"). MBSs enhance the quality of the Bank's assets by virtue of the guarantees that back them. In addition, MBSs are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

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

         The Bank must maintain minimum liquidity levels specified by the OTS that may vary from time to time. Liquidity may increase or decrease depending upon the yields available on investment opportunities and upon management's judgement as to the attractiveness of such yields and its expectation of the level of yields that will be available in the future.

         Excluding U.S. government and federal agency securities and mutual funds that invest exclusively in such securities, none of the Bank's individual investments exceeded 10% of the Bank's retained earnings as of the end of each of the past three years.

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

         DEPOSIT LIABILITIES The Bank's current deposit products include regular savings accounts, checking accounts, money market deposit accounts, individual retirement accounts, and certificates of deposit ranging in terms from three months to five years. Substantially all of the Bank's deposits are obtained from individual and business residents of the state of Wisconsin. In addition to serving as the Bank's primary source of funds, deposit liabilities (especially checking accounts) are a substantial source of non-interest income. This income is generally received in the form of overdraft fees, periodic service charges, and other transaction charges.

         The principal methods used by the Bank to attract deposit accounts include offering a wide variety of products and services, competitive interest rates, and convenient office locations and hours. Most of the Bank's free-standing retail banking offices have drive-up facilities and 18 of the Bank's retail banking facilities are located in supermarkets. Depositors also have access to automated teller machines ("ATMs") connected to TYME, Inc., which supports a network of ATMs located throughout Wisconsin. TYME is affiliated with other ATM networks, which permit the Bank's customers to access the TYME network through similar systems located in other states and countries. As of December 31, 1997, the Bank owned 59 ATM machines, all of which were located in Wisconsin. Depositors may also obtain a VISA "debit card" from the Bank that allows them to purchase goods and services directly from any merchant that accepts VISA credit cards. The same debit card also provides access to the ATM network.

         From time to time, the Bank has also utilized certificates of deposit sold through third-party brokers ("brokered deposits") as an alternative to borrowings from the FHLB. FDIC regulations govern the acceptance of brokered deposits by insured depository institutions such as the Bank. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. The Bank is a "well capitalized" institution under the regulations and therefore may accept brokered deposits without restriction. At December 31, 1997, the Bank had no brokered deposits outstanding.

         FEDERAL HOME LOAN BANK ADVANCES The Bank obtains advances from the FHLB secured by certain of its home mortgage loans and mortgage-related securities, as well as stock in the FHLB that it is required to own. Such advances may be made pursuant to several different credit programs, each with its own interest rate, maximum size of advance, and range of maturity dates. Depending on the program, limitations on the amount of such borrowings are based either on a fixed percentage of the Bank's capital or on the FHLB's assessment of the Bank's creditworthiness.

         OTHER BORROWINGS The Bank has two lines of credit with two financial institutions. These lines, which amount to $15.0 million in the aggregate, permit the overnight purchase of fed funds.

         The Corporation also has a $3.0 million borrowing outstanding with a third financial institution which matures on May 31, 1998, but which is subject to renewal under certain circumstances. Interest on this borrowing is payable quarterly at 185 basis points above the three-month London Inter-Bank Offered Rate ("LIBOR"), as determined on a quarterly basis.

SUBSIDIARIES

         The Bank has formed a number of subsidiaries to engage in certain activities that are more appropriately conducted in a subsidiary of the Bank. Following is a brief description of each subsidiary.

         FIRST ENTERPRISES, INC. The Bank's wholly-owned subsidiary, First Enterprises, Inc. ("FEI"), was incorporated in November 1971. During the period from 1979 to the mid-1980s, FEI was primarily involved in the acquisition and development of hotels. In general, however, FEI is no longer involved in these types of activities, other than the maintenance of its remaining investments. FEI's investment in its remaining hotel joint ventures was $292,000 as of December 31, 1997.

         From 1988 to 1995, the Bank offered tax-deferred annuity contracts through FEI as an investment alternative to its customers. Beginning in 1996, however, these activities were transferred to the Bank. FEI had net income of $49,000, $56,000, and $290,000 during the twelve-month periods ended December 31, 1997, 1996, and 1995, respectively. At December 31, 1997, the Bank's investment in FEI was $344,000; this amount is eliminated in consolidation in accordance with generally accepted accounting principles ("GAAP").

         FIRST CAPITAL HOLDINGS, INC. In June 1993 the Bank formed a wholly-owned subsidiary in the State of Nevada. The subsidiary, First Capital Holdings, Inc. ("FCHI") was formed to consolidate and improve the efficiency, management, safekeeping, and operations of a portion of the Bank's investment securities portfolio. In addition, the formation of FCHI has resulted in a lower effective income tax rate for the Bank due to the fact that the State of Nevada does not currently impose a corporate income tax. As of December 31, 1997, FCHI was managing $168.4 million in mortgage-backed and related securities for the Bank, consisting principally of CMOs. FCHI's net income was $9.8 million, $9.5 million, and $9.3 million for the twelve-month periods ended December 31, 1997, 1996, and 1995, respectively. The Bank's investment in FCHI as of December 31, 1997, was $235.6 million; this amount is eliminated in consolidation in accordance with GAAP.

         TURTLE CREEK CORPORATION In December 1995 the Bank acquired an additional subsidiary, Turtle Creek Corporation ("Turtle Creek"), as a result of its acquisition of the net assets of another financial institution. Turtle Creek is a joint venture partner in a real estate project to develop single-family residential building lots and condominium building sites on a 78-acre parcel located within the city limits of Beloit, Wisconsin. Turtle Creek's aggregate investment in this project was $31,000 at December 31, 1997. Turtle Creek also holds a 40% limited partnership interest in a fifty-unit complex providing housing for low-to-moderate income and elderly persons in Beloit. Turtle Creek's aggregate investment in this project was $134,000 at December 31, 1997. The Bank's investment in Turtle Creek as of December 31, 1997, was $361,000; this amount is eliminated in consolidation in accordance with GAAP.

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

         The Bank's competition for loans comes principally from mortgage banking companies, other savings institutions, commercial banks, finance companies, and credit unions. The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, referrals from real estate brokers and builders, and the variety of its products. Factors that affect competition include the general and local economic conditions, current interest rate levels, and volatility in the secondary market for residential mortgage loans.

REGULATION OF THE CORPORATION

         The Corporation is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act ("HOLA"). As such, the Corporation is registered with and subject to OTS examination and supervision as well as certain reporting requirements. Furthermore, the Corporation is limited with respect to the transactions it can execute with its affiliates (including the Bank), and its ability to acquire control of another insured financial institution, as specified more fully in the applicable regulations. There generally are no restrictions as to activities of a unitary savings and loan holding company such as the Corporation as long as its sole insured subsidiary, the Bank, complies with certain regulatory requirements, which management believes it did as of December 31, 1997.

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

         INSURANCE OF ACCOUNTS The Bank's savings deposits are insured by SAIF, which is administered by the FDIC, up to the maximum extent provided by law, currently $100,000. The Bank is subject to a risk-based insurance assessment system under which higher insurance assessment rates are charged to those thrift institutions that are deemed to pose greater risk to the deposit insurance fund. Under this system, insurance assessments range from 0% of deposits for the healthiest financial institutions to 0.27% of deposits for the weakest. This risk-based assessment schedule is identical to that for institutions insured by the Bank Insurance Fund ("BIF"), which is also administered by the FDIC. Under both funds, the insurance assessment paid by a particular institution will depend on the "supervisory rating" it receives from the FDIC ("A", "B", or "C") and on its regulatory capital level ("well capitalized", "adequately capitalized", or "undercapitalized"). Based upon its current supervisory rating and regulatory capital level, and assuming no change in the Bank's risk classification or in overall premium assessment levels, the Bank anticipates that its insurance assessment for 1998 will be zero, which is the same as the 1997 rate.

         Although the Bank's risk-based insurance assessment for 1998 is expected to be zero, the Bank will still be required to pay approximately 0.065% of deposits to cover its pro rata share of the bond obligation of a government agency known as the Finance Corporation ("FICO"). This rate is not tied to the FDIC's risk classification; as a result, it is the same for all SAIF-insured institutions. BIF-insured institutions, however, will only be subject to a rate of approximately 0.013% of deposits.

         CAPITAL STANDARDS The Bank is subject to minimum regulatory capital requirements as specified by OTS regulations. As more fully described in such regulations, the Bank is subject to a leverage limit of at least 3% of total assets, a tangible capital limit of at least 1.5% of total assets, and a risk-based capital limit of at least 8% of risk-weighted assets. As of December 31, 1997, the Bank exceeded all minimum regulatory capital requirements as specified by the OTS.

         The Bank is also subject to minimum regulatory capital requirements as specified by FDIC regulations. As more fully described in such regulations, the Bank must meet the following capital standards to be classified as "adequately capitalized" under FDIC guidelines: (1) Tier 1 capital in an amount not less than 4% of total assets, (ii) Tier 1 capital in an amount not less than 4% of risk-weighted assets, and (iii) total capital in an amount not less than 8% of risk-weighted assets. As of December 31, 1997, the Bank exceeded all minimum regulatory capital requirements as specified by the FDIC. For additional discussion refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

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

         LIQUIDITY REQUIREMENTS The Bank is required to maintain liquid assets (generally defined as cash and investment-grade, short-term or variable-rate securities) equal to at least 4% of its "liquidity base" (generally defined as short-term deposit liabilities and other borrowings). This requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% of the liquidity base. As of December 31, 1997, the Bank was in compliance with the minimum requirements. For additional information refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         QUALIFIED THRIFT LENDER TEST A savings association that does not meet the Qualified Thrift Lender Test ("QTL Test"), as set forth in the HOLA and implementing regulations, must either convert to a bank charter or comply with certain restrictions on its operations. Under the QTL Test, a savings association is required to maintain a certain percentage of its assets in qualifying investments, as defined by regulations. In general, qualifying investments consist of housing-related assets. At December 31, 1997, the Bank's assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

         FEDERAL HOME LOAN BANK SYSTEM The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member financial institutions. The Bank, as a member of the FHLB of Chicago, is required to purchase and hold shares of capital stock in the FHLB of Chicago. The requirement is equal to the greater of 1% of the Bank's aggregate unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB of Chicago. At December 31, 1997, the Bank had a $13.8 million investment in the stock of the FHLB of Chicago and was in compliance with this requirement.

         The Bank's investment in FHLB stock, a large portion of its single-family mortgage loans, and certain other assets (consisting principally of CMOs and MBSs) are used to secure advances from the FHLB of Chicago. The interest rates charged on advances vary with the maturity of the advance and the FHLB's own cost of funds.

         FEDERAL RESERVE SYSTEM Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against transaction accounts (which consist of NOW accounts, Super NOW accounts, and regular checking accounts) and against certain non-personal time deposits. At December 31, 1997, the Bank's required reserves were approximately $12.1 million.

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

TAXATION

         FEDERAL TAXATION The Bank is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code ("IRC"). The Corporation, the Bank, and the Bank's wholly-owned subsidiaries file consolidated federal income tax returns, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. Refer to Notes 1 and 9 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data" for additional discussion.

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


ITEM 2--PROPERTIES

         As of December 31, 1997, the Bank conducted its business from its corporate offices in La Crosse, Wisconsin, 48 other retail banking facilities located throughout Wisconsin, as previously described, and two separate loan production offices, also located in Wisconsin. At such date, the Bank owned the building and land for 19 of its offices and leased the building and/or the land for its remaining 31 properties, including 18 located in supermarkets. The Bank also owns or leases certain other properties to meet various business needs. For additional information, refer to Note 6 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".


ITEM 3--LEGAL PROCEEDINGS

         The information required herein is included in Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".


ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol FTFC. As of February 12, 1998, the Corporation had 9,228,930 common shares outstanding (net of 741,885 shares of treasury stock), 1,510 stockholders of record, 2,780 estimated beneficial stockholders, and 4,290 estimated total stockholders.

         Dividend and stock price information required by this item, as well as information relating to the Corporation's stock repurchase plans, is included under the following sections of this report:

         (1) "Liquidity and Capital Resources", included herein under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         (2) "Note 12--Stockholder's Equity", included herein under Item 8, "Financial Statements and Supplementary Data--Audited Consolidated Financial Statements".

         (3) "Quarterly Financial Information", included herein under Item 8, "Financial Statements and Supplementary Data--Supplementary Data".

ITEM 6--SELECTED FINANCIAL DATA

         The information in the following table contains selected consolidated financial and other data. This information has been derived in part from the Audited Consolidated Financial Statements included herein under Item 8, "Financial Statements and Supplementary Data". Accordingly, the table should be read in conjunction with such consolidated statements.


Dollars in thousands, except for per share amounts
--------------------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA AS OF DECEMBER 31                1997            1996            1995            1994         1993
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                            $ 1,544,294     $ 1,515,413     $ 1,402,479     $ 1,172,886     $941,395
Investment securities:
  Available for sale, at fair value                          21,377          74,029          80,325          89,476            -
  Held for investment, at cost                                    -               -               -               -      126,541
Mortgage-backed and related securities:
  Available for sale, at fair value                          47,895          61,875          84,173               -            -
  Held for investment, at cost                              124,336         147,835         171,493         269,443      118,021
Loans held for investment, net                            1,193,893       1,106,040         932,084         723,826      572,066
Allowance for loan losses                                     7,638           7,888           8,186           8,074        7,828
Intangible assets                                             5,921           5,221           5,643              97           78
Deposit liabilities                                       1,146,534       1,024,093         969,423         778,641      745,509
FHLB advances and other borrowings                          275,779         383,593         322,296         308,476      116,504
Stockholders' equity                                        109,361          95,414          98,939          77,181       71,517
--------------------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA FOR YEAR ENDED DECEMBER 31             1997            1996            1995            1994         1993
--------------------------------------------------------------------------------------------------------------------------------
Interest income                                         $   114,976     $   103,977     $    88,858     $    73,208     $ 65,852
Interest expense                                             70,265          63,684          54,954          40,938       35,218
--------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                        44,711          40,293          33,904          32,270       30,634
Provision for loan losses                                       539               -               -               -          160
--------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses        44,172          40,293          33,904          32,270       30,474
--------------------------------------------------------------------------------------------------------------------------------
Gains from sales of loans                                     6,374           4,331           3,545           2,945        9,198
Gains (losses) from sales of mortgage-backed
  securities and other investments                             (725)           (311)            (29)            100          728
Other non-interest income                                    18,645          15,811          13,597          11,262        6,685
--------------------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                  24,294          19,831          17,113          14,307       16,611
--------------------------------------------------------------------------------------------------------------------------------
FDIC special assessment                                           -           5,941               -               -            -
Other non-interest expense                                   40,197          38,304          34,372          30,889       27,172
--------------------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                 40,197          44,245          34,372          30,889       27,172
--------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes and extraodinary charge         28,269          15,880          16,646          15,687       19,913
Income tax expense                                           10,879           5,806           6,001           5,707        7,868
--------------------------------------------------------------------------------------------------------------------------------
  Net income before extraordinary charge                     17,390          10,074          10,645           9,980       12,045
Extraordinary charge (1)                                          -               -               -            (203)           -
--------------------------------------------------------------------------------------------------------------------------------
  Net income                                            $    17,390     $    10,074     $    10,645     $     9,777     $ 12,045
--------------------------------------------------------------------------------------------------------------------------------
SELECTED OTHER DATA AT OR FOR THE YEAR ENDED DECEMBER 31 (2)   1997            1996            1995            1994         1993
--------------------------------------------------------------------------------------------------------------------------------
Return on average assets                                       1.13%           0.97%           0.87%           0.93%        1.34%
Return on average equity                                      17.20           14.21           12.86           13.32        18.11
Average equity to average assets                               6.57            6.80            6.75            6.96         7.39
Average interest rate spread                                   2.63            2.61            2.54            2.82         3.18
Average net interest margin                                    3.07            3.02            2.92            3.15         3.58
Ratio of allowance for loan losses to total loans
  held for investment at end of period                         0.64            0.71            0.88            1.12         1.37
Ratio of non-interest expense to average assets (3)            2.62            2.71            2.83            2.89         3.14
Earnings per share: (4)
  Diluted earnings per share                            $      1.77     $      1.36     $      1.14     $      1.09     $   1.33
  Basic earnings per share                                     1.90            1.45            1.21            1.16         1.41
Dividends paid per share (4)                                  0.467           0.413           0.367           0.321        0.215
Stock price at end of period (4)                              33.88           15.67           12.00           10.83         9.85
Book value per share at end of period (4)                     11.90           10.38           10.05            8.93         8.39
Banking facilities at end of period                              50              48              44              35           26
--------------------------------------------------------------------------------------------------------------------------------

(1) The extraordinary charge in 1994 consisted of a prepayment penalty, net of income tax benefit, on certain FHLB advances.
(2) Selected other data excludes the after-tax impact of the FDIC special assessment as well as the impact of extraordinary charges.
(3) Excludes the FDIC special assessment and provision for real estate losses and recoveries.
(4) Per share data and historical stock prices have been adjusted for a 10% stock dividend on June 2, 1994, and a 3-for-2 stock split 0on June 12, 1997.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", as well as Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and Part I, Item 1, "Business".

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's earnings for the years ended December 31, 1997, 1996, and 1995, were $ 17.4 million, $13.6 million, and $10.6 million, respectively, excluding $3.5 million related to the after-tax impact of an FDIC special assessment in 1996. These amounts, as adjusted, represented returns on average assets of 1.13%, 0.97%, and 0.87%, respectively, and returns on average equity of 17.20%, 14.21%, and 12.86%, respectively. Diluted earnings per share during these periods were $1.77, $1.36, and $1.14, respectively, excluding the after-tax effect of the FDIC special assessment in 1996 ($0.36 per share).

         The improvement in earnings from 1996 to 1997 was primarily attributable to an increase in net interest income. Also contributing, however, were increases in retail banking fees and gain on sales of loans, as well as a decrease in federal deposit insurance premiums. These favorable developments were partially offset by increases in compensation and employee benefits, advertising and marketing, and other non-interest expenses--the latter due principally to increases in ATM and debit card transaction costs. Finally, loss on sales of investment securities increased in 1997 as compared to the previous year.

         The improvement in earnings from 1995 to 1996 was also due primarily to an increase in net interest income. Also contributing, however, were increases in retail banking fees, commissions on annuity and insurance sales, and gain on sales of loans, as well as a decrease in advertising and marketing expenses. These favorable developments were partially offset by increases in compensation and employee benefits, occupancy and equipment expenses, and other non-interest expenses, most notably amortization of goodwill from the 1995 acquisition of Rock Financial Corp. ("RFC"). In addition, loss on sales of investment securities increased and loan servicing fees decreased in 1996 as compared to the previous year.

         The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of earnings during the years ended December 31, 1997, 1996, and 1995.

         NET INTEREST INCOME Net interest income increased by $4.4 million or 11.0% and $6.4 million or 18.8% during the years ended December 31, 1997 and 1996, respectively. The improvement in both of these periods was primarily volume related as the Corporation's average interest-earning assets grew by $123.7 million or 9.3% and $173.7 million or 15.0% in 1997 and 1996, respectively. The primary sources of growth in 1997 were increases in mortgage and consumer loans outstanding, the origination of which were funded by increases in deposit liabilities, and to a lesser extent, FHLB advances. The principal source of growth in interest-earning assets in 1996 was the Corporation's purchase of RFC in December of 1995. Also contributing were increases in mortgage and consumer loans, the origination of which were funded by growth in deposit liabilities and FHLB advances.

         Also contributing to the increase in net interest income in 1997 and 1996 were modest increases in the Corporation's average interest rate spread. Management attributes these increases to a higher percentage of interest-earning assets invested in mortgage and consumer loans, which generally earn higher yields than the Corporation's other interest-earning assets, such as CMOs, MBSs, and investment securities. These developments were partially offset by an increase in both years in the average cost of the Corporation's interest-bearing liabilities, due to more competitive rate offerings on deposit liabilities and the repayment of low cost term advances at the FHLB. Also contributing was a 25 basis point increase in the fed funds rate in March 1997. The Corporation's overnight borrowings from the FHLB are sensitive to changes in the fed funds rate.

         The following table sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the years ended December 31, 1997, 1996, and 1995.

                                                                      YEAR ENDED DECEMBER 31
Dollars in thousands                            1997                             1996                               1995
--------------------------------------------------------------------------------------------------------------------------------
                                   AVERAGE            YIELD/      AVERAGE             YIELD/       AVERAGE               YIELD/
                                   BALANCE  INTEREST    COST      BALANCE  INTEREST     COST       BALANCE    INTEREST     COST
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Mortgage loans                $  853,605  $ 69,624   8.16%  $  734,959  $ 59,862    8.14%   $  584,083   $  47,778     8.18%
  Consumer loans                   331,226    28,251   8.53      269,951    23,816    8.82       211,797      18,581     8.77
  Commercial business loans            817        67   8.14        1,630       108    6.65         1,709         126     7.37
--------------------------------------------------------------------------------------------------------------------------------
    Total loans                  1,185,648    97,942   8.26    1,006,540    83,786    8.32       797,589      66,485     8.34
Mortgage-backed and
  related securities               193,135    12,126   6.28      234,430    14,495    6.18       258,590      15,803     6.11
Investment securities               49,747     3,079   6.19       72,149     4,347    6.03        85,114       5,319     6.25
Interest-bearing deposits
  with banks                        10,594       576   5.44        4,756       256    5.39         3,266         206     6.31
Other earning assets                18,540     1,254   6.77       16,126     1,093    6.77        15,775       1,045     6.62
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning
       assets                    1,457,664   114,976   7.89    1,334,001   103,977    7.79     1,160,334      88,858     7.66
--------------------------------------------------------------------------------------------------------------------------------
Non-interest-earning assets:
  Office properties and
     equipment                      25,201                        26,670                          24,909
  Real estate                          735                           199                              63
  Other assets                      55,838                        50,909                          40,963
--------------------------------------------------------------------------------------------------------------------------------
    Total assets                $1,539,438                    $1,411,779                      $1,226,269
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Interest-bearing
liabilities:
  Regular savings accounts      $   88,797  $  1,800   2.03%  $   89,202  $  1,775    1.99%   $   82,553   $   1,753     2.12%
  Checking accounts                 52,579       524   1.00       52,297       521    1.00        45,928         655     1.43
  Money market accounts            142,438     6,322   4.44      118,916     5,103    4.29       101,736       3,987     3.92
  Certificates of deposit          710,591    42,504   5.98      654,299    39,091    5.97       557,016      32,592     5.85
--------------------------------------------------------------------------------------------------------------------------------
    Total deposits                 994,405    51,150   5.14      914,714    46,490    5.08       787,233      38,987     4.95
FHLB advances                      325,481    18,569   5.71      297,892    16,642    5.59       277,816      15,885     5.72
Other borrowings                    15,650       546   3.49       15,274       552    3.61         7,478          82     1.10
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      Liabilities                1,335,536    70,265   5.26    1,227,880    63,684    5.19     1,072,527      54,954     5.12
Non-interest-bearing
liabilities:
  Non-interest-bearing
     deposits                       92,439                        78,890                          63,398
  Other liabilities                 10,343                         8,943                           7,587
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities            1,438,318                     1,315,713                       1,143,512
Stockholders' equity               101,120                        96,066                          82,757
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity      $1,539,438                    $1,411,779                      $1,226,269
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                         $ 44,711                      $ 40,293                         $  33,904
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                   2.63%                          2.61%                              2.54%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
  Net interest income as a
     percent of average earning
     assets                                            3.07%                          3.02%                              2.92%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
  Average interest-earning
     assets to average interest-
     bearing liabilities                             109.14%                        108.64%                            108.19%
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------



         The following table sets forth the effects of changing rates and volumes on net interest income of the Corporation for the periods indicated. Information is provided with respect to (i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate);
(ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes attributable to combined effects of rate and volume (changes in rate multiplied by changes in volume); and (iv) the net change.

                                            1997 COMPARED TO 1996                      1996 COMPARED TO 1995
Dollars in thousands                           INCREASE (DECREASE)                        INCREASE (DECREASE)
--------------------------------------------------------------------------------------------------------------------
                                                         RATE/                                      RATE/
                                       RATE    VOLUME   VOLUME       NET          RATE   VOLUME    VOLUME       NET
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Mortgage loans                     $   86   $ 9,663   $  14   $ 9,763        ($206)  $12,342      ($54)   $12,082
  Consumer loans                       (791)    5,406    (180)    4,435          105     5,102        28      5,235
  Commercial business loans              24       (54)    (12)      (42)         (12)       (6)        0        (18)
--------------------------------------------------------------------------------------------------------------------
    Total loans                        (681)   15,015    (179)   14,156         (113)   17,438       (27)    17,300
  Mortgage-backed and related
     securities                         224    (2,553)    (40)   (2,369)         186    (1,476)      (17)    (1,306)
  Investment securities                 119    (1,350)    (37)   (1,268)        (190)     (810)       29       (971)
  Interest-bearing deposits with
     banks                                3       314       3       320          (30)       94       (14)        50
  Other earning assets                   (1)      163      (1)      161           24        23         1         47
--------------------------------------------------------------------------------------------------------------------
  Total net change in income on
    interest-earning assets            (336)   11,589    (253)   10,999         (123)   15,269       (27)    15,119
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing deposits             254    4,367       39     4,660          759     6,597       147      7,503
  FHLB advances                         355    1,541       31     1,927         (365)    1,148       (26)       756
  Other borrowings                      (19)      14       (1)       (6)         188        85       197        470
--------------------------------------------------------------------------------------------------------------------
  Total net change in expense on
    interest-bearing liabilities        590    5,922       69     6,581          582     7,830       318      8,730
--------------------------------------------------------------------------------------------------------------------
  Net change in net interest
     income                           ($926)  $5,667    ($322)  $ 4,418        ($705)  $ 7,439     ($345)   $ 6,389
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         PROVISION FOR LOAN LOSSES Due to growth in the Corporation's loan portfolio, management of the Corporation elected to record provision for loan losses during the year ended December 31, 1997. In general, the provision recorded during 1997 approximated the Corporation's actual charge-off activity, except for a $272,000 charge-off related to education loans, as described in a subsequent paragraph. Management of the Corporation expects the provision for 1998 to also approximate actual charge-off activity for that year, although there can be no assurances.

         The following table summarizes the activity in the Corporation's allowance for loan losses during each of years indicated.

Dollars in thousands                                                    1997      1996     1995      1994      1993
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                        $7,888    $8,186   $8,074    $7,828    $7,227
Provision for losses                                                     539         -        -         -       160
--------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Mortgage loans                                                          13         -        -        27        58
  Consumer loans                                                         802       337      334       146       205
  Commercial business loans                                                -         -      135       108       168
--------------------------------------------------------------------------------------------------------------------
    Total loans charged-off                                              815       337      469       281       431
  Recoveries                                                              26        39       44        49        72
--------------------------------------------------------------------------------------------------------------------
    Charge-offs net of recoveries                                        789       298      425       232       359
Transfers                                                                  -         -        -       478       800
Purchased allowances                                                       -         -      537         -         -
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                              $7,638    $7,888   $8,186    $8,074    $7,828
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of average loans outstanding            0.07%     0.03%    0.05%     0.04%     0.06%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Ratio of allowance to total loans held for investment at end of
    period                                                             0.64%      0.71%    0.88%     1.12%     1.37%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         Recent increases in consumer loan charge-offs have generally been caused by growth in that loan category, although charge-offs in 1997 and 1995 were also impacted by accrued interest on education loans that was deemed uncollectible from the United States Government; such charge-offs were $272,000 and $125,000, respectively. Similar charge-offs on education loans are not anticipated in the future; however, there can be no assurances.

         The purchased allowances shown for 1995 were from the RFC acquisition. The transfers shown for 1994 and 1993 resulted from the transfer of excess general loss allowances from real estate to mortgage loans. Management considered these transfers to be appropriate given the significant decline in the Corporation's problem real estate during such periods

         The following table shows the Corporation's total allowance for loan losses and the allocation to the various loan categories as of December 31 for each of the years indicated.

Dollars in thousands                 1997           1996            1995             1994            1993
--------------------------------------------------------------------------------------------------------------------
                                   AMOUNT     %    AMOUNT     %    AMOUNT     %     AMOUNT     %    AMOUNT     %
--------------------------------------------------------------------------------------------------------------------
Residential real estate loans      $  148   0.03%  $  183    0.03% $  177     0.04% $  179    0.05% $  171     0.07%
Multi-family and commercial
  real estate loans                 7,200   2.90    7,326    3.30   7,710     3.93   7,409    4.38   7,452     4.52
Consumer loans                        253   0.07      302    0.10     222     0.09     275    0.15     195     0.15
Commercial business loans              37   6.65       77    6.33      77     3.49     211   11.77      10     0.38
--------------------------------------------------------------------------------------------------------------------
  Total allowance for loan
     losses                        $7,638   0.64%  $7,888    0.71% $8,186     0.88% $ 8,074   1.12% $ 7,828    1.37%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         The amounts in the preceding table are expressed as a percentage of gross loans outstanding for each loan category, excluding construction loans. The total allowance is expressed as a percent of net loans held for investment.

         Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets" and Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         NON-INTEREST INCOME Non-interest income for the years ended December 31, 1997, 1996, and 1995, was $24.3 million, $19.8 million, and $17.1 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1996 to 1997 and 1995 to 1996.

         Retail banking fees and service charges increased by $2.3 million or 22.9% in 1997 and by $1.7 million or 20.3% in 1996. The increase in both years was due in part to 18.5% growth since December 31, 1995, in the number of checking accounts serviced by the Corporation. Approximately 25% of this growth was the result of retail banking offices opened in 1996 and 1997 (refer to "Results of Operations--Non-Interest Expense" for additional discussion). Also contributing to the growth in retail banking fees in the most recent year was an $850,000 increase in fee income from customers' use of "debit cards" and a $332,000 or 18.1% increase in fees from customers' use of ATMs. The Corporation introduced debit cards to its checking account customers during the last quarter of 1996. In addition to giving customers access to virtually any ATM network, debit cards give customers the ability to make purchases directly from any merchant that accepts VISA credit cards. The Corporation increased the number of ATMs it operates in 1997 as a result of changes in the rules governing ATM surcharges, which permitted the Corporation to increase fee revenue from ATMs. The Corporation intends to increase the number of ATMs it operates by approximately 50% in 1998, although there can be no assurances.

         Loan servicing fees increased by $146,000 in 1997 and decreased by $221,000 in 1996. These changes were impacted by declines in carrying value related to the Corporation's mortgage servicing rights. A declining interest rate environment during most of 1996 and 1997 resulted in an increase in mortgage refinance activity which translated into increased loan prepayments during such periods. As a result of such prepayments, the Corporation recorded declines in carrying value on its mortgage servicing rights of $650,000 and $624,000 in 1997 and 1996, respectively, compared to only $250,000 in 1995. Interest rates have remained at low levels in early 1998. If this interest rate environment continues, or if rates decline further, the Corporation may be required to record additional declines in carrying value on its mortgage servicing rights as a result of likely increases in mortgage refinance and prepayment activity. For additional discussion, refer to Notes 1 and 5 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         Excluding the effects of the aforementioned declines in carrying value of mortgage servicing rights, loan servicing fees would have increased by $172,000 or 6.1% and $153,000 or 5.7% in 1997 and 1996, respectively.

These increases were attributable to a $216.8 million or 18.3% increase and a $51.2 million or 4.5% increase in mortgage loans serviced for others during such periods, respectively. The significant growth in 1997 was due in part to the Corporation's purchase of mortgage servicing rights related to $106.9 million of mortgage loans. Such loans consisted principally of fixed-rate, single-family mortgage loans on properties located in Iowa. Also contributing to the growth in loans serviced for others in 1997 was an interest rate environment that encouraged borrowers to convert single-family adjustable-rate mortgage loans, which the Corporation generally retains in portfolio, to fixed-rate mortgage loans. Upon conversion, such loans are generally sold in the secondary market and the Corporation retains the servicing.

         Commissions on annuity and insurance sales decreased by $253,000 or 12.2% in 1997 and increased by $1.1 million or approximately 105% in 1996. The Corporation's current sources of commission revenues are primarily from sales of tax-deferred annuity contracts, credit life insurance policies, and mortgage loan insurance policies. The increase in 1996 was principally due to increased commissions on sales of annuity contracts due to a more aggressive promotion of such products in that period. The decline in 1997 was principally due to decreased commissions on sales of annuities--primarily as a result of a generally lower interest rate environment, which tends to make tax-deferred annuities less attractive to customers.

         Gains on sales of mortgage loans for the years ended December 31, 1997, 1996, and 1995, were $6.4 million, $4.3 million, and $3.5 million, respectively. The increases in 1997 and 1996 were primarily attributable to a $69.8 million or approximately 30% increase and an $84.8 million or approximately 50% increase, respectively, in the Corporation's mortgage loan sales. These increases were due in part to declining interest rates in both periods that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans to fixed-rate, both of which were generally sold in the secondary market. Interest rates have remained at low levels in early 1998. If this situation continues, or if interest rates continue to decline, the Corporation will most likely experience increased refinance activity, as well as increased conversions by borrowers of their adjustable-rate loans into fixed-rate loans. Such activity is expected to result in increased gain on sales of mortgage loans in the immediate future, although there can be no assurances. To a certain extent, such gains are expected to be offset by declines in the carrying value of the Corporation's mortgage servicing rights--similar to that experienced in 1997 and as described under "Lending Activities--Servicing Mortgage Loans" in Part I, Item 1, "Business".

         Also contributing to the increase in gain on sales of mortgage loans in 1997 was the Corporation's sale of $17.4 million in single-family adjustable-rate mortgage loans; these loans were sold out of the Corporation's "held for investment" portfolio and resulted in a $583,000 gain. In the future, the Corporation may elect to sell modest amounts of its single-family adjustable-rate loans in an effort to manage its liquidity position and/or its borrowing capacity at the FHLB.

         Losses on sales of other investments for the years ended December 31, 1997, 1996, and 1995, were $(725,000), $(311,000), and $(29,000), respectively.
The losses in 1997 and 1996 were caused by the Corporation's sale of mutual funds that invested primarily in adjustable-rate mortgage loans and short-term government securities. During 1997, the Corporation sold its remaining investment in such funds and the proceeds from the sale were principally used to reduce outstanding FHLB advances. Refer to "Financial Condition--Investment Securities" for additional discussion.

         The recognition of gains or losses from sales of loans, mortgage-backed and related securities, and other investments is dependent on market and economic conditions. Accordingly, there can be no assurance that the gains reported in prior periods can be achieved in the future or that there will not be significant inter-period variations in the results from such activities. Furthermore, the Corporation is subject to accounting principles established by Statement of Financial Accounting Standards No. 115 ("SFAS 115"), which limits the Corporation's ability to sell investments classified as "held for investment". For additional discussion refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         Other income was $1.9 million, $1.3 million, and $1.6 million for the years ended December 31, 1997, 1996, and 1995, respectively. The increase in 1997 was due in part to a change in the manner in which the Corporation accounts for certain fees and costs to originate consumer loans. Prior to 1997, such fees and costs were netted and were recorded in other income. However, due to the increased materiality of these fees and costs, the

Corporation elected to conform its accounting for such with that which is done for mortgage loans. That is, loan origination fees and certain direct costs of origination were deferred and amortized over the life of the related loans as an adjustment of yield. Also contributing to the increase in other income in 1997 was increased fee income from customers that converted their adjustable-rate mortgage loans to fixed rate loans, as previously described.

         The decrease in other income in 1996 was primarily due to a $168,000 decline in fees received on loans originated as agent for the Wisconsin State Veterans Administration ("State VA") and the Wisconsin Housing and Economic Development Authority ("WHEDA").

         NON-INTEREST EXPENSE Non-interest expense for the years ended December 31, 1997, 1996, and 1995, was $40.2 million, $38.3 million, and $34.4 million, respectively, excluding a $5.9 million special assessment from the FDIC in 1996. Non-interest expense as a percent of average assets during these periods was 2.62%, 2.71%, and 2.83%, respectively (excluding the special assessment). The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1996 to 1997 and 1995 to 1996.

         Compensation and employee benefits increased by $1.9 million or 9.6% in 1997 and $1.6 million or 8.8% in 1996. In general, the increase in both periods was due to normal annual merit increases and to general growth in the number of banking facilities operated by the Corporation. Since December 31, 1995, the Corporation has opened eight retail banking facilities (four of which were opened in the most recent year) and one loan production facility. The Corporation also closed two retail banking facilities in 1996 and one in 1997. In 1998 the Corporation intends to open or acquire up to ten retail banking facilities and one loan production facility, although there can be no assurances.

         Also contributing to the increase in compensation and employee benefits in both periods, was an increase in commissions paid in the Corporation's Residential Lending Division, due primarily to increased originations of mortgage loans, as previously described.

         As of December 31, 1997, the Corporation had 690 full-time equivalent employees. This compares to 641 and 623 as of December 31, 1996 and 1995, respectively.

         Occupancy and equipment expense increased by $263,000 or 4.1% in 1997 and by $677,000 or 11.8% in 1996. The increase in both years was due primarily to general growth in the number of banking facilities operated by the Corporation, as previously described. In addition, in late 1995 the Corporation completed the construction of an office building located in La Crosse, Wisconsin, which houses a large portion of its retail support operations.

         Federal insurance premiums decreased by $1.5 million or approximately 70% in 1997 and increased by $262,000 or 14.1% in 1996. The significant decrease in 1997 was due to the recapitalization of the SAIF in the third quarter of 1996, which resulted in a substantial reduction in the Bank's deposit insurance premiums. During the third quarter of 1996, the Bank incurred a $5.9 million charge from the FDIC which represented its share of the recapitalization of the SAIF (substantially all SAIF-insured institutions participated in the recapitalization). Although the charge adversely impacted the Bank's 1996 results of operations, it provided what management expects to be a long-term benefit to the Bank in the form of lower federal deposit insurance premiums, as demonstrated in 1997. The increase in insurance premiums in 1996 was principally due to an increase in the Bank's deposit liabilities during that period.

         Advertising and marketing expense increased by $463,000 or 27.1% in 1997 and decreased by $254,000 or 13.0% in 1996. The increase in 1997 was principally due to a larger branch network and increased expenditures related to checking and consumer loan promotions. The decrease in 1996 was due in part to fewer openings of new banking facilities than the previous year. Also contributing, however, was the increased use of deposit premiums that qualify as interest payments. As such, the expenditures were reported as a component of interest expense over the term of the related deposit rather than advertising and marketing expense.

         Other non-interest expenses increased by $740,000 or 9.1% in 1997 and $1.6 million or 25.0% in 1996. These increases were caused by a variety of factors, the most significant of which were increased costs related to ATMs and debit cards, increased office supply costs, increased communication and postage costs, increased losses on customers' deposit accounts, and increased servicing costs on education loans--the latter due principally to increased originations of such loans. In addition, compared to 1995, other non-interest expense in 1996 included $344,000 in amortization of goodwill as a result of the December 1995 acquisition of RFC and a $155,000 increase in merger-related expenses.

         INCOME TAX EXPENSE Income tax expense for the years ended December 31, 1997, 1996, and 1995, was $10.9 million, $5.8 million, and $6.0 million, respectively, or 38.5%, 36.6%, and 36.1%, of pretax income, respectively. The Corporation's effective tax rate has increased in recent periods due to a higher mix of taxable earnings in the State of Wisconsin relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary and which has no corporate state income tax. Refer to Part I, Item 1, "Business--Subsidiaries" for additional discussion.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $28.9 million or 1.9% during the year ended December 31, 1997. This increase was primarily the result of an $87.9 million or 7.9% increase in loans held for investment due to continued growth in the Corporation's consumer installment, education, and commercial real estate loan portfolios. Also contributing was a $25.2 million or approximately 125% increase in residential mortgage loans held for sale. The growth in these loan categories was principally funded by a $122.4 million or 12.0% increase in deposit liabilities. The majority of this growth occurred in certificates of deposits due in part to a popular CD program that was offered to customers in the third quarter of the year. Management also attributes the growth in deposit liabilities to the combined effects of the Corporation's expansion efforts in recent years, its convenient banking locations, and the strong local economies in its market areas. Management expects deposits to continue to grow modestly in the immediate future, although there can be no assurances.

         Also during 1997, proceeds from the sale and/or maturity of $90.1 million in mortgage-related and other investment securities, as well as a portion of the growth in deposits, were used to reduce FHLB advances and other borrowings. As a result, FHLB advances and other borrowings declined by $107.8 million or approximately 30% during the year ended December 31, 1997.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $87.9 million or 7.9% during the year ended December 31, 1997. This increase was principally due to strong demand for consumer installment, education, and commercial real estate loans during the year. Demand for single-family residential mortgage loans was also substantial during the period, but the Corporation's policy of selling most of its fixed-rate residential loan production, as well as most adjustable-rate loans that convert to fixed-rate, contributed to a decline in single-family residential loans held for investment. Also contributing was the Corporation's sale of $17.4 million in adjustable-rate loans during the year, as previously described. Interest rates have remained at low levels in early 1998. If this interest rate environment continues, or if rates decline further, the Corporation may experience additional declines in its single-family residential loans held for investment due to increased conversions of adjustable-rate loans into fixed-rate loans, which will likely be sold in the secondary market.

         The following table sets forth the composition of the Corporation's portfolio of loans held for investment as of December 31 for each of the years indicated.


 Dollars in thousands               1997             1996              1995             1994             1993
--------------------------------------------------------------------------------------------------------------------
                                 AMOUNT     %   AMOUNT        %   AMOUNT       %   AMOUNT       %   AMOUNT        %
--------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Single-family residential    $538,393   45%    $544,066   49%   $464,043   49%    $343,969  47%    $256,685   44%
  Multi-family residential      140,589    12     127,334    11    119,955    13     102,356   14      96,857    17
  Commercial real estate
        loans                   107,315     9      94,401     8     76,242     8      66,848    9      67,882    12
  Construction (1)               51,319     4      46,641     4     31,364     3      29,847    4      28,258     5
--------------------------------------------------------------------------------------------------------------------
    Total real estate loans     837,616    70     812,442    73    691,604    73     543,020   74     449,682    77
--------------------------------------------------------------------------------------------------------------------
Consumer loans:
  Second mortgage and home
    equity loans                163,231    14     119,645    11     83,993     9      53,931    7      33,627     6
  Education loans               159,893    13     134,094    12    108,003    11      84,604   12      60,992    10
  Automobile loans               31,182     3      36,831     3     39,653     4      39,822    5      27,060     5
  Other consumer loans (2)        9,149     1      10,724     1     16,238     2      10,613    1       8,185     1
--------------------------------------------------------------------------------------------------------------------
    Total consumer loans        363,455    30     301,294    27    247,887    26     188,970   26     129,864    22
--------------------------------------------------------------------------------------------------------------------
Other loans:
  Small Business
    Administration loans            377     -       1,006     -      1,237     -       1,381    -       1,702     -
  Commercial business loans         179     -         211     -        968     -         411    -         898     -
--------------------------------------------------------------------------------------------------------------------
    Total other loans               556     -       1,217     -      2,205     -       1,792    -       2,600     -
--------------------------------------------------------------------------------------------------------------------
    Subtotal                  1,201,628  100%   1,114,953  100%    941,696  100%     733,782 100%     582,146  100%
Less:
  Unearned discounts and
  net deferred loan fees
  (costs)                            97             1,025            1,426             1,882            2,252
  Allowance for loan losses       7,638             7,888            8,186             8,074            7,828
--------------------------------------------------------------------------------------------------------------------
    Total loans held for
        investment           $1,193,893        $1,106,040         $932,084          $723,826         $572,066
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

(1) At December 31, 1997, construction loans consisted of $32.5 million in single-family residences, $7.7 million in multi-family residences, and $11.1 million in commercial real estate.
(2) At December 31, 1997, other consumer loans included $0.5 million of mobile home loans, $1.5 million of recreational and household good loans, $5.9 million of unsecured loans, and $1.2 million of deposit account-secured loans.

         The weighted average contractual interest rate for all loans was 8.20%, 8.16%, 8.24%, 7.83%, and 7.78% at December 31, 1997, 1996, 1995, 1994, and 1993,
respectively.

         LOANS HELD FOR SALE The Corporation's loans held for sale increased by $25.2 million or approximately 125% during the year ended December 31, 1997. This increase was due to a declining interest rate environment during most of 1997 that increased consumer demand for fixed-rate mortgage loans and resulted in increased conversions of adjustable-rate loans into fixed-rate loans, as previously described. Both of these categories of loans are classified as "held for sale" until the date of sale, which typically occurs within 30 to 60 days of origination and/or conversion.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios decreased by $37.5 million or 17.9% during the year ended December 31, 1997. This decrease was principally due to the normal periodic amortization of the mortgage loans that support these types of securities. The proceeds from such amortization were generally used to reduce borrowings at the FHLB, as previously described. There were no purchases of mortgage-backed and related securities during 1997.

         The following table sets forth the composition of the Corporation's mortgage-backed and related securities portfolios as of December 31 for each of the years indicated.

Dollars in thousands                                                         AVAILABLE FOR SALE
--------------------------------------------------------------------------------------------------------------------
                                                     1997                     1996                     1995
--------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED        FAIR    AMORTIZED        FAIR    AMORTIZED         FAIR
                                                COST       VALUE         COST       VALUE         COST        VALUE
--------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations          $48,953     $47,895      $64,890     $61,875      $85,763      $84,173
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Dollars in thousands                                                  HELD FOR INVESTMENT
--------------------------------------------------------------------------------------------------------------------
                                                     1997                     1996                     1995
--------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED        FAIR    AMORTIZED        FAIR    AMORTIZED         FAIR
                                                COST       VALUE         COST       VALUE         COST        VALUE
--------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations         $115,847    $115,057     $136,184    $133,584     $156,233     $154,006
Mortgage-backed securities                     8,489       8,557       11,651      11,633       15,260       15,360
--------------------------------------------------------------------------------------------------------------------
  Total                                     $124,336    $123,614     $147,835    $145,217     $171,493     $169,366
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         The weighted average yield on all mortgage-backed and related securities was 6.29%, 6.30%, and 6.16% at December 31, 1997, 1996, and 1995,
respectively.

         INVESTMENT SECURITIES The Corporation's investment securities available for sale decreased by $52.7 million or approximately 70% during the year ended December 31, 1997. This decrease was due primarily to the maturity of a number of investment securities during the year, as well the sale of mutual funds, as previously described. The proceeds from these transactions were generally used to reduce borrowings at the FHLB, as previously described.

         Historically, the primary purpose of the Corporation's investment securities portfolio has been to meet liquidity requirements imposed on the Bank by the OTS (refer to Part I, Item 1, "Business--Regulation of the Bank", for additional discussion). During the fourth quarter of 1997, however, the OTS modified its regulatory liquidity requirements for thrift institutions. As a result of such modifications, the investment securities the Bank is required to hold for regulatory liquidity purposes was substantially reduced. In anticipation of these changes, the Bank did not purchase any investment securities during 1997. Furthermore, the Bank anticipates that it will not need to maintain a portfolio of investment securities in the future that is as large as it has been in the past, although there can be no assurances.

         The following table sets forth the composition of the Corporation's investments available for sale as of December 31 for each of the years indicated (at December 31, 1997, the amount invested in any single issuer did not exceed 10% if the Corporation's stockholders' equity).

Dollars in thousands                                 1997                     1996                     1995
--------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED        FAIR    AMORTIZED        FAIR    AMORTIZED         FAIR
                                                COST       VALUE         COST       VALUE         COST        VALUE
--------------------------------------------------------------------------------------------------------------------
Corporate obligations                        $21,045     $21,083      $41,083     $41,078      $32,168      $32,294
Asset-backed securities                          294         294        1,076       1,076        2,340        2,338
U.S. Treasury securities                           -           -          262         262        3,023        3,048
Adjustable-rate mortgage and short-term
  Government mutual funds                          -           -       32,436      31,613       43,767       42,645
--------------------------------------------------------------------------------------------------------------------
  Total                                      $21,339     $21,377      $74,857     $74,029      $81,298      $80,325
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         The weighted average yield on all investment securities was 6.34%, 6.24%, and 5.90% at December 31, 1997, 1996, and 1995, respectively.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $122.4 million or 12.0% during the year ended December 31, 1997. The majority of this growth occurred in certificates of deposits due in part to a popular CD program that was offered to customers in the third quarter of the year. Management also attributes the growth in deposit liabilities to the combined effects of the Corporation's expansion efforts in recent years, its convenient banking locations, and the strong local economies in its market areas. Management expects these trends to continue in the immediate future, resulting in continued modest growth in the Corporation's deposit liabilities, although there can be no assurances.

         The following table sets forth the composition of the Corporation's deposit liabilities as of December 31 for each of the years indicated.

Dollars in thousands                                 1997                     1996                     1995
--------------------------------------------------------------------------------------------------------------------
                                                        WEIGHTED                 WEIGHTED                  WEIGHTED
                                                         AVERAGE                  AVERAGE                   AVERAGE
                                              AMOUNT        RATE       AMOUNT        RATE       AMOUNT         RATE
--------------------------------------------------------------------------------------------------------------------
Regular savings accounts                     $87,605       1.98%      $85,675       1.98%      $88,179        2.07%
Interest-bearing checking accounts            54,994        0.99       53,907        1.00       55,967         0.97
Non-interest bearing checking accounts        93,323           -       75,341           -       69,861            -
Money market accounts                        143,116        4.36      134,977        4.35      106,802         4.08
Variable-rate IRA accounts                     2,956        4.41        3,345        4.43        3,626         4.67
Certificates of deposit                      764,540        6.04      670,848        6.01      644,988         6.08
--------------------------------------------------------------------------------------------------------------------
  Total                                   $1,146,534       4.79%   $1,024,093       4.74%     $969,423        4.77%
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         At December 31, 1997, certificates of deposit in denominations of $100,000 or more amounted to $63.6 million and mature as follows: $9.2 million within three months, $5.6 million over three through six months, $16.0 million over six through 12 months, $30.6 million over 12 through 24 months, and $2.2 million over 24 months. At December 31, 1997, the Bank had no brokered deposits outstanding.

         FHLB ADVANCES AND OTHER BORROWINGS The Corporation's FHLB advances and other borrowings decreased by $107.8 million or approximately 30% during the year ended December 31, 1997. This decrease was funded by proceeds from the maturity and/or sale of mortgage-related and other investment securities, as well as growth in deposit liabilities, as previously described.

         The following table presents certain information regarding the Corporation's short-term FHLB advances and other borrowings (original maturity of less than one year) at or for the years ended December 31, 1997, 1996, and 1995.

Dollars in thousands                                                                 1997        1996         1995
-------------------------------------------------------------------------------------------------------------------
FHLB advances:
  Average balance outstanding (1)                                                $298,797    $271,537     $207,895
  Maximum amount outstanding at any month-end during the period                   351,566     347,109      258,300
  Balance outstanding at end of period                                            229,605     347,109      258,300
  Average interest rate during the period (2)                                       5.61%       5.52%        5.70%
  Weighted-average interest rate at the end of period                               5.47%       5.46%        5.73%

Other borrowings: (3)
  Average balance outstanding (1)                                                  $3,846      $2,308         $308
  Maximum amount outstanding at any month-end during the period                    10,000       5,000        4,000
  Balance outstanding at end of period                                             10,000       5,000            -
  Average interest rate during the period (2)                                       5.95%       5.98%        7.79%
  Weighted-average interest rate at the end of period                               4.81%       5.64%            -

Total short-term borrowings:
  Average balance outstanding (1)                                                $302,643    $273,845     $208,203
  Maximum amount outstanding at any month-end during the period                   356,566     352,109      262,300
  Balance outstanding at end of period                                            239,605     352,109      258,300
  Average interest rate during the period (2)                                       5.61%       5.52%        5.70%
  Weighted-average interest rate at the end of period                               5.44%       5.46%        5.73%
-------------------------------------------------------------------------------------------------------------------

(1) Calculated using month-end balances.
(2) Calculated using month-end weighted average interest rates.
(3) Consists primarily of an overnight line of credit with another financial institution.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $4.9 million or 0.32% of total assets at December 31, 1997, compared to $2.4 million or 0.16% at December 31, 1996.

         The following table contains information regarding the Corporation's non-performing assets during the five year period ended December 31, 1997.

Dollars in thousands                                              1997       1996       1995       1994       1993
-------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Single-family residential                                     $  738     $1,003     $  547     $  428     $  361
  Multi-family and commercial real estate                        3,000          -        104          -         13
-------------------------------------------------------------------------------------------------------------------
    Total real estate loans                                      3,738      1,003        651        428        374
  Consumer loans                                                   672        973        605        313        218
  Commercial business loans                                          -          -          -        129          -
-------------------------------------------------------------------------------------------------------------------
    Total non-accrual loans                                      4,410      1,976      1,256        870        592
Real estate owned and in judgement                                 492        460        193        265      2,929
-------------------------------------------------------------------------------------------------------------------
    Total non-performing assets                                 $4,902     $2,436     $1,449     $1,135     $3,521
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Ratio of non-accrual loans to total net loans receivable         0.37%      0.18%      0.13%      0.12%      0.10%
===================================================================================================================
Ratio of total non-performing assets to total assets             0.32%      0.16%      0.10%      0.10%      0.37%
===================================================================================================================
Ratio of total allowance for loan and real estate losses
  to total non-performing assets                                  159%       331%       577%       727%       246%
===================================================================================================================

         The $2.5 million or approximately 100% increase in non-performing assets during the year ended December 31, 1997, was principally due to a $3.0 million loan on a 248-unit apartment complex located in Indianapolis, Indiana. As of December 31, 1997, this loan was three payments past due and had been placed on non-accrual. The Corporation took a deed-in-lieu of foreclosure on the loan during the first quarter of 1998 and also entered into a contract for the sale of the property to another party. The Corporation agreed to finance the sale of the property at normal rate and terms, except that the loan will be interest-only for a period of two years. The Corporation also committed an additional $2.0 million to the loan for purposes of refurbishing the property. The new borrower is also required to contribute $1.1 million towards refurbishing, which will be collected at the time of closing. The Corporation will incur a modest loss on the sale of the property, which is expected to close before March 31, 1998, although there can be no assurances.

         In addition to non-performing assets, at December 31, 1997, management was closely monitoring $7.2 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $11.0 million in such assets at December 31, 1996. The decline from 1996 was primarily due to the aforementioned apartment complex in Indianapolis, Indiana, which was classified as substandard at the end of 1996, but was performing at that time. The following paragraphs describe certain classified assets in more detail.

         At December 31, 1997, management of the Corporation is closely monitoring a $1.4 million first mortgage loan and $190,000 second mortgage loan on a 93-unit apartment complex located in La Crosse, Wisconsin. These loans are classified as Substandard. Cash flow from the property is sufficient to fund debt service, taxes, and operating expenses, but is insufficient for capital improvements. However, the borrower has funded capital improvements "out-of-pocket". As a result, the property remains in good condition with a high occupancy rate. The last appraisal of the property indicated that the Corporation would not incur a significant loss were it to foreclose on this property.

         Management of the Corporation is also closely monitoring a $1.4 million loan on a 44,500 square-foot office/warehouse located near Atlanta, Georgia. This loan is classified as Substandard. The loan is current, but the cash flow from the property, which is 100% leased, is not sufficient to cover the debt service. The borrower, an individual which management believes has significant personal net worth, has been maintaining the debt service with funds from other sources. Management expects the status of this loan to improve as the borrower is in the process of executing a new contract with the lessee for a larger rental amount. However, there can be no assurances.

         Management of the Corporation is also closely monitoring a $1.3 million loan on a 38,000 square-foot shopping center located in Richmond, Virginia. This loan is classified as Substandard. The property is approximately 81% leased, but the cash flow is not enough to cover debt service. Management believes the guarantors have significant personal net worth to maintain the debt service with funds from other sources. Management does not expect to incur a loss on this loan at this time.

         As of December 31, 1997, management does not believe that the Corporation has any significant concentration of real estate loans or other loans in areas experiencing deteriorating economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits obtained through its retail branch offices, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During 1997, 1996, and 1995, the Corporation used these sources of funds to primarily fund loan commitments, purchase investment securities, and cover maturing liabilities and deposit withdrawals. At December 31, 1997, the Corporation had approved real estate loan commitments of $31.5 million outstanding, undisbursed commitments on construction loans of $37.0 million, and mortgage loan sale commitments of $51.2 million outstanding. In addition, the Corporation had $362.3 million in time deposits and $198.3 million in FHLB term advances that were scheduled to mature within one year. Management believes that the Corporation has adequate resources to fund all of these commitments, that all of these commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments. Under current FHLB lending and collateralization guidelines, the Corporation has approximately $225 million in unused borrowing capacity at the FHLB.

         The Corporation's stockholder's equity ratio as of December 31, 1997, was 7.08% of total assets. The Corporation's objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1% and 15%, respectively. The Corporation's equity ratio is above its target range as of December 31, 1997, primarily as a result of the Corporation's sale in 1997 of loans and investment securities, as described elsewhere in this report. Also contributing was the aforementioned conversion of adjustable-rate mortgage loans to fixed-rate loans in 1997, and their subsequent sale in the secondary market. These transactions had the effect of reducing the Corporation's asset base relative to the growth that occurred in stockholders' equity during 1997. In light of the current interest rate environment and the effects such may have on the Corporation's single-family residential loan portfolio, as described elsewhere in this report, management expects the Corporation to operate with a higher than normal equity ratio in the foreseeable future, although there can be no assurances.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At December 31, 1997, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution. For additional discussion, refer to Note 12 of the Corporation's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The Corporation paid cash dividends of $4.3 million, $3.9 million, and $3.2 million during the years ended December 31, 1997, 1996, and 1995, respectively. These amounts equated to dividend payout ratios of 24.6%, 38.6%, and 30.0% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank (for additional discussion refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On January 29, 1998, the Corporation's Board of Directors approved a regular quarterly dividend of $0.12 per share payable on March 12, 1998, to shareholders of record on February 19, 1998.

         During 1997, the Corporation repurchased 132,000 shares of common stock at a cost of $2.9 million under its 1996 stock repurchase plan (the "1996 Plan"). Furthermore, in January 1997 the Corporation's Board of Directors authorized the repurchase of an additional 459,526 shares over twelve months (the "1997 Plan"). On January 29, 1998, both of these plans were extended for an additional twelve months. As of December 31, 1997,

23,550 shares remained to be purchased under the 1996 Plan and all of the shares remained under the 1997 Plan. For additional discussion, refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         During 1997, the Corporation reissued 120,165 shares of common stock out of its inventory of treasury stock with a cost basis of $2.6 million. In general, these shares were issued upon the exercise of stock options by employees and directors of the Corporation.

OTHER  MATTERS

         SALES OF LOANS TO THE FHLB OF CHICAGO In December 1997 the Corporation began participating in a pilot program involving the sale of up to $30.0 million in fixed-rate residential loans to the FHLB of Chicago. Similar to FHLMC and FNMA sales, the Corporation will retain the servicing on loans sold under the program, which is known as the Mortgage Partnership Finance Program (or "MPF"). In general, loans sold under MPF will meet the conforming loan limits established by FHLMC and FNMA.

         Management expects that loans sold under MPF will result in gains or losses substantially the same as those realized on loans sold to FHLMC and FNMA--with one exception. For loans sold under MPF, the FHLB will establish a first-loss credit reserve out of the interest payments it receives as investor in the loans. The Corporation, however, will provide a second-loss credit enhancement to the FHLB in exchange for a monthly fee. Management estimates this fee to have a present value of between 30 and 50 basis points of the principal balance at the time of the loan sale, depending on the term of the underlying loans and the assumed discount rate, loan prepayment speed, and expected credit loss rate. Management has elected to record the present value of this fee as additional gain at the time of the sale, similar to its accounting treatment for originated mortgage servicing rights, which will also be recorded on these loan sales (refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data").

         Unlike its other mortgage servicing rights, the Corporation is exposed to future credit loss on loans sold under the MPF program as a result of its second-loss credit enhancement. It is management's estimate, as well as the Corporation's historical experience, that this enhancement will not expose the Corporation to significant risk of loss. However, there can be no assurances the future loss allowances will not be required as a result of this off-balance sheet credit risk.

         The Corporation expects to fulfill the initial $30.0 million master commitment by the end of 1998. Depending on the FHLB's review of the pilot program, there may or may not be additional master commitments.

         SECURITIZATION OF ADJUSTABLE-RATE MORTGAGE LOANS The Corporation is currently exploring an opportunity to securitize a large portion of its adjustable-rate residential loans into FHLMC MBSs. Conversion of such loans into MBSs will improve the liquidity of the asset and will increase the Corporation's borrowing capacity by making such loans acceptable as collateral for reverse-repurchase agreements. MBSs also receive more favorable treatment under the FHLB's current collateralization guidelines. If the Corporation is successful in securitizing a portion of its adjustable-rate residential loans, it will transfer the related assets from "loans held for investment" to "mortgage-backed and related securities" on its statement of financial condition. The Corporation has not yet determined whether or to what extent such securities will be classified as "available for sale" or "held for investment", although the Corporation has no intent at this time to sell any of the MBSs.

         Management also anticipates that it will transfer the securities to the Bank's wholly-owned investment subsidiary in Nevada. In addition to being more efficient from an accounting and safekeeping stand point, this action will result in a lower effective tax rate on earnings from the securities due to the fact that Nevada does not currently impose a corporate income tax. Management estimates that the after tax savings, net of the initial and on-going costs of securitization, could range between 30 and 40 basis points per year on the principal balance transferred to Nevada. The Corporation intends to take steps to minimize the costs of securitization, the most significant of which is the payment of a monthly "guarantee fee" to FHLMC, by retaining the credit risk associated with the underlying loans. This should have the effect of reducing the guarantee fee that is normally paid to FHLMC. This is not expected to have any impact on the marketability of the securities, although there can be no assurances. Furthermore, this action does not change the credit risk profile of the Corporation's assets, as it is currently exposed to credit risk on the loans.

         Management estimates that between $150 million to $300 million of its current single-family loan portfolio may be eligible for securitization under this plan. Furthermore, management expects to complete the first securitization in the second quarter of 1998 and expects to complete periodic securitizations thereafter. However, there can be no assurances that any of the Corporation's adjustable-rate residential loans will be eligible for securitization or that management will be able to meet the timeline described herein.

         FORMATION OF AN INSURANCE SUBSIDIARY The Corporation has sold credit insurance policies (life and disability) to its consumer loan customers for a number of years. The Corporation has earned commission revenue from the third-party insurer in connection with such sales, but has not underwritten or reinsured any of the associated risk. However, in the second quarter of 1998 management expects to complete the formation of a wholly-owned subsidiary of the Bank, the purpose of which will be to reinsure credit insurance policies sold in connection with its consumer loans. The third-party insurer will carry the first level of risk and will be responsible for performing most of the administrative tasks of the subsidiary on a contract basis. Based on the Corporation's past claims experience, management does not believe this decision will expose the Corporation to significant risk of loss, although there can be no assurances.

         The Corporation will continue to earn commission revenue from the third-party insurer. However, it will also earn reinsurance premiums, which net of administrative costs and required insurance reserves, are expected to increase revenue from this source by 15% to 20% from what would otherwise be received (although there can be no assurances). During the years ended December 31, 1997, 1996, and 1995, the Corporation earned commission revenue from sales of credit insurance policies of $731,000, $648,000, and $434,000, respectively.

         As a result of forming this subsidiary and assuming reinsurance risk on all policies sold since October 1, 1995, the Corporation expects to receive a "warehousing bonus" from the third-party insurer. This bonus is expected to amount to $200,000 to $300,000 and will be recorded as income during the period in which the subsidiary is formed. However, there can be no assurances with respect to this bonus. Furthermore, there can be no assurance that the Corporation will complete the formation of the subsidiary or that it will be able to meet the timeline specified herein.

         LEGISLATION AFFECTING EDUCATION LOANS The Student Loan Reform Act of 1993 ("the Act") contains a provision that will change the rate received on education loans originated after July 1, 1998, from the three-month U.S. Treasury bill plus 310 basis points to the ten-year U.S. Treasury note plus 100 basis points. This provision is expected to substantially reduce the Corporation's interest rate spread on education loans. Accordingly, the Corporation would most likely eliminate or significantly reduce its originations of this loan type, although its current portfolio of education loans is not expected to be impacted by the Act. During the years ended December 31, 1997, 1996, and 1995, the Corporation originated $38.4 million, $36.2 million, and $31.3 million in student loans, respectively.

         The banking and thrift industries and other interested parties have been working with federal legislators to eliminate this provision of the Act. However, there can be no assurances that they will be successful or that significant compromises will not have to be made that may affect the Corporation's willingness to originate education loans in the future.

         YEAR 2000 COMPLIANCE Potential software failures arising from calculations that use the year 2000 represent a significant risk exposure to the Corporation. If not corrected, software failures caused by the year 2000 could result in a major system failure and/or miscalculations, which could result in a material loss to the Corporation--the probability and amount of which cannot be estimated at this time. Accordingly, management has implemented an on-going program designed to ensure that the Corporation's systems will not be adversely impacted by the year 2000. Management presently believes that, with modifications to existing software and conversions to new software, the year 2000 will not pose significant operational problems to the Corporation. Furthermore, correction of the problem is not expected to result in material cost to the Corporation. Although management believes it is doing everything possible to assure year 2000 compliance, it is to some extent dependent upon the cooperation of software vendors. Accordingly, management has required all of the Corporation's software vendors to represent that their products are, or will be, year 2000 compliant prior to December 31, 1998. Any vendors that cannot demonstrate year 2000 compliance will be replaced.


ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk" or "market risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "funding gaps"). Management has sought to control the Corporation's funding gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer and education loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in multi-family residential and commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in short- and medium-term fixed-rate CMOs and MBSs, as well as medium-term, fixed-rate, single-family mortgage loans--although the Corporation has not invested significant amounts in these asset types in recent years. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

         In general, it is management's goal to maintain the Corporation's one-year funding gap in a range between 0% and -25% and its three-year funding gap in a range between +5% and -5%. Management believes this strategy takes advantage of the fact that market yield curves tend to be upward sloping, which increases the spread between the Corporation's earning assets and interest-bearing liabilities. Furthermore, management of the Corporation does not believe that this strategy exposes the Corporation to unacceptable levels of interest rate risk as evidenced by the fact that the Corporation's three-year funding gap is generally maintained in a narrow band around zero, which implies that the Corporation is exposed to little interest rate risk over a three-year horizon. In addition, it should be noted that for purposes of its funding gap analysis, the Corporation classifies its interest-bearing checking, savings, and money market deposits in the shortest category, due to their potential to reprice. However, it is the Corporation's experience that these deposits do not reprice as quickly or to the same extent as other financial instruments, especially in a rising rate environment.

         The following table summarizes the Corporation's funding gap as of December 31, 1997.

                                                              MORE THAN     MORE THAN   MORE THAN
                                                   6 MONTHS    6 MONTHS     1 YEAR TO  3 YEARS TO         OVER
Dollars in thousands                                OR LESS   TO 1 YEAR       3 YEARS     5 YEARS      5 YEARS        TOTAL
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Mortgage loans:
  Fixed                                             $78,377     $35,566       $38,249     $12,710      $16,415     $181,317
  Adjustable                                         98,440     138,066       459,631       4,101         $791      701,029
Consumer loans                                      220,043      33,878        82,685      19,427        6,745      362,778
Mortgage-backed and related securities               21,154      20,292        61,818      40,007       30,041      173,312
Investment securities and other
  earning assets                                     22,567       5,865             -           -       13,811       42,243
---------------------------------------------------------------------------------------------------------------------------
  Total                                            $440,581    $233,667      $642,383     $76,245      $67,803   $1,460,679
===========================================================================================================================
Interest-bearing liabilities:
Deposits liabilities:
  Regular savings and checking accounts            $142,412           -             -           -            -     $142,412
  Money market deposit accounts                     143,304           -             -           -            -      143,304
  Variable-rate IRA accounts                          2,956           -             -           -            -        2,956
  Time deposits                                     147,658    $211,436      $399,465      $5,956          $25      764,540
FHLB advances and other borrowings                  210,883      31,728        33,128          16           24      275,779
---------------------------------------------------------------------------------------------------------------------------
  Total                                            $647,213    $243,164      $432,593      $5,972          $49   $1,328,991
===========================================================================================================================
Excess (deficiency) of earning assets
  over interest-bearing liabilities               ($206,632)    ($9,497)     $209,790     $70,273      $67,754
===========================================================================================================================
Cumulative excess (deficiency) of
  earning assets over interest-bearing
  liabilities                                     ($206,632)  ($216,129)      ($6,339)    $63,934     $131,688
===========================================================================================================================
Cumulative excess (deficiency) of
  earning assets over interest-bearing
  liabilities as a percent of total assets           -13.38%     -14.00%        -0.41%       4.14%        8.53%
===========================================================================================================================
Cumulative earning assets as a
  percentage of interest-bearing liabilities          68.07%      75.73%        99.52%     104.81%      109.91%
===========================================================================================================================

Note: If interest-bearing checking, savings, and money market deposits were deemed to reprice after one year, the Corporation's one-year funding gap would have been -4.77% as of December 31, 1997, which compares to -14.12% and -16.88% as of December 31, 1996 and 1995, respectively.

         The Corporation's one-year funding gap was -14.00% at December 31, 1997, compared to -23.32% and -26.87% at December 31, 1996 and 1995,
respectively. The primary reason for the change from 1996 was a shift in the maturity of a large portion of the Corporation's certificates of deposits from the "6 Month or Less" category as of the end of 1996 to the "More than 1 Year to 3 Years" category as of the end of 1997. This shift was due in part to Corporation's success in 1997 at attracting new deposits with one to two year terms, as well as its success in directing maturities of existing deposits into new certificates with one to two year terms. Also contributing was a $107.8 million decrease in FHLB advances and other borrowings during 1997, most of which had floating rates of interest or terms of less than twelve months as of the previous year end. Offsetting these developments somewhat was a shift in the repricings of a large portion of the Corporation's adjustable-rate loans from the "6 Months or Less" and the "More than 6 Months to 1 Year" categories as of the end of 1996 to the "More than 1 Year to 3 Years" category as of the end of 1997. This shift was due to a variety of factors including increased conversions in 1997 of adjustable-rate mortgage loans into fixed-rate loans and their subsequent sale in the secondary market, increased origination of adjustable-rate mortgage loans with terms to first reprice of two to three years, and increased originations of second mortgage loans, which tend to have maturities of up to ten years.

         Certain shortcomings are inherent in using funding gap to quantifying exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, as it does to in the case of deposit liabilities. Additionally, certain assets such as adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, the proportion of adjustable-rate loans in the Corporation's portfolio may change as interest rates change. For example, if current market interest rates remain at or below current levels the proportion of adjustable-rates loans in the Corporation's portfolio may decline for reasons described elsewhere in this report. Finally, as interest rates change, actual loan prepayment speeds will most likely differ from those assumed by management in the table.

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

         The Corporation does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its interest rate risk. However, the Corporation does use forward sales of mortgage-backed securities to manage exposure to market risk in its "pipeline" of single-family residential loans intended for sale. This pipeline consists of mortgage loans held for sale as of the balance sheet date as well commitments to originate mortgage loans that are intended for sale, but are not closed as of the balance sheet date. Loans held for sale are generally 100% matched against forward sales that require delivery within 30 to 60 days of the balance sheet date. The Corporation's policy is to cover its commitments to originate loans intended for sale with forward sales that have a value of 40% to 130% of the value of such commitments, depending on management's expectations for near-term changes in interest rates and anticipated cancellations by borrowers. These forward sales generally require delivery within 60 to 90 days. Given these policies, as well as the short-term nature of the Corporation's pipeline and its related forward sales, management believes these financial instruments pose little market risk to the Corporation.

         The Bank is required by the OTS to estimate the sensitivity of its market value of portfolio equity ("MVPE") to immediate and sustained changes in interest rates and to measure such sensitivity on at least a quarterly basis. MVPE is defined as the estimated net present value of an institution's existing assets, liabilities, and off-balance sheet instruments at a given level of market interest rates. Computation of the estimated net present value of assets, liabilities, and off-balance sheet instruments requires management to make numerous assumptions with respect to such items. These assumptions include, but are not limited to, appropriate discount rates, loan prepayment speeds, deposit decay rates, etc., for each interest rate scenario. In general, the Bank has used substantially the same assumptions for computing the net present value of financial assets and liabilities in the base scenario as it uses in preparing the fair value disclosures required under GAAP (refer to Notes 1 and 13 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data"). Computations of net present values for other interest rate scenarios follow the same basic approach except that discount rates, loan prepayment speeds, and other assumptions are adjusted accordingly. The net present values of non-financial assets and liabilities are generally estimated to be equal to their carrying values under all interest rate scenarios as permitted by OTS regulations. With respect to off-balance sheet items, the Bank generally relies on estimates provided by the OTS. The same is true for certain other financial assets such as mortgage servicing rights and deposit-based intangibles, which are not included in the disclosures required under GAAP.

         The following table summarizes as of December 31, 1997, the sensitivity of the Bank's MVPE and net interest income to immediate and sustained changes in interest rates, as shown (parallel shifts in the term structure of interest rates are assumed as permitted by OTS regulations; dollars are presented in millions).

                                                          Estimated
                       Change in Interest Rates             MVPE
                       ------------------------           ---------
                       200 basis point increase            $141.4
                       Base scenario                        146.0
                       200 basis point decline              154.3

         The Bank's MVPE declines when interest rates increase and increases when interest rates decline. These results are consistent with the Bank's general strategy of funding investments in adjustable-rate mortgage loans (the majority of which carry fixed rates of interest during the first two to three years of their terms), as well as consumer loans (which have average lives of approximately two to three years), with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

         On a quarterly basis the OTS publishes industry statistics that permit the Bank to compare changes in its MVPE given immediate and sustained changes in interest rates, as shown in the table, with those of the rest of the industry. The Bank consistently places in the fourth or fifth quintile, or lowest 40% to 20%, when compared to the rest of the thrift industry. That is, in general, the Bank's MVPE exhibits less sensitivity to +/- 200 basis point changes in interest rates than at least 60% of other thrift institutions. As of June 30, 1997, which is the latest date for which industry statistics are available from the OTS, the Bank's MVPE exhibited less sensitivity to changes in interest rates than at least 80% of other thrift institutions.

         Certain shortcomings are inherent in using MVPE to quantify exposure to market risk. For example, actual and future values of assets, liabilities, and off-balance sheet items will differ from those determined by the model for a variety of reasons to include, but not limited to, differences in actual market discount rates, differences in actual loan prepayment activity, and differences in deposit customers' responses to changes in interest rates and the resulting impact on the Bank's offering rates. Furthermore, the analysis does not contemplate future shifts in asset or liability mix or any actions management may take in response to changes in interest rates. As a result of these shortcomings, it is highly unlikely that actual or future values of the Bank's assets, liabilities, and off-balance sheet items are or will be equal to those presented in the MVPE analysis. Furthermore, the reader is cautioned that although the estimated changes in the Bank's MVPE as of December 31, 1997, are within limits established by the Bank's Board of Directors, management and the Board of Directors do not rely on MVPE to manage exposure to interest rate risk. Management's primary tool for managing exposure to interest rate risk is the Corporation's funding gap, as previously described.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1997 and 1996

ASSETS                                                                                       1997              1996
--------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                               $29,939,484       $24,644,254
Interest-bearing deposits with banks                                                    7,113,756         2,456,901
Investment securities available for sale, at fair value                                21,376,678        74,029,474
Mortgage-backed and related securities:
  Available for sale, at fair value                                                    47,895,297        61,875,130
  Held for investment, at cost (fair value of $123,613,629 and $145,217,199,
        respectively)                                                                 124,335,969       147,834,733
Loans held for sale                                                                    45,576,945        20,338,790
Loans held for investment, net                                                      1,193,893,087     1,106,039,995
Federal Home Loan Bank stock                                                           13,811,300        18,823,200
Accrued interest receivable, net                                                       11,547,757        11,487,427
Office properties and equipment                                                        24,243,132        26,210,947
Mortgage servicing rights, net                                                         16,290,903        11,887,202
Intangible assets                                                                       5,921,443         5,221,245
Other assets                                                                            2,348,647         4,564,171
--------------------------------------------------------------------------------------------------------------------
  Total assets                                                                     $1,544,294,398    $1,515,413,469
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                $1,146,533,896    $1,024,092,887
Federal Home Loan Bank advances and other borrowings                                  275,778,770       383,592,983
Advance payments by borrowers for taxes and insurance                                   3,872,764         3,912,206
Accrued interest payable                                                                2,030,153         2,432,796
Other liabilities                                                                       6,717,469         5,968,239
--------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 1,434,933,052     1,419,999,111
--------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                  -                 -
Common stock, $.10 par value, 20,000,000 shares authorized, 9,970,815 and
  9,954,489 shares issued and outstanding, respectively, including 780,285 and 768,450
  shares of treasury stock, respectively                                                  997,082           663,933
Additional paid-in capital                                                             35,537,146        35,580,114
Unearned restricted stock                                                                (211,006)         (414,392)
Securities valuation allowance, net                                                      (664,999)       (2,450,764)
Retained earnings                                                                      84,548,291        72,569,092
Treasury stock, at cost                                                               (10,845,168)      (10,533,625)
--------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                          109,361,346        95,414,358
--------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                       $1,544,294,398    $1,515,413,469
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1997, 1996, and 1995

                                                                         1997               1996               1995
--------------------------------------------------------------------------------------------------------------------

Interest on loans                                                 $97,941,595        $83,786,180        $66,484,567
Interest on mortgage-backed and related securities                 12,125,868         14,494,999         15,802,529
Interest and dividends on investments                               4,908,793          5,695,818          6,571,240
--------------------------------------------------------------------------------------------------------------------
  Total interest income                                           114,976,256        103,976,997         88,858,336
--------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                    51,149,724         46,490,086         38,987,042
Interest on FHLB advances and other borrowings                     19,115,333         17,193,577         15,967,433
--------------------------------------------------------------------------------------------------------------------
  Total interest expense                                           70,265,057         63,683,663         54,954,475
--------------------------------------------------------------------------------------------------------------------
  Net interest income                                              44,711,199         40,293,334         33,903,861
Provision for loan losses                                             538,957                  -                  -
--------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses              44,172,242         40,293,334         33,903,861
--------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                            12,583,927         10,237,623          8,509,906
Loan servicing fees                                                 2,367,828          2,221,690          2,443,004
Commissions on annuity and insurance sales                          1,810,667          2,063,520          1,012,990
Gain on sales of loans                                              6,373,747          4,330,550          3,544,575
Loss on sales of investment securities                               (725,142)          (311,151)           (28,598)
Other income                                                        1,882,658          1,288,940          1,631,207
--------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                        24,293,685         19,831,172         17,113,084
--------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                 21,827,232         19,913,513         18,295,649
Occupancy and equipment                                             6,675,597          6,412,307          5,735,799
Advertising and marketing                                           2,173,031          1,710,140          1,964,587
Federal deposit insurance premiums                                    637,353          2,124,036          1,861,879
FDIC special assessment                                                     -          5,941,000                  -
Other expenses                                                      8,883,839          8,143,731          6,513,253
--------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                       40,197,052         44,244,727         34,371,167
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                       28,268,875         15,879,779         16,645,778
Income tax expense                                                 10,878,512          5,805,862          6,001,144
--------------------------------------------------------------------------------------------------------------------

  Net income                                                      $17,390,363        $10,073,917        $10,644,634
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION                                                    1997               1996               1995
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                              $1.77              $1.00              $1.14
Basic earnings per share                                                 1.90               1.07               1.21
Dividends paid per share                                                0.467              0.413              0.367
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1997, 1996, and 1995

                                                                         1997               1996              1995
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                      $17,390,363        $10,073,917      $10,644,634
  Adjustments to reconcile net income to net cash provided
  (used) by operations:
    Provision for loan and real estate losses
        (recoveries), net                                             458,070            (10,240)        (311,523)
    Net loan fees (costs) deferred                                   (835,277)            73,827           75,300
    Depreciation and amortization                                   6,363,677          5,950,546        4,872,988
    Gains on sales of loans, and other investments                 (5,648,605)        (4,019,400)      (3,515,977)
    Increase in accrued interest receivable                           (60,330)        (1,354,216)      (1,528,313)
    Increase (decrease) in accrued interest payable                  (402,643)          (199,862)         201,148
    Increase in current and deferred income taxes                   1,554,525          1,819,263          882,970
    Other accruals and prepaids, net                                 (202,660)          (414,056)        (243,569)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan
        originations and sales                                     18,617,120         11,919,779       11,077,658
  Loans originated for sale                                      (258,817,745)      (237,592,344)    (180,319,098)
  Sales of loans originated for sale                              252,349,050        240,578,067      164,476,609
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                       12,148,425         14,905,502       (4,764,831)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with
        banks                                                      (4,656,855)         1,594,387        3,479,866
  Purchases of investment securities                                        -        (34,828,051)      (7,459,642)
  Sales of investment securities                                   31,710,769         11,019,370        8,097,820
  Maturities of investment securities                              20,785,762         29,482,069       16,106,502
  Mortgage-backed and related securities principal
        repayments                                                 39,303,822         44,170,348       26,915,207
  Loans originated for investment                                (492,325,180)      (472,812,233)    (297,401,986)
  Loans purchased for investment                                   (6,372,996)        (9,692,282)      (1,968,075)
  Loan principal repayments                                       317,290,692        292,198,986      186,023,943
  Sales of loans originated for investment                         75,122,123         17,124,014        8,470,485
  Sales of real estate                                              1,380,170            242,993          586,314
  Additions to office properties and equipment                     (2,595,908)        (1,954,572)      (5,874,671)
  Purchases of mortgage servicing rights                           (1,374,069)                 -       (4,088,169)
  Purchase of net assets of Rock Financial Corp.                            -                  -      (21,040,620)
  Other, net                                                        6,108,616           (330,466)         839,839
-------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                         (15,623,054)      (123,785,437)     (87,313,187)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                             122,441,009         54,670,368       87,598,932
  Deposits purchased                                                        -                  -        5,336,084
  Long-term advances from Federal Home Loan Bank                   25,000,000        132,000,000       50,000,000
  Repayment of long-term Federal Home Loan Bank advances         (215,507,000)      (114,905,000)     (61,175,000)
  Net increase in short-term Federal Home Loan Bank
        borrowings                                                 79,698,000         38,207,000        1,715,000
  Increase in other borrowings                                      2,994,787          5,995,202        3,995,611
  Increase (decrease) in advance payments by borrowers for
     taxes and insurance                                              (39,442)           171,688       (1,616,241)
  Proceeds from sale of common stock                                  484,179            194,225       13,551,631
  Purchase of treasury stock                                       (2,868,938)        (9,674,875)        (858,750)
  Dividends paid                                                   (4,283,617)        (3,874,954)      (3,192,137)
  Other, net                                                          850,881            356,051          747,920
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                       8,769,859        103,139,705       96,103,050
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                  5,295,230         (5,740,230)       4,025,032
Cash and due from banks at beginning of period                     24,644,254         30,384,484       26,359,452
-------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                      $29,939,484        $24,644,254      $30,384,484
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments       $114,915,926       $102,622,781      $87,330,023
  Interest paid on deposits and borrowings                         70,667,700         63,883,525       54,753,327
  Income taxes paid                                                 9,689,000          4,540,490        5,376,067
  Income taxes refunded                                               339,171            543,978           70,262
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1997, 1996, and 1995

                                   COMMON
                                STOCK AND
                               ADDITIONAL  GUARANTEE   UNEARNED  SECURITIES
                                  PAID-IN    OF ESOP RESTRICTED   VALUATION     RETAINED     TREASURY
                                  CAPITAL       DEBT      STOCK   ALLOWANCE     EARNINGS        STOCK         TOTAL
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994  $20,996,452  ($115,331) ($457,402) ($2,159,980) $58,917,632            -    $77,181,371
Net income                                                                     10,644,634                  10,644,634
Proceeds from sale of stock    13,358,743                                                                  13,358,743
Exercise of stock options         559,592                                                                     559,592
Restricted stock award            939,239              (864,968)                                               74,271
Repayment of ESOP                                                                                             115,331
  indebtedness                               115,331
Restricted stock award
  amortization                                          505,120                                               505,120
Valuation adjustment, net                                                                                     550,819
  of taxes                                                           550,819
Dividends paid                                                                 (3,192,137)                 (3,192,137)
Purchase of treasury stock                                                                   ($858,750)      (858,750)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995   35,854,026          -   (817,250)  (1,609,161)  66,370,129     (858,750)    98,938,994
Net income                                                                     10,073,917                  10,073,917
Exercise of stock options         390,021                                                                     390,021
Restricted stock award
  amortization                                          402,858                                               402,858
Valuation adjustment, net                                                                                    (841,603)
  of taxes                                                          (841,603)
Dividends paid                                                                 (3,874,954)                 (3,874,954)
Purchase of treasury stock                                                                  (9,674,875)    (9,674,875)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996   36,244,047          -   (414,392)  (2,450,764)  72,569,092  (10,533,625)    95,414,358
Net income                                                                     17,390,363                  17,390,363
Exercise of stock options         290,181                                      (1,127,547)   2,557,395      1,720,029
Restricted stock award
  amortization                                          203,386                                               203,386
Valuation adjustment, net                                                                                   1,785,765
  of taxes                                                         1,785,765
Dividends paid                                                                 (4,283,617)                 (4,283,617)
Purchase of treasury stock                                                                  (2,868,938)    (2,868,938)
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997  $36,534,228          -  ($211,006)  ($664,999)  $84,548,291 ($10,845,168)  $109,361,346

---------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial
Statements.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         BASIS OF FINANCIAL STATEMENT PRESENTATION The accounting and reporting policies of the Corporation, the Bank, and the Bank's subsidiaries conform to GAAP and to general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts and balances of the Corporation, the Bank, and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         INVESTMENT SECURITIES, INCLUDING MORTGAGE-BACKED AND RELATED SECURITIES, AND STOCK HELD FOR REGULATORY PURPOSES Investment securities, including mortgage-backed and related securities, are classified in one of two categories and accounted for as follows: (1) securities that the Corporation has the positive intent and ability to hold to maturity are classified as "held for investment" and reported at amortized cost; (2) securities not classified as "held for investment" are classified as "available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity ("securities valuation allowance"), net of estimated income taxes. Management determines the appropriate classification for its securities at the time of purchase. The specific identification method is used to determine the cost of securities sold. The Corporation does not maintain a trading account for investment securities or mortgage-backed and related securities.

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

         INTEREST ON LOANS Interest income is accrued on loan balances outstanding. Accrued interest on impaired loans is reversed when management determines that the collection of interest or principal is considered unlikely. In general, this occurs when a loan is 90 days past due. Interest income is subsequently recognized only to the extent cash payments are received. Loans are restored to accrual status when the obligation is brought current and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

         DISCOUNTS, PREMIUMS, AND DEFERRED LOAN FEES Discounts and premiums on loans are amortized over the life of the related loans using the level-yield method. Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the related loans as an adjustment of yield. Such fees are amortized using a method that approximates the level-yield method.

         LOANS HELD FOR SALE Loans originated and held for sale are carried at the lower of aggregate cost or market. Net unrealized losses are recognized through a valuation allowance and a charge to income.

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

         The Corporation records originated mortgage servicing rights ("OMSR") as a component of gain on the sale of mortgage loans. The value recorded for OMSR approximates the present value of the servicing fee (typically 25 basis points or more) adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The carrying value of OMSR is amortized against service fee income over the estimated lives of the loans using the income-forecast method. The Corporation also purchases mortgage servicing rights ("PMSR") from third-parties. PMSR is recorded at cost and is also amortized over the estimated lives of the loans using the income-forecast method.

         The value of OMSR and PMSR (collectively "mortgage servicing rights") is subject to impairment as a result of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. If, based on periodic evaluations, the estimated present value of mortgage servicing rights is determined to be less than carrying value, a valuation adjustment is recorded against such assets and against the Corporation's loan servicing fee income in the period of the prepayment. The valuation adjustment is calculated using the current outstanding principal balance of the related loans, a long-term prepayment assumption as determined by management, and a discount rate that the Corporation has experienced in recent bids on mortgage servicing rights in the secondary market.

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

         On January 1, 1997, the Corporation adopted certain aspects of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This standard established new accounting and financial reporting rules for sales, securitizations, and servicing of receivables and other financial assets, for secured borrowing and collateral transactions, and for extinguishment of liabilities. SFAS 125 also eliminated the distinction between OMSR and a mortgage servicing asset formerly know as "excess mortgage servicing rights" ("EMSR"), which is now included as a component of OMSR. Certain other aspects of SFAS 125 were delayed until 1998 by the issuance in 1997 of Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127). The Corporation's adoption of certain aspects of SFAS 125, and its future adoption of SFAS 127, had no or will have no material impact on the financial condition or operations of the Corporation.

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

         OFFICE PROPERTIES AND EQUIPMENT Office properties and equipment are recorded at cost less accumulated depreciation which is provided over the estimated useful lives (five to forty years) of the respective assets on a straight-line basis. The cost of leasehold improvements is being amortized on the straight-line basis over the lesser of the term of the respective lease or the estimated economic life. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income.

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

         FAIR VALUES OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments (refer to Note 13 for actual fair value amounts):

                  CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSITS WITH BANKS The face amounts presented in the Corporation's Consolidated Statements of Financial Condition for cash and interest-bearing deposits approximates fair value for such assets.

                  INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES Fair values for this group of financial instruments are based on average quoted market prices obtained from one or more independent pricing sources. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                  LOANS HELD FOR SALE The fair value of loans held for sale is estimated by matching such loans against outstanding commitments to sell such loans. The method used for unmatched commitments is discussed under Off-Balance Sheet Financial Instruments", below.

                  LOANS HELD FOR INVESTMENT The estimated fair value of loans held for investment is determined using discounted cash flow techniques. Scheduled principal and interest payments are adjusted for estimated future prepayments as provided by third-party market sources or as estimated by management using historical prepayment experience. Discount rates used in the fair value computations are generally based on interest rates offered by the Corporation on similar loans as of December 31, 1997 and 1996, adjusted for management's estimate of differences in liquidity, credit risk, remaining term to maturity, etc.

                  FEDERAL HOME LOAN BANK STOCK FHLB stock held in excess of minimum requirements can be returned to the FHLB of Chicago for face value. Accordingly, the fair value of all FHLB stock is estimated to be equal to the face amount presented in the Corporation's Consolidated Statements of Financial Condition.

                  DEPOSIT LIABILITIES The fair values of demand deposit accounts (i.e., interest-bearing and non-interest-bearing checking accounts and money market and regular savings accounts) are equal to the face amount presented in
Note 7. The fair value of fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates offered by the Corporation as of the measurement date to a schedule of aggregate contractual maturities of such deposits as of the same dates.

                  FEDERAL HOME LOAN BANK ADVANCES The fair value of FHLB advances is estimated using a discounted cash flow calculation that applies interest rates quoted by the FHLB as of the measurement date to a schedule of aggregate contractual maturities of such liabilities as of the same date. The fair value of FHLB advances excludes the effect of any prepayment penalties that may be incurred if the Corporation were to prepay any of its term advances.

                  OTHER BORROWINGS Other borrowings consist of short-term borrowings from third-party financial institutions and borrowings under long-term contracts. Other borrowings are not material to the Corporation either individually or in the aggregate. As such, the Corporation has estimated the fair value of such borrowings to approximate carrying value.

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

                  OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS. The Corporation has become a party to financial instruments with off-balance-sheet risk in the normal course of its business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, lines of credit, commitments to sell loans, and financial guarantees.

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

                  The fair values of commitments to extend credit and unmatched commitments to sell loans, both which are generally short-term in nature, are estimated to be equal to their respective face values.

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

         STOCK SPLITS Earnings per share and dividends paid per share, as presented in the Corporation's Consolidated Statements of Operations, have been adjusted to recognize a three-for-two stock split on June 12, 1997. Common shares issued and outstanding, as presented in the Corporation's Consolidated Statements of Financial Condition, have also been adjusted for such stock split and dividend.

         STOCK-BASED COMPENSATION The Corporation records expense relative to stock-based compensation using the "intrinsic value method". Since the intrinsic value of the Corporation's stock options is generally "zero" at the time of the award, no expense is recorded. With respect to restricted stock awards, the intrinsic value is generally equal to the fair value of the Corporation's common stock on the date of the award. Such value is amortized as expense over the vesting period of the award.

         As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Corporation has not adopt the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on the Corporation's earnings have been disclosed on a pro forma basis, as permitted by SFAS 123. Refer to Note 10 for the appropriate disclosures.

         EARNINGS PER SHARE On December 31, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This standard replaced "primary earnings per share" with "basic earnings per share". In general, basic earnings per share is computed using the actual number of shares outstanding during the period, unadjusted for common stock equivalents. "Fully-diluted earnings per share" was retained under the new standard, but is referred to as "diluted earnings per share". As required by SFAS 128, all prior-period earnings per share data have been restated.

         Both basic and diluted earnings per share are based on the weighted-average number of common shares outstanding during each period, including any restricted shares. Diluted earnings per share is adjusted for common stock equivalents outstanding at the end of each period. Common stock equivalents are computed using the treasury stock method and consist of stock options outstanding under the stock incentive plans described in Note 10. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the years ended December 31, 1997, 1996, and 1995, is as follows:


                                              1997                        1996                       1995
--------------------------------------------------------------------------------------------------------------------
                                         Basic       Diluted        Basic       Diluted         Basic       Diluted
--------------------------------------------------------------------------------------------------------------------
Net income                         $17,390,363   $17,390,363  $10,073,917   $10,073,917   $10,644,634   $10,644,634
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Average common shares issued,
net of actual treasury shares        9,160,951     9,160,951    9,392,358     9,392,358     8,772,120     8,772,120
Common stock equivalents based
  on the treasury stock method               -       684,405            -       670,226             -       578,900
--------------------------------------------------------------------------------------------------------------------
Average common shares and
  common stock equivalents           9,160,951     9,845,356    9,392,358    10,062,584     8,772,120     9,351,020
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Earnings per share                 $      1.90   $      1.77  $      1.07   $      1.00   $      1.21   $      1.14
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

         PENDING ACCOUNTING CHANGES During 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This new standard establishes new rules for the reporting and display of comprehensive income and its components in financial reports to shareholders. Comprehensive income is defined as net income adjusted for other changes in stockholders' equity during the period that are caused by transactions from non-owner sources. Such transactions include unrealized gains and losses on "available for sale" securities and other transactions that are not applicable to the Corporation at this time. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Accordingly, the Corporation will adopt the standard in 1998. Adoption of this standard will have no impact on the Corporation's financial condition or results of operations.

         During 1997 the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This new standard significantly changes the basis on which public business enterprises report information about reportable segments in financial reports to shareholders, including interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The standard is effective for fiscal years beginning after December 15, 1997. Accordingly, the Corporation will adopt the standard in 1998. The Corporation has not completed the complex analysis necessary to determine what impact SFAS 131 will have on its financial statement disclosures. However, SFAS 131 will have no impact on the Corporation's financial condition or results of operations.

         CASH AND CASH EQUIVALENTS For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents consists solely of cash on hand and non-interest-bearing deposits in banks ("cash and due from banks"). The Bank is required to maintain a certain amount of cash on hand and non-interest-bearing account balances at the Federal Reserve Bank of Minneapolis to meet specific reserve requirements. These requirements approximated $12.1 million at December 31, 1997.

         RECLASSIFICATION Certain 1996 and 1995 balances have been reclassified to conform with the 1997 presentation.

NOTE 2--INVESTMENT SECURITIES

         Investment securities available for sale at December 31, 1997, are summarized as follows:

                                                                                       1997
-------------------------------------------------------------------------------------------------------------------
                                                               AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                                    COST         GAINS        LOSSES         VALUE
-------------------------------------------------------------------------------------------------------------------
Corporate obligations                                        $21,045,130       $39,641      ($1,610)   $21,083,161
Asset-backed securities                                          293,517             -            -        293,517
-------------------------------------------------------------------------------------------------------------------
   Total                                                     $21,338,647       $39,641      ($1,610)   $21,376,678
===================================================================================================================

         Investment securities available for sale at December 31, 1996, are summarized as follows:

                                                                                      1996
-------------------------------------------------------------------------------------------------------------------
                                                               AMORTIZED    UNREALIZED    UNREALIZED          FAIR
                                                                    COST         GAINS        LOSSES         VALUE
-------------------------------------------------------------------------------------------------------------------
Corporate obligations                                        $41,083,255       $60,294     ($65,656)    $41,077,893
U.S. Treasury securities                                         261,621           313            -         261,934

Asset-backed securities                                        1,076,022         1,288       (1,006)      1,076,304
Adjustable-rate mortgage and short-term government mutual
   funds                                                      32,435,911             -     (822,568)     31,613,343
-------------------------------------------------------------------------------------------------------------------
   Total                                                     $74,856,809       $61,895     ($889,230)   $74,029,474
===================================================================================================================

         Accrued interest receivable on investment securities was $340,875 and $781,270 at December 31, 1997 and 1996, respectively.

         Realized losses on sales of investment securities were $725,142, $311,151 and $39,146 during 1997, 1996, and 1995, respectively. Realized gains were $10,548 during 1995. There were no realized gains on sales of investment securities during 1997 and 1996.

         The amortized cost and estimated fair value of investment securities at December 31, 1997, by contractual maturity, are summarized as follows:

                                                                                         AMORTIZED             FAIR
INVESTMENTS MATURING..                                                                        COST            VALUE
--------------------------------------------------------------------------------------------------------------------
Within one year                                                                        $15,235,528      $15,256,937
In one year to five years                                                                6,103,119        6,119,741
--------------------------------------------------------------------------------------------------------------------
  Total                                                                                $21,338,647      $21,376,678
====================================================================================================================


NOTE 3--MORTGAGE-BACKED AND RELATED SECURITIES

         Mortgage-backed and related securities available for sale at December 31, 1997, are summarized as follows

                                                                                   1997
-------------------------------------------------------------------------------------------------------------------
                                                         AMORTIZED      UNREALIZED      UNREALIZED            FAIR
                                                              COST           GAINS          LOSSES           VALUE
-------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations                    $48,953,197         $14,498    ($1,072,398)     $47,895,297
===================================================================================================================

         Mortgage-backed and related securities held for investment at December 31, 1997, are summarized as follows:

                                                                                   1997
-------------------------------------------------------------------------------------------------------------------
                                                         AMORTIZED      UNREALIZED      UNREALIZED            FAIR
                                                              COST           GAINS          LOSSES           VALUE
-------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations                   $115,847,369         $73,583      ($863,972)    $115,056,980
Mortgage-backed securities                               8,488,600         115,668        (47,619)       8,556,649
-------------------------------------------------------------------------------------------------------------------
  Total                                               $124,335,969        $189,251      ($911,591)    $123,613,629
===================================================================================================================

         Mortgage-backed and related securities available for sale at December 31, 1996, are summarized as follows:

                                                                                   1996
-------------------------------------------------------------------------------------------------------------------
                                                         AMORTIZED      UNREALIZED      UNREALIZED            FAIR
                                                              COST           GAINS          LOSSES           VALUE
-------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations                    $64,889,598         $16,517    ($3,030,985)     $61,875,130
===================================================================================================================

         Mortgage-backed and related securities held for investment at December 31, 1996, are summarized as follows:

                                                                                   1996
-------------------------------------------------------------------------------------------------------------------
                                                         AMORTIZED      UNREALIZED      UNREALIZED            FAIR
                                                              COST           GAINS          LOSSES           VALUE
-------------------------------------------------------------------------------------------------------------------
Collateralized mortgage obligations                   $136,183,410         $17,587    ($2,617,054)    $133,583,943
Mortgage-backed securities                              11,651,323          98,962       (117,029)      11,633,256
-------------------------------------------------------------------------------------------------------------------
  Total                                               $147,834,733        $116,549    ($2,734,083)    $145,217,199
===================================================================================================================

         Accrued interest receivable on mortgage-backed and related securities was $961,052 and $1,177,988 at December 31, 1997 and 1996, respectively.

         Mortgage-backed securities consist of FHLMC, FNMA, and GNMA securities. Collateralized mortgage obligations consist of securities backed by the aforementioned agency-backed securities or by whole-loans. As of December 31, 1997, approximately 71% of the Corporation's CMO portfolio consisted of securities backed by whole loans--all of which were generally rated "AAA" by the major credit-rating agencies. Approximately 25% of the Corporation's whole-loan CMOs consisted of loans on properties located in the state of California. No other geographical location had a material concentration.

         There were no realized gains or losses on sales of mortgage-backed and related securities during 1997, 1996 or 1995.


NOTE 4--LOANS HELD FOR INVESTMENT

         Loans held for investment at December 31 are summarized as follows:

                                                                                          1997                1996
-------------------------------------------------------------------------------------------------------------------
First mortgage loans:
  Single-family                                                                   $538,392,686        $544,065,060
  Multi-family                                                                     140,589,481         127,334,307
  Commercial                                                                       107,315,226          94,400,682
  Construction                                                                      51,318,856          46,641,024
Education loans                                                                    159,893,040         134,093,919
Second mortgage and home equity loans                                              163,231,165         119,644,928
Consumer loans                                                                      40,330,804          47,555,741
Commercial business and Small Business Administration loans                            556,270           1,217,477
-------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                       1,201,627,528       1,114,953,138
Less:
  Unearned discounts and net deferred loan fees                                         96,914           1,024,820
  Allowance for loan losses                                                          7,637,527           7,888,323
-------------------------------------------------------------------------------------------------------------------
     Total                                                                      $1,193,893,087      $1,106,039,995
===================================================================================================================

         Accrued interest receivable on loans held for investment was $10,232,335 and $9,506,719 at December 31, 1997 and 1996, respectively.

         Loans serviced for investors were $1.4 billion, $1.2 billion, and $1.1 billion at December 31, 1997, 1996, and 1995, respectively. These loans are not reflected in the Corporation's Consolidated Statements of Financial Condition.

         At December 31, 1997 and 1996, loans on non-accrual status were $4.4 million and $2.0 million, respectively. The Corporation has no loans contractually past due ninety or more days for which interest is being accrued.

         With respect to single-family mortgage loans, it is the Corporation's general policy to restrict lending to its primary market areas in Wisconsin as well as contiguous counties in Iowa and Minnesota, though from time to time the Corporation will purchase single-family loans originated outside of its primary market area. It is also the Corporation's general policy to limit an individual single-family mortgage loan to 80% of the appraised value of the property securing the loan. The Corporation will occasionally lend more than 80% of the appraised value of the property, but generally will require the borrower to obtain private mortgage insurance on the portion of the loan amount that exceeds 80% of the collateral.

         With respect to multi-family and commercial real estate loans, it is the Corporation's policy to restrict its lending area to loans secured by property located within a 300-mile radius of La Crosse, to include the states of Nebraska, Illinois, Iowa, and Minnesota, although in the past the Corporation originated multi-family and commercial real estate loans outside of this area. It is also the Corporation's general policy to limit loans on multi-family residential complexes, retail shopping centers, office buildings, and multi-tenant industrial buildings to 80% of the appraised value of the property securing the loan. Loans on other types of commercial properties, such as nursing homes, hotels/motels, churches, and single-tenant industrial buildings are limited to 75% or less of the appraised value of the property securing the loan. In addition, it is the Corporation's policy that no more than 20% of its multi-family and commercial real estate loans consist of this second category of loans. Multi-family and commercial real estate loans originated or purchased outside of the Corporation's market area amounted to $27.3 million and $25.3 million, at December 31, 1997 and 1996, respectively.

         With respect to consumer loans, it is the Corporation's policy that such loans be supported primarily by the borrower's ability to repay the loan and secondarily by the value of the collateral securing the loan, if any. Education loans are guaranteed by the U.S. government.

         A summary of the activity in the allowance for loan losses is as follows:

                                                                         1997               1996              1995
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                     $7,888,323         $8,186,077        $8,073,670
Provision charged to expense                                          538,957                  -                 -
-------------------------------------------------------------------------------------------------------------------
Loans charged-off                                                    (816,217)          (336,989)         (468,737)
Recoveries                                                             26,464             39,235            44,036
-------------------------------------------------------------------------------------------------------------------
Charge-offs, net                                                     (789,753)          (297,754)         (424,701)
Purchased allowances                                                        -                  -           537,108
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                           $7,637,527         $7,888,323        $8,186,077
===================================================================================================================

NOTE 5--MORTGAGE SERVICING RIGHTS

         A summary of the activity in mortgage servicing rights ("MSR") is as follows:

                                                             PURCHASED    ORIGINATED      ALLOWANCE FOR
                                                                   MSR           MSR           LOSS         TOTAL
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                $  461,773    $4,863,604     ($347,958)   $ 4,977,419
Purchased servicing                                          4,088,169                                  4,088,169
Originated servicing                                                       2,487,951                    2,487,951
Amortization charged to earnings                              (355,977)     (654,958)                  (1,010,935)
Valuation adjustments charged to earnings                                                 (250,000)      (250,000)
Charge-offs                                                                 (190,226)      190,226             -
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                 4,193,965     6,506,371      (407,732)    10,292,604
Originated servicing                                                       3,726,336                    3,726,336
Amortization charged to earnings                              (485,880)   (1,021,960)                  (1,507,840)
Valuation adjustments charged to earnings                                                 (623,898)      (623,898)
Charge-offs                                                   (157,346)     (463,284)      620,630             -
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                 3,550,739     8,747,463      (411,000)    11,887,202
Purchased servicing                                          1,374,068                                  1,374,068
Originated servicing                                                       5,543,993                    5,543,993
Amortization charged to earnings                              (503,539)   (1,360,821)                  (1,864,360)
Valuation adjustments charged to earnings                                                 (650,000)      (650,000)
Charge-offs                                                   (164,749)     (341,850)      506,599             -
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                $4,256,519   $12,588,785     ($554,401)   $16,290,903
==================================================================================================================


NOTE 6--OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at December 31 are summarized as follows:

                                                                                            1997             1996
------------------------------------------------------------------------------------------------------------------
Office buildings and improvements                                                    $18,679,458      $18,637,456
Furniture and equipment                                                               15,407,247       15,710,546
Land and improvements                                                                  4,265,028        3,683,478
Leasehold improvements                                                                 4,170,200        4,681,491
Property acquired for expansion                                                          358,470        1,179,808
Construction in progress                                                                 237,706          388,138
------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                            43,118,109       44,280,917
------------------------------------------------------------------------------------------------------------------
Less allowances for depreciation and amortization                                     18,874,977       18,069,970
------------------------------------------------------------------------------------------------------------------
  Total                                                                              $24,243,132      $26,210,947
==================================================================================================================

         Depreciation expense was $2,533,147, $2,599,431, and $2,399,505 for the years ended December 31, 1997,
1996, and 1995, respectively.

         The Corporation rents office space and land under operating leases at certain of its locations. These leases have terms expiring between 1998 and 2006 and provide for renewals subject to escalation clauses. Rental expense was $1,168,705, $988,483, and $821,236 for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE 7--DEPOSIT LIABILITIES

         Deposit liabilities at December 31 are summarized as follows:

                                                                                              1997             1996
--------------------------------------------------------------------------------------------------------------------
Checking accounts:
  Non-interest-bearing                                                               $  93,322,644    $  75,340,636
  Interest-bearing                                                                      54,993,534       53,907,106
Money market savings:
  Great Rate accounts                                                                   98,457,235       89,889,046
  Insured Market Fund accounts                                                          17,238,632       16,886,876
  Market Rate accounts                                                                  27,420,923       28,200,632
Regular savings accounts                                                                87,605,203       85,674,670
Variable-rate IRA accounts                                                               2,955,620        3,344,848
Time deposits maturing...
  Within three months                                                                  102,853,066      172,798,057
  Four to six months                                                                    45,787,447      104,522,278
  Seven to twelve months                                                               213,706,514      218,640,578
  Thirteen to thirty-six months                                                        395,293,914      160,998,554
  Thirty-seven to sixty months                                                           6,899,163       13,889,606
--------------------------------------------------------------------------------------------------------------------
    Total time deposits                                                                764,540,105      670,849,073
--------------------------------------------------------------------------------------------------------------------
    Total                                                                           $1,146,533,896   $1,024,092,887
====================================================================================================================

         Time deposits include $63.6 million and $47.4 million of certificates in denominations of $100,000 or more at December 31, 1997 and 1996, respectively. Accrued interest payable on deposit liabilities was $781,597 and $740,828 at December 31, 1997 and 1996, respectively.

         Included in non-interest-bearing checking accounts at December 31, 1997 and 1996, were $17.3 million and $12.2 million, respectively, which represented amounts held in custody for third-party investors in loans serviced by the Corporation.

         Interest expense on deposit liabilities for the year ended December 31 is summarized as follows:

                                                                             1997             1996             1995
--------------------------------------------------------------------------------------------------------------------
Checking accounts                                                     $   524,432      $   521,038      $   654,496
Money market savings accounts                                           6,321,899        5,103,182        3,987,442
Regular savings                                                         1,799,864        1,774,934        1,753,301
Time deposits                                                          42,503,529       39,090,932       32,591,803
--------------------------------------------------------------------------------------------------------------------
  Total                                                               $51,149,724      $46,490,086      $38,987,042
====================================================================================================================


NOTE 8--FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Federal Home Loan Bank advances and other borrowings at December 31 are summarized as follows:

                                                                  1997                                1996
--------------------------------------------------------------------------------------------------------------------
                                                                       WEIGHTED                            WEIGHTED
                                                          BALANCE  AVERAGE RATE               BALANCE  AVERAGE RATE
--------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances maturing in...
1997                                                            -             -          $290,507,000          5.43%
1998                                                 $198,305,000          5.69%           18,305,000          5.49
1999                                                    6,715,000          6.16             6,715,000          6.16
2000                                                   26,400,000          5.56             1,400,000          6.93
Open line of credit                                    31,300,000          5.84            56,602,000          5.61
--------------------------------------------------------------------------------------------------------------------
  Total FHLB advances                                 262,720,000          5.71           373,529,000          5.48
Other borrowings                                       13,058,770          5.94            10,063,983          6.52
--------------------------------------------------------------------------------------------------------------------
  Total                                              $275,778,770          5.72%         $383,592,983          5.50%
====================================================================================================================

         The Corporation's borrowings at the FHLB of Chicago are limited to 35% of total assets or 60% of the book value of certain mortgage loans plus 75% of the market value of certain mortgage-backed and related securities, whichever is less. Interest on the open line of credit is paid monthly at 0.45% above the FHLB's daily investment deposit rate or approximately 25 basis points above the federal funds rate. Advances that mature in the year 2000 include $25.0 million that are "redeemable" quarterly at the option of the FHLB beginning in February 1998.

         The Corporation has two lines of credit with two financial institutions. These lines, which amount to $20.0 million in the aggregate, permit the overnight purchase of fed funds; $10.0 million was outstanding under these lines of credit as of December 31, 1997.

         The Corporation has a $5 million line of credit with a third financial institution under which $3.0 million was outstanding as of December 31, 1997. Interest on the borrowings is payable quarterly at 185 basis points above the three-month LIBOR, as determined on a quarterly basis. The Corporation has pledged all issued and outstanding capital stock of the Bank as collateral for this line of credit.

         Accrued interest payable on FHLB advances and other borrowings was $1,248,781 and $1,691,973 at December 31, 1997 and 1996, respectively.


NOTE 9--INCOME TAXES

         Federal and state income tax expense for the years ended December 31 is summarized as follows:

                                                                                  1997          1996          1995
------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                  $ 9,795,713    $5,007,142    $5,289,144
  State                                                                        979,799        77,720       108,000
------------------------------------------------------------------------------------------------------------------
    Total current                                                           10,775,512     5,084,862     5,397,144
------------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                                     (104,000)      582,000       450,000
  State                                                                        207,000       139,000       154,000
------------------------------------------------------------------------------------------------------------------
    Total deferred                                                             103,000       721,000       604,000
------------------------------------------------------------------------------------------------------------------
    Total                                                                  $10,878,512    $5,805,862    $6,001,144
==================================================================================================================

         The significant components of the Corporation's deferred tax expense for the years ended December 31 are summarized as follows:

                                                                                  1997          1996          1995
-------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                                   $ 901,452      $818,705     $ 724,766
Office properties and equipment depreciation                                 (828,725)      (56,321)       73,138
Asset valuation allowances                                                   (657,090)     (311,288)     (580,554)
Deferred loan fees                                                            380,707       288,351       496,927
Provision for loan and real estate losses, net                                107,907       128,248       284,857
Deferred compensation                                                           2,473      (147,559)     (406,795)
FHLB stock dividends                                                                -             -       155,126
Other                                                                         196,276           864      (143,465)
-------------------------------------------------------------------------------------------------------------------
  Total deferred                                                            $ 103,000      $721,000     $ 604,000
===================================================================================================================

         The income tax provision differs from the provision computed at the federal statutory corporate tax rate for the years ended December 31 as follows:

                                                                                  1997          1996          1995
-------------------------------------------------------------------------------------------------------------------
Income taxes at federal statutory rate of 35%                               $9,894,106    $5,557,922    $5,826,022
State income taxes net of federal income tax benefit                           771,420       140,868       170,300
Other                                                                          212,986       107,072         4,822
-------------------------------------------------------------------------------------------------------------------
  Income tax provision                                                     $10,878,512    $5,805,862    $6,001,144
===================================================================================================================

         The significant components of the Corporation's deferred tax assets and liabilities as of December 31, are summarized as follows:

                                                                                               1997           1996
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Loan and real estate loss allowances                                                   $2,509,642     $2,617,549
  Deferred compensation                                                                   1,001,671      1,004,144
  Asset valuation allowances                                                                664,175          7,085
  State tax loss carryforwards                                                              397,394        473,760
  Office properties and equipment depreciation                                              384,033              -
  Securities valuation allowance                                                            354,870      1,391,038
  Other                                                                                      78,056         36,876
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                             5,389,841      5,530,452
  Valuation allowance                                                                     (326,959)      (212,980)
-------------------------------------------------------------------------------------------------------------------
  Adjusted deferred tax assets                                                            5,062,882      5,317,472
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Mortgage servicing rights                                                               2,481,629      1,580,177
  FHLB stock dividends                                                                      625,814        625,814
  Deferred loan fees                                                                        550,833        170,127
  Purchase acquisition adjustments                                                          329,151        413,251
  Federal tax effect of state deferred taxes, net                                           161,714        184,208
  Investment in unconsolidated partnerships                                                  82,234         85,771
  Office properties and equipment depreciation                                                    -        444,692
  Other                                                                                     221,355         64,112
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                        4,452,730      3,568,152
-------------------------------------------------------------------------------------------------------------------
    Net deferred tax assets                                                                $610,152     $1,749,320
===================================================================================================================

         The Bank qualifies under provisions of the IRC that prior to 1996 permitted it to deduct from taxable income an allowance for bad debts that generally exceeded losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $21.1 million of retained income at December 31, 1997. If in the future the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then-applicable rates. If income taxes had been provided, the deferred tax liability would have been approximately $8.5 million.


NOTE 10--EMPLOYEE BENEFIT PLANS

         PENSION PLAN The Corporation has established a pension plan for the benefit of full-time employees that have at least one year of service and have attained the age of 20. Benefits under the plan are based on the employee's years of service and compensation during the years immediately preceding retirement. The table on the following page summarizes the components of pension expense, the funded status of the plan, and the amount recognized in the Corporation's consolidated financial statements for the years ended December 31, 1997, 1996, and 1995.

                                                                           1997              1996             1995
-------------------------------------------------------------------------------------------------------------------
Components of pension expense:
  Service cost                                                      $   317,232        $  304,387      $   260,146
  Interest cost                                                         458,386           402,318          410,126
  Actual return on plan assets                                       (1,208,023)         (910,319)      (1,211,311)
  Net amortization and deferral                                         464,683           256,735          735,350
-------------------------------------------------------------------------------------------------------------------
      Total pension expense                                         $    32,278           $53,121         $194,311
===================================================================================================================
Actuarial present value of projected benefit obligation:
   Accumulated benefit obligation:
     Vested                                                         $ 5,444,752        $4,494,897      $ 4,202,359
     Non-vested                                                         558,803           485,933          346,494
Provision for future salary increases                                   998,547           711,202        1,564,221
-------------------------------------------------------------------------------------------------------------------
      Projected benefit obligation                                    7,002,102         5,692,032        6,113,074
-------------------------------------------------------------------------------------------------------------------
Plan assets at fair market value                                      7,125,080         6,218,479        5,495,832
-------------------------------------------------------------------------------------------------------------------
Plan assets (over) under projected benefit obligation                  (122,978)         (526,447)         617,242
Unrecognized loss                                                      (868,634)         (714,114)      (1,090,109)
Unrecognized net asset                                                  206,379           301,831          397,283
Unrecognized prior service cost                                         921,055         1,042,274          126,007
-------------------------------------------------------------------------------------------------------------------
Accrued (prepaid) pension cost at end of period                     $   135,822        $  103,544      $    50,423
===================================================================================================================

         At December 31, 1997, assets of the Corporation's pension plan consisted of various institutional money market, bond, and equity funds, as well as individual equity securities.

         The discount rate used to determine the actuarial present value of the projected benefit obligation was 7.0%, 7.5%, and 7.5% for 1997, 1996, and 1995, respectively. The rate of increase in future compensation used to determine the actuarial present value of such obligation was 5.5% for all periods presented. The expected long-term rate of return on plan assets was 9.0% for all periods presented.

         POSTRETIREMENT EMPLOYEE BENEFITS The Corporation provides certain health care insurance benefits to retired employees. Substantially all of the employees of the Corporation may become eligible for these benefits if they reach normal retirement age while working for the Corporation. The following table summarizes the components of postretirement benefit expense and the amount recognized in the Corporation's consolidated financial statements for the years ended December 31, 1997, 1996, and 1995.

                                                                           1997              1996             1995
-------------------------------------------------------------------------------------------------------------------
Components of postretirement benefits expense:
  Service cost                                                       $   53,899        $   24,924       $   54,216
  Interest cost                                                         108,130            76,498          105,297
  Amortization of unrecognized transitional obligation                   34,230            34,230           59,807
  Amortization of (gain) loss                                               629            (7,311)         (20,461)
-------------------------------------------------------------------------------------------------------------------
    Total postretirement benefit expense                             $  196,888        $  128,341       $  198,859
===================================================================================================================
Accumulated postretirement benefit obligation:
  Retirees                                                           $  658,794        $  637,742       $  561,430
  Fully eligible active plan participants                                59,602            37,992           40,835
  Other active plan participants                                        891,796           422,058          338,750
-------------------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation                         1,610,192         1,097,792          941,015
Unrecognized gain (loss)                                               (242,843)          169,843          264,474
Unrecognized transition obligation                                     (513,449)         (547,679)        (581,909)
-------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost at end of period                 $  853,900        $  719,956       $  623,580
===================================================================================================================

         The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for 1997 is 11.1% and is assumed to decrease gradually to 5.5% in 2004 and thereafter. The discount rate used to determine the actuarial present value of the projected postretirement benefit obligation was 7.0%, 7.5%, and 7.5% for 1997, 1996 and 1995, respectively.

         The assumed rate of increase in the per capita cost of covered benefits has an effect on the amounts reported in the Corporation's consolidated financial statements. For example, a one percentage point increase in the assumed trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997, by approximately $400,000 and the aggregate service and interest cost components of postretirement benefit expense for 1997 by approximately $53,000.

         SAVINGS PLANS The Corporation maintains a 401(k) savings plan for the benefit of substantially all of its employees. Employees may contribute up to a certain percentage of their compensation to the plan and the Corporation will match their contributions within certain limits. In addition, the employee may also receive discretionary profit sharing contributions from the Corporation. The Corporation provided matching and discretionary contributions of approximately $248,000, $181,000, and $140,000 during the years ended December 31, 1997, 1996, and 1995, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN The Corporation makes annual discretionary contributions to an Employee Stock Ownership Program ("ESOP") for the benefit of substantially all of its employees. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $246,000, $217,000, and $121,000 in ESOP-related compensation expense during the years ended December 31, 1997, 1996, and 1995, respectively.

         SUPPLEMENTAL PENSION PLAN The Corporation makes annual contributions to a supplemental pension plan for certain key members of management. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $197,000, $146,000, and $143,000 during the years ended December 31, 1997, 1996, and 1995, respectively.

         STOCK INCENTIVE PLANS During 1989, 1992, and 1997, the Corporation adopted stock incentive plans designed to attract and retain qualified personnel in key management positions. In addition, during 1995 the Corporation assumed the stock incentive plan of a financial institution that was acquired by the Corporation. These plans provide for the grant of stock options, restricted stock, and stock appreciation rights. In general, stock options granted under these plans are exercisable at a price equal to the fair value of the stock on the date of the grant. Furthermore, the options are subject to three- to five-year graded vesting requirements and a maximum exercise period of ten years. These plans authorize the issuance of approximately 2.2 million shares in the aggregate, of which 878,067 shares were unallocated as of December 31, 1997. Activity in these stock incentive plans for each of the three years ended December 31, 1997, 1996, and 1995, is summarized in the following paragraphs.

         Stock options outstanding at the beginning of each of the three preceding years were 939,754, 968,615, and 704,037, respectively. These options had weighted-average exercise prices of $5.71, $5.62, and $3.94, respectively. Stock options granted during these years were 3,750, 9,000, and 333,978, respectively, at weighted-average exercise prices of $17.00, $13.59, and $8.53, respectively. Stock options exercised during these years were 105,585, 30,233, and 69,400, respectively, at weighted-average exercise prices of $2.67, $4.07, and $2.61, respectively. Stock options outstanding at the end of each of the three preceding years were 837,028, 939,754, and 968,615, respectively. These options had weighted-average exercise prices of $6.14, $5.71, and $5.62, respectively. Of these options, 763,744, 764,412, and 694,100, respectively, were fully-vested and exercisable at weighted-average exercise prices of $5.68, $4.69, and $4.08, respectively. As of December 31, 1997, the exercise prices of options outstanding on that date ranged from $2.61 to $17.00 and had a weighted-average remaining life of 4.7 years. Expirations and forfeitures of stock options during the three years ended December 31, 1997, 1996, and 1995, were not material.

         During the year ended December 31, 1995, 83,078 shares of restricted stock were granted under the aforementioned plans at a weighted-average fair value of $10.41. No shares of restricted stock were granted in 1997 and 1996.

         During 1989 and 1992, the Corporation also adopted stock incentive plans designed to attract and retain qualified non-employee directors for the Corporation and its subsidiaries. The 1989 plan granted each director options to purchase 8,800 shares of common stock. In addition, under both plans each director receives options to purchase an additional 4,400 shares upon election or re-election to the Board of Directors. The stock options are exercisable at a price at least equal to the fair value of the stock on the date of grant and are fully-vested on the date of the grant. These plans have authorized the issuance of 336,471 shares in the aggregate, of which 125,273 shares were unallocated as of December 31, 1997. Activity in these stock incentive plans for each of the three years ended December 31, 1997, 1996, and 1995 is summarized in the following paragraph.

         Stock options outstanding at the beginning of each of the three preceding years were 127,328, 120,029, and 111,230, respectively. These options had weighted-average exercise prices of $6.68, $5.61, and $4.93, respectively. Stock options granted during these years were 13,200, 17,598, and 13,199, respectively at weighted-average exercise prices of $17.92, $14.09, and $10.33, respectively. Stock options exercised during these years were 26,645, 10,299, and 4,400, respectively, at weighted-average exercise prices of $7.59, $6.93, and $2.61, respectively. Finally, stock options outstanding at the end of December 31, 1997, were 113,883. These options had a weighted-average exercise price of $7.77, a range of exercise prices from $2.61 to $17.92, and a weighted-average remaining life of 4.9 years. There were no expirations or forfeitures of stock options during these years.

         As described in Note 1, the Corporation has elected to provide pro forma disclosure of the effects of its stock incentive plans. If the Corporation had accounted for its stock incentive plans using the fair value method, the Corporation's pro forma net income would have been $17,195,000, $9,700,000 and $10,369,000 during the years ended December 31, 1997, 1996, and 1995, respectively. Pro forma diluted earnings per share would have been $1.75, $0.97, and $1.11, and pro forma basic earnings per share would have been $1.88, $1.02, and $1.17 during the same periods, respectively. It should be noted, however, that because SFAS 123 prohibited the pro forma disclosure of the effects of stock options granted in years prior to 1995, the pro forma disclosures for 1997, 1996, and 1995, may not be representative of the pro forma effects in future years.

         The weighted-average fair value of the options granted in 1997, 1996, and 1995, were $5.31, $4.17, and $2.58, respectively. The fair values of these options were estimated as of the dates they were granted using a Black-Scholes option pricing model. Weighted-average assumptions for all periods were as follows: 6.5% risk-free interest rate, 2.6% dividend yield, 30% volatility, and a seven-year expected life.


NOTE 11--COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS FEI, a wholly-owned subsidiary of the Bank that was formerly involved in the acquisition and development of hotels, received a favorable judgement in a U.S. District Court in 1996 awarding it $1.1 million in compensatory damages, plus post-judgement interest on the damages, as well as filing fees and other court costs. The defendant in the action is a well capitalized money center bank that provided certain trust services relating to one of FEI's hotel joint ventures in the 1980's.

         In addition to this judgement, FEI also has a pending claim against the defendant for punitive damages which could substantially increase the final award, if any. A hearing on this claim was conducted in 1997; the Corporation does not know at this time when it will be informed of the court's decision with respect to this hearing. The defendant may appeal the initial judgement and/or may oppose any award of punitive damages. As a result, management of the Corporation is unable to determine the likelihood of a favorable outcome or reliably estimate the amount of the final award, if any. Accordingly, the Corporation has not recognized any portion of the current judgement or possible future punitive damages in its results of operations.

         The Corporation and its subsidiaries are also engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

         OTHER COMMITMENTS AND CONTINGENCIES At December 31, 1997, the Corporation had commitments to originate mortgage loans at market terms aggregating approximately $31.5 million which expire on various dates in 1998. At December 31, 1997, the Corporation also had commitments to fund $37.0 million in additional proceeds on construction loans. As of the same date the Corporation had approximately $3.9 million in commitments outstanding under standby letters of credit and $8.9 million in commitments outstanding under unused home equity lines of credit. Furthermore, the Corporation had commitments to sell approximately $51.2 million in mortgage loans to FHLMC, FNMA, and the FHLB at various dates in 1998.

NOTE 12--STOCKHOLDERS' EQUITY

         PREFERRED STOCK The Corporation is authorized to issue up to 5,000,000 shares of preferred stock, $.10 par value per share, although no such stock was outstanding at December 31, 1997. The Board of Directors of the Corporation is authorized to establish the voting powers, designations, preferences, or other special rights of such shares and the qualifications, limitations, and restrictions thereof. The preferred stock may be issued in distinctly designated series, may be convertible to common stock, and may rank prior to the common stock in dividend rights, liquidation preferences, or both.

         SHAREHOLDERS' RIGHTS PLAN In 1995, the Corporation's Board of Directors adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right on each outstanding share of common stock of the Corporation. However, the rights can only be exercised if a person or group acquires 20% or more of the common stock or announces a tender or exchange offer that would result in a 20% or greater position in the stock. Initially, each right will entitle shareholders to buy one one-hundredth share of the Corporation's preferred stock at a price of $50.00, subject to adjustment. Under certain circumstances, including the acquisition of beneficial ownership of 25% or more of the Corporation's common stock, holders of the Corporation's common stock, other than the acquirer, will be entitled to exercise the rights to purchase common stock from the Corporation having a value equal to two times the exercise price of the right. If the Corporation is acquired in a merger, share exchange, or other business combination in which the Corporation is not the survivor, after a person or group's acquisition of beneficial ownership of 20% or more of the common stock, rights holders will be entitled to purchase the acquirer's shares at a similar discount. Issuance of the rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the Corporation or its shareholders, and will not change the way in which the Corporation's shares are traded. The rights expire in ten years.

         STOCK REPURCHASE PLANS AND TREASURY STOCK In January of 1997 and 1996 the Corporation's Board of Directors authorized the repurchase of up to 459,526 and 492,000 shares of the Corporation's outstanding common stock, respectively (the "1997" and "1996" Plans", respectively). Such repurchases may be made from time to time in the open market during the next twelve months as conditions permit (both plans were extended for an additional twelve months in January
1998). Repurchased shares are held as treasury stock and are available for general corporate purposes.

         During 1997, 1996, and 1995, the Corporation repurchased 132,000, 697,200, and 71,250 shares under the 1996 Plan and a prior plan (the "1995 Plan"), which is no longer active. These shares were repurchased at an average cost of $21.73, $13.88, and $12.05 per share during 1997, 1996, and 1995, respectively. As of December 31, 1997, 23,550 shares remained to be purchased under the 1996 Plan and all of the shares remained under the 1997 Plan.

         During 1997, the Corporation reissued 120,165 shares of common stock out of treasury stock with an average cost basis of $21.28 per share. In general, these shares were issued upon the exercise of stock options by employees and directors of the Corporation. The Corporation uses the "last-in/first-out" method to determine the cost basis of shares removed from treasury stock.

         DIVIDEND RESTRICTIONS The ability of the Corporation to pay dividends will depend primarily upon the receipt of dividends from the Bank. The Bank may not declare or pay a cash dividend without regulatory approval if such dividend would cause its net capital to be reduced below either the amount required for the liquidation account or the current risk-based capital requirements imposed by the Office of Thrift Supervision ("OTS"). The Bank is a "Tier 1" association under current OTS regulations. As such, the Bank's dividend payments are limited to 100% of its net income during the year plus an amount that would reduce by one-half its excess risk-based regulatory capital as of the beginning of the year, or 75% of its net income during the most recent four-quarter period, whichever is greater.

         REGULATORY CAPITAL REQUIREMENTS Financial institutions such as the Bank are subject to minimum regulatory capital requirements as specified in federal banking law and supporting regulations. Failure of a financial institution to meet such requirements may subject the institution to certain mandatory--and possibly discretionary--actions on the part of its regulators (referred to as "prompt corrective actions"). Such actions, if undertaken, could severely restrict the activities of the institution. During each of the years ended December 31, 1997 and 1996, the Bank's regulatory capital was sufficient for it to be classified as "well capitalized" under the prompt corrective action provisions of the federal banking law and supporting regulations. Accordingly, the Bank is not subject to prompt corrective actions by its regulators.

         The following table summarizes the Bank's current regulatory capital in both percentage and dollar terms as of December 31, 1997 and 1996. It also summarizes the minimum capital levels that must be maintained by the Bank for it to be classified as "adequately capitalized" and "well capitalized" under the prompt corrective action provisions of federal banking law and supporting regulations.

                                                                         MINIMUM REQUIREMENTS
                                                                         TO BE CLASSIFIED AS...
                                                                -----------------------------------

                                                                      ADEQUATELY              WELL
DECEMBER 31, 1997                                                    CAPITALIZED       CAPITALIZED           ACTUAL
--------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                         4.0%              5.0%            6.39%
Tier 1 risk-based capital ratio                                               4.0%              6.0%           11.45%
Total risk-based capital ratio                                                8.0%             10.0%           12.23%

Tier 1 leverage ratio capital                                        $ 61,625,000      $ 77,031,000     $ 98,430,000
Tier 1 risk-based capital                                              34,394,000        51,591,000       98,430,000
Total risk-based capital                                               68,788,000        85,985,000      105,193,000
====================================================================================================================

DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                         4.0%              5.0%            6.13%
Tier 1 risk-based capital ratio                                               4.0%              6.0%           11.53%
Total risk-based capital ratio                                                8.0%             10.0%           12.47%

Tier 1 leverage ratio capital                                         $ 60,639,000     $ 75,799,000     $ 92,971,000
Tier 1 risk-based capital                                               32,246,000       48,370,000       92,971,000
Total risk-based capital                                                64,493,000       80,616,000      100,533,000
--------------------------------------------------------------------------------------------------------------------


NOTE 13--FAIR VALUES OF FINANCIAL INSTRUMENTS

         Fair values of financial instruments as of December 31 are as follows:

                                                                     1997                           1996
-------------------------------------------------------------------------------------------------------------------
                                                      CARRYING VALUE     FAIR VALUE  CARRYING VALUE     FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
Financial assets:
Cash and due from banks                               $   29,939,484 $   29,939,484  $   24,644,254 $   24,644,254
Interest-bearing deposits with banks                       7,113,756      7,113,756       2,456,901      2,456,901
Investment securities available for sale                  21,376,678     21,376,678      74,029,474     74,029,474
Mortgage-backed and related securities:
  Available for sale                                      47,895,297     47,895,297      61,875,130     61,875,130
  Held for investment                                    124,335,969    123,613,629     147,834,733    145,217,199
Loans held for sale                                       45,576,945     46,600,000      20,338,790     20,700,000
Loans held for investment, gross                       1,201,530,614  1,210,700,000   1,113,928,318  1,130,000,000
Federal Home Loan Bank stock                              13,811,300     13,811,300      18,823,200     18,823,200
Accrued interest receivable                               11,547,757     11,547,757      11,487,427     11,487,427

Financial liabilities:
Deposit liabilities                                   $1,146,533,896 $1,149,400,000  $1,024,092,887 $1,027,200,000
Federal Home Loan Bank advances and other borrowings     275,778,770    275,800,000     383,592,983    383,300,000
Advance payments by borrowers for taxes and
 insurance                                                 3,872,764      3,872,764       3,912,206      3,912,206
Accrued interest payable                                   2,030,153      2,030,153       2,432,796      2,432,796
===================================================================================================================

         Refer to Note 1 for the methods and assumptions used by the Corporation in estimating the fair value of financial instruments. The carrying value shown for loans held for investment excludes the impact of the Corporation's allowance for loan losses.

NOTE 14--PARENT COMPANY ONLY FINANCIAL INFORMATION


                                                                                                 DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION:                                                1997              1996
-------------------------------------------------------------------------------------------------------------------
Cash in bank                                                                        $    405,267      $    221,993
Interest-bearing deposits with subsidiary bank                                         2,757,648         2,415,879
Investment in subsidiary                                                             108,994,270        97,643,105
Other assets                                                                             236,485           195,821
-------------------------------------------------------------------------------------------------------------------
  Total assets                                                                      $112,393,670      $100,476,798
===================================================================================================================
Other borrowings                                                                    $  3,000,000      $  5,000,000
Other liabilities                                                                         32,324            62,440
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                    3,032,324         5,062,440
-------------------------------------------------------------------------------------------------------------------
Common stock                                                                             997,082           663,933
Additional paid-in capital                                                            35,537,146        35,580,114
Unearned restricted stock                                                              (211,006)         (414,392)
Valuation allowance                                                                    (664,999)       (2,450,764)
Retained earnings                                                                     84,548,291        72,569,092
Treasury stock, at cost                                                             (10,845,168)      (10,533,625)
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                         109,361,346        95,414,358
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                        $112,393,670      $100,476,798
===================================================================================================================


                                                                                       YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS:                                        1997             1996              1995
-------------------------------------------------------------------------------------------------------------------
Other income                                                        $    67,605      $   133,581       $   273,810
Other expense                                                           743,276          693,068           353,478
-------------------------------------------------------------------------------------------------------------------
  Loss before income taxes and equity in earnings of                   (675,671)        (559,487)          (79,668)
    subsidiary
Income tax benefit                                                      236,485          195,820            27,884
-------------------------------------------------------------------------------------------------------------------
  Loss before equity in earnings of subsidiary                         (439,186)        (363,667)          (51,784)
Equity in earnings of subsidiary                                     17,829,549       10,437,584        10,696,418
-------------------------------------------------------------------------------------------------------------------
  Net income                                                        $17,390,363      $10,073,917       $10,644,634
===================================================================================================================

                                                                                  YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS:                                       1997              1996              1995
-------------------------------------------------------------------------------------------------------------------
Net income                                                        $ 17,390,363      $ 10,073,917       $10,644,634
Equity in earnings of subsidiary                                   (17,829,550)      (10,437,583)      (10,696,418)
Other accruals and prepaids                                            (70,780)          (76,584)           97,243
-------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operations                              (509,967)         (440,250)           45,459
-------------------------------------------------------------------------------------------------------------------
Decrease (increase) in interest-bearing deposits with
  subsidiary bank                                                     (341,769)        4,449,181          (320,316)
Sale of investment securities                                                -                 -         2,311,367
Dividends received from subsidiary                                   9,500,000         8,000,000         6,250,000
Purchase of net assets of Rock Financial Corp.                               -                 -       (21,040,620)
Other, net                                                                   -            (3,200)          451,007
-------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                   9,158,231        12,445,981       (12,348,562)
-------------------------------------------------------------------------------------------------------------------
Proceeds from sale of common stock                                     484,179           194,225        13,551,631
Increase (decrease) in other borrowings                             (2,000,000)        1,000,000         4,000,000
Dividends paid to shareholders                                      (4,283,617)       (3,874,954)       (3,192,137)
Purchase of treasury stock                                          (2,868,938)       (9,674,875)         (858,750)
Other, net                                                             203,386           238,637        (1,333,492)
-------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                  (8,464,990)      (12,116,967)       12,167,252
-------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash in bank                              183,274          (111,236)         (135,851)
Cash at beginning of period                                            221,993           333,229           469,080
-------------------------------------------------------------------------------------------------------------------
  Cash in bank at end of period                                   $     405,267     $    221,993       $   333,229
===================================================================================================================

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

         The Corporation maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Corporation's management and Board of Directors regarding the preparation of reliable published annual and interim financial statements. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. However, even an effective internal control system, no matter how well designed, has inherent limitations--including the possibility of circumvention or overriding of controls--and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

         The Corporation assessed its internal control system as of December 31, 1997, in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Corporation believes that, as of December 31, 1997, its system of internal control over the preparation of its published annual and interim financial statements met those criteria.




/s/Thomas W. Schini                   /s/Jack C. Rusch                         /s/Michael W. Dosland
Thomas W. Schini                      Jack C. Rusch                            Michael W. Dosland
Chairman of the Board and             Executive Vice President and             Vice President and Controller
Chief Executive Officer               Chief Financial Officer


REPORT OF INDEPENDENT AUDITORS

         We have audited the accompanying consolidated statements of financial condition of First Federal Capital Corp as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Federal Capital Corp at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                              Ernst & Young LLP
Milwaukee, Wisconsin
January 23, 1998

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)


Dollars in thousands, except for per share      DEC.    SEPT.     JUNE    MARCH     DEC.    SEPT.     JUNE    MARCH
amounts                                         1997     1997     1997     1997     1996     1996     1996     1996
--------------------------------------------------------------------------------------------------------------------
Interest on loans                            $25,349  $25,138  $24,153  $23,302  $22,736  $21,080  $19,963  $20,008
Interest on mortgage-backed and related
  securities                                   2,817    2,965    3,128    3,215    3,371    3,539    3,710    3,873
Interest and dividends on investments            889    1,245    1,335    1,440    1,511    1,369    1,353    1,461
--------------------------------------------------------------------------------------------------------------------
  Total interest income                       29,055   29,347   28,617   27,956   27,619   25,988   25,027   25,343
--------------------------------------------------------------------------------------------------------------------
Interest on deposits                          13,718   13,076   12,377   11,978   11,880   11,668   11,486   11,456
Interest on borrowings                         3,924    4,929    5,090    5,172    4,885    4,242    3,734    4,333
--------------------------------------------------------------------------------------------------------------------
  Total interest expense                      17,643   18,005   17,467   17,150   16,765   15,910   15,220   15,789
--------------------------------------------------------------------------------------------------------------------
  Net interest income                         11,413   11,342   11,150   10,806   10,854   10,078    9,806    9,554
Provision for loan losses                        164      123      132      121        -        -        -        -
--------------------------------------------------------------------------------------------------------------------
  Net interest income after provision         11,249   11,220   11,019   10,685   10,854   10,078    9,806    9,554
--------------------------------------------------------------------------------------------------------------------
Gain on sale of loans                          2,155    2,438      992      789      873      777    1,134    1,547
Loss on sale of investments                        -     (628)     (43)     (55)     (59)     (62)    (136)     (54)
Other non-interest income                      4,859    4,691    4,676    4,364    4,110    4,401    3,958    3,288
--------------------------------------------------------------------------------------------------------------------
  Total non-interest income                    7,014    6,501    5,625    5,153    4,924    5,116    4,956    4,835
--------------------------------------------------------------------------------------------------------------------
FDIC special assessment                            -        -        -        -        -    5,941        -        -
Other non-interest expense                    10,603   10,134    9,747    9,712    9,647    9,631    9,537    9,488
--------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                  10,603   10,134    9,747    9,712    9,647   15,572    9,537    9,488
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes                   7,660    7,587    6,897    6,125    6,131     (377)   5,225    4,901
Income tax expense                             2,927    2,896    2,688    2,367    2,322     (317)   1,969    1,832
--------------------------------------------------------------------------------------------------------------------
  Net Income                                 $ 4,733  $ 4,691  $ 4,209  $ 3,758  $ 3,809     ($60)  $3,256  $ 3,069
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Income before FDIC special assessment        $ 4,733  $ 4,691  $ 4,209  $ 3,758  $ 3,809  $ 3,515  $ 3,256  $ 3,069
FDIC special assessment, net of income
    taxes                                          -        -        -        -        -    3,575        -        -
--------------------------------------------------------------------------------------------------------------------
  Net Income                                 $ 4,733  $ 4,691  $ 4,209  $ 3,758  $ 3,809     ($60) $  3,256 $ 3,069
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
  Income before FDIC special assessment      $  0.48  $  0.48  $  0.43  $  0.38  $  0.38  $  0.36  $  0.32    $0.30
  FDIC special assessment, net of income
   taxes                                           -        -        -        -        -    (0.36)       -        -
--------------------------------------------------------------------------------------------------------------------
    Net income                               $  0.48  $  0.48  $  0.43  $  0.38  $  0.38  $  0.00  $  0.32    $0.30
====================================================================================================================
Dividends paid per share                     $ 0.120  $ 0.120   $0.120  $ 0.107  $ 0.107  $ 0.107   $0.107   $0.093
====================================================================================================================
Stock price at end of period                 $ 33.88  $ 29.00   $24.50  $ 18.67  $ 15.67  $ 15.00   $13.50   $13.33
====================================================================================================================
High stock price during period               $ 34.00  $ 29.00   $24.50  $ 19.67   $16.17  $ 15.33   $14.83   $13.67
====================================================================================================================
Low stock price during period                $ 25.00  $ 23.00   $16.83  $ 15.67   $15.00  $ 13.00   $13.50   $12.33
====================================================================================================================


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from pages 5 to 6 and page 8 of the definitive proxy statement of the Corporation dated March 20, 1998.


ITEM 11--EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from pages 11 to 20 of the definitive proxy statement of the Corporation dated March 20, 1998.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from pages 9 to 10 of the definitive proxy statement of the Corporation dated March 20, 1998.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from page 22 of the definitive proxy statement of the Corporation dated March 20, 1998.


                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) The following financial statements are included herein under Part II, Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Condition at December 31, 1997 and 1996

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

Notes to Audited Consolidated Financial Statements

Report of Management

Report of Independent Auditors

 (2) All financial statement schedules required under this item are omitted because the required information is either not applicable or the required information is included in the Audited Consolidated Financial Statements or in the notes thereto.

(3) Exhibit Index.

No.     Exhibit Description

3.1     Articles of Incorporation (1)
3.2     Bylaws, as amended (7)
4.1     Specimen stock certificate (1)
4.2     Rights Agreement, dated as of January 24, 1995 (1)
10.1    1989 Stock Incentive Plan (1)
10.2    1989 Directors' Stock Option Plan, as amended (2)
10.3    1992 Stock Incentive Plan (3)
10.4    1992 Stock Option and Incentive Plan (3)
10.5    Rock Financial Corp. 1992 Stock Option and Incentive Plan (4)
10.6    1997 Stock Option and Incentive Plan (7)
10.7    Employee Stock Ownership Plan (1)
10.8 Employment agreements between the Bank and the following executive officers:
          a) Thomas W. Schini (5)
          b) Bradford R. Price (1)
          c) Jack C. Rusch (1)
          d) Joseph M. Konradt (1)
          e) Milne J. Duncan (1)
          f) Robert P. Abell (1)
          g) Jeffrey J. Johnson (6)
10.9    Employment agreement between the Bank and John T. Bennett (6)
10.10   First Federal of La Crosse Directors' Deferred Compensation Plan (1)
10.11   First Federal of La Crosse Annual Incentive Bonus Plan (1)
10.12   First Federal of La Crosse Incentive Bonus Plan for Group Life
        Insurance (1)
10.13   First Federal of Madison Deferred Compensation Plan for Directors (1)
11.1 Computation of Earnings Per Share--Reference is made to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"
13.1    1997 President's Message (8)
21.1 Subsidiaries of the Registrant--Reference is made to Part I, Item 1, "Business--Subsidiaries"
23.1    Consent of Ernst & Young LLP (7)
27.1    Financial Data Schedule (7)
99.1    1997 Proxy Statement (7)

(1) Incorporated herein by reference to exhibits filed with the Corporation's Form S-1 Registration Statement declared effective by the SEC on September 8, 1989 (Registration No. 33-98298-01).
(2) Incorporated herein by reference to exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the SEC on March 30, 1990.
(3) Incorporated herein by reference to the Corporation's definitive proxy statement dated March 11, 1992.
(4) Incorporated herein by reference to exhibits filed with the Corporation's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on December 26, 1995 (Registration No. 33-98298-01)
(5) Incorporated herein by reference to the exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the SEC on March 30, 1995.
(6) Incorporated herein by reference to exhibits filed with the Corporation's Form S-4 Registration Statement declared effective by the SEC on October 18, 1995 (Registration No. 33-98298-01).
(7) Filed herewith.
(8) Filed in paper format pursuant to Rule 101(b) of Regulation S-T.

(b) The Corporation filed no reports on Form 8-K during the fourth quarter of 1997.

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

                                               FIRST FEDERAL CAPITAL CORP

February 28, 1998                              By: /s/Thomas W. Schini
                                               Thomas W. Schini
                                               President, Chairman of
                                               the Board, and Chief
                                               Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas W. Schini                                      February 28, 1998
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
(principal executive officer)


/s/ Dale A. Nordeen                                       February 28, 1998
Dale A. Nordeen
Vice Chairman of the Board


/s/ Marjorie A. Davenport                                 February 28, 1998
Marjorie A. Davenport
Director


/s/ Henry C. Funk                                         February 28, 1998
Henry C. Funk
Director


/s/ John F. Leinfelder                                    February 28, 1998
John F. Leinfelder
Director


/s/ Richard T. Lommen                                     February 28, 1998
Richard T. Lommen
Director


/s/ Patrick J. Luby                                       February 28, 1998
Patrick J. Luby
Director

/s/ David C. Mebane                                       February 28, 1998
David C. Mebane
Director


/s/ Phillip J. Quillin                                    February 28, 1998
Phillip J. Quillin
Director


/s/ Don P. Rundle                                         February 28, 1998
Don P. Rundle
Director


/s/ Jack C. Rusch                                         February 28, 1998
Jack C. Rusch
Executive Vice President and
Chief Financial Officer
(principal financial officer)


/s/ Michael W. Dosland                                    February 28, 1998
Michael W. Dosland
Vice president and Controller
(principal accounting officer)