Form 10-Q
period 1998-03-31
FIRST FEDERAL CAPITAL CORP
filed 1998-05-12
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from....................................to......................................

Commission file number...................................................0-18046


                           FIRST FEDERAL CAPITAL CORP
             (Exact name of Registrant as specified in its charter)


WISCONSIN                                                        39-1651288
(State or other jurisdiction                                   (IRS employer
of incorporation or organization)                             identification)


605 STATE STREET
LA CROSSE, WISCONSIN                                               54601
(Address of principal executive office)                         (Zip code)


       Registrant's telephone number, including area code: (608) 784-8000


                                 NOT APPLICABLE
              (Former name, former address, and former fiscal year,
                          if changed since last report)


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

Class: COMMON STOCK--$.10 PAR VALUE Outstanding as of May 1, 1998: 9,255,657 (EXCLUDES 715,158 SHARES HELD AS TREASURY STOCK)

                           FORM 10-Q TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION                                              Page

        Item 1--Financial Statements .......................................2

        Item 2--Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................7


PART II--OTHER INFORMATION

        Item 1--Legal Proceedings..........................................16

        Item 2--Changes in Securities......................................16

        Item 3--Defaults Upon Senior Securites.............................16

        Item 4--Submission of Matters to Vote of Security Holders..........16

        Item 5--Other Information..........................................16

        Item 6--Exhibits and Reports on Form 8-K...........................16


SIGNATURES.................................................................17

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 1998, and December 31, 1997

                                                                                      MARCH 31       DECEMBER 31
                                                                                        1998             1997
ASSETS                                                                               (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                           $   28,126,691   $   29,939,484
Interest-bearing deposits with banks                                                  59,108,383        7,113,756
Investment securities available for sale, at fair value                               10,464,263       21,376,678
Mortgage-backed and related securities:
  Available for sale, at fair value                                                   45,000,572       47,895,297
  Held for investment, at cost (fair value of $117,315,067  and $123,613,629,        117,734,484      124,335,969
respectively)
Loans held for sale                                                                   77,142,548       45,576,945
Loans held for investment, net                                                     1,163,827,764    1,193,893,087
Federal Home Loan Bank stock                                                          16,350,700       13,811,300
Accrued interest receivable, net                                                      11,941,961       11,547,757
Office properties and equipment                                                       24,593,648       24,243,132
Mortgage servicing rights, net                                                        18,293,527       16,290,903
Intangible assets                                                                      5,800,701        5,921,443
Other assets                                                                           1,910,145        2,348,647
-----------------------------------------------------------------------------------------------------------------

  Total assets                                                                    $1,580,295,387   $1,544,294,398
-----------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                               $1,206,965,157   $1,146,533,896
Federal Home Loan Bank advances and other borrowings                                 241,896,867      275,778,770
Advance payments by borrowers for taxes and insurance                                  5,232,991        3,872,764
Accrued interest payable                                                               2,063,114        2,030,153
Other liabilities                                                                     10,820,537        6,717,469
------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                1,466,978,666    1,434,933,052
------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                 -                -
Common stock, $.10 par value, 20,000,000 shares authorized, 9,970,815 and
9,970,815 shares issued and outstanding, respectively, including 713,185
and 780,285 shares of treasury stock, respectively                                       997,082          997,082
Additional paid-in capital                                                            35,537,146       35,537,146
Retained earnings                                                                     88,100,961       84,548,291
Treasury stock, at cost                                                               (9,745,333)     (10,845,168)
Unearned restricted stock                                                             (1,051,113)        (211,006)
Non-owner asjustments to equity, net                                                    (522,022)        (664,999)
------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                         113,316,721      109,361,346
------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                      $1,580,295,387   $1,544,294,398
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 1998 and 1997


                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                ---------------------------------
                                                                                      1998               1997
                                                                                   (UNAUDITED)       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
Interest on loans                                                               $   25,783,220     $   23,301,502
Interest on mortgage-backed and related securities                                   2,616,810          3,214,940
Interest and dividends on investments                                                1,249,826          1,439,878
-----------------------------------------------------------------------------------------------------------------
  Total interest income                                                             29,649,856         27,956,320
-----------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                     13,768,513         11,978,361
Interest on FHLB advances and other borrowings                                       3,949,700          5,172,125
-----------------------------------------------------------------------------------------------------------------
  Total interest expense                                                            17,718,213         17,150,486
-----------------------------------------------------------------------------------------------------------------
  Net interest income                                                               11,931,643         10,805,834
Provision for loan losses                                                               53,188            120,840
-----------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                               11,878,455         10,684,994
-----------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                              3,252,340          2,806,212
Commissions on annuity and insurance sales                                             353,216            615,870
Loan servicing fees                                                                 (1,165,502)           578,764
Gain on sales of loans                                                               3,820,023            789,030
Loss on sales of investment securities                                                       -            (54,555)
Other income                                                                           537,403            417,392
-----------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                          6,797,480          5,152,713
-----------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                   5,689,498          5,150,388
Occupancy and equipment                                                              1,704,119          1,817,690
Advertising and marketing                                                              489,339            485,614
Federal deposit insurance premiums                                                     176,673            162,094
Other expenses                                                                       2,842,536          2,096,709
-----------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                        10,902,165          9,712,495
-----------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                         7,773,770          6,125,212
Income tax expense                                                                   2,974,877          2,367,446
-----------------------------------------------------------------------------------------------------------------

  Net income                                                                    $    4,798,893     $    3,757,766
-----------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
-----------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                      $         0.48     $         0.38
Basic earnings per share                                                                  0.52               0.41
Dividends paid per share                                                                  0.12              0.107
-----------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 1998 and 1997

                                    COMMON
                                 STOCK AND
                                ADDITIONAL                                  UNEARNED     NON-OWNER
                                   PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                          CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996   $36,244,047   $72,569,092  ($10,533,625)    ($414,392)  ($2,450,764)  $ 95,414,358
                                                                                                     ------------
Net income                                     3,757,766                                                3,757,766
Securities valuation
adjustment,
  net of income taxes                                                                      (36,640)       (36,640)
                                                                                                     ------------
Net income and non-owner
  adjustments to equity                                                                                 3,721,126
                                                                                                     ------------
Dividends paid                                  (979,527)                                                (979,527)
Exercise of stock options          215,589                                                                215,589
Purchase of treasury stock                                  (1,206,438)                                (1,206,438)
Amortization of restricted stock                                              93,343                       93,343
-----------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997      $36,459,636   $75,347,331  ($11,740,063)    ($321,049)  ($2,487,404)  $ 97,258,451
-----------------------------------------------------------------------------------------------------------------


UNAUDITED
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997   $36,534,228   $84,548,291  ($10,845,168)    ($211,006)    ($664,999)  $109,361,346
                                                                                                     ------------
Net income                                     4,798,893                                                4,798,893
Securities valuation
adjustment,
  net of income taxes                                                                      142,977        142,977
                                                                                                     ------------
Net income and non-owner
  adjustments to equity                                                                                 4,941,870
                                                                                                     ------------
Dividends paid                                (1,108,072)                                              (1,108,072)
Exercise of stock options                       (523,187)      633,371                                    110,184
Restricted stock award                           385,036       626,464    (1,011,500)                           -
Purchase of treasury stock                                    (160,000)                                  (160,000)
Amortization of restricted stock                                             171,393                      171,393
-----------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998      $36,534,228   $88,100,961   ($9,745,333)  ($1,051,113)    ($522,022)   113,316,721
-----------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1998 and 1997

                                                                                THREE MONTHS ENDED MARCH 31
                                                                            -------------------------------
                                                                                 1998               1997
                                                                              (UNAUDITED)       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                $   4,798,893    $   3,757,766
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                252,441          119,394
    Net loan costs deferred                                                      (347,978)        (203,883)
    Depreciation and amortization                                               3,420,456        1,582,313
    Gains on sales of loans, and other investments                             (3,820,023)        (734,475)
    Increase in accrued interest receivable                                      (394,204)        (702,215)
    Increase in accrued interest payable                                           32,961           90,137
    Increase in current and deferred income taxes                               2,520,755        1,971,946
    Other accruals and prepaids, net                                             (546,934)        (433,020)
----------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales        5,916,367        5,447,963
  Loans originated for sale                                                  (215,030,683)     (40,632,469)
  Sales of loans originated for sale                                          174,592,789       43,320,971
----------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                                  (34,521,527)       8,136,465
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                            (51,994,627)      (4,504,068)
  Sales of investment securities                                                        -        3,001,571
  Maturities of investment securities                                          10,864,439        3,488,882
  Principal payments on mortgage-backed and related securities held for         6,594,945        4,462,985
      investment
  Principal payments on mortgage-backed and related securities available        3,134,716        3,690,564
      for sale
  Loans originated for investment                                            (112,678,168)     (93,387,284)
  Loan principal repayments                                                   105,408,005       65,101,850
  Sales of loans originated for investment                                     43,057,590        3,270,298
  Sales of real estate                                                          3,024,983           55,200
  Additions to office properties and equipment                                   (974,519)        (912,777)
  Purchases of mortgage servicing rights                                         (454,774)        (145,564)
  Other, net                                                                   (2,113,450)        (214,889)
----------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                            3,869,140      (16,093,232)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                          60,431,261       29,630,355
  Long-term advances from Federal Home Loan Bank                               75,000,000       25,000,000
  Repayment of long-term Federal Home Loan Bank advances                      (16,580,000)    (127,776,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings     (81,300,000)      84,333,000
  Decrease in other borrowings                                                (11,001,903)          (1,686)
  Increase in advance payments by borrowers for taxes and insurance             1,360,227        1,189,544
  Proceeds from sale of common stock                                              110,184           56,829
  Purchase of treasury stock                                                     (160,000)      (1,206,438)
  Dividends paid                                                               (1,108,072)        (979,527)
  Other, net                                                                    2,087,897         (670,738)
----------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                  28,839,594        9,575,339
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                             (1,812,793)       1,618,572
Cash and due from banks at beginning of period                                 29,939,484       24,644,254
----------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                $  28,126,691    $  26,262,826
----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                  $  29,255,653    $  27,254,105
  Interest paid on deposits and borrowings                                     17,685,252       17,060,349
  Income taxes paid                                                               425,000          398,000
----------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts and balances of First Federal Capital Corp (the "Corporation"), First Federal Savings Bank La Crosse-Madison (the "Bank"), and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 1998, may not necessarily be indicative of the results which may be expected for the entire year ending December 31, 1998.

Certain 1997 balances have been reclassified to conform with the 1998 presentation.

NOTE 3--CONTINGENCIES

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

         In addition to this judgement, FEI also has a pending claim against the defendant for punitive damages, which could substantially increase the final award, if any. A hearing on this claim was conducted in 1997; the Corporation does not know at this time when it will be informed of the court's decision with respect to this hearing. The defendant may appeal the initial judgement and oppose any award of punitive damages. As a result, management of the Corporation is unable to determine the likelihood of a favorable outcome or reliably estimate the amount of the final award, if any. Accordingly, the Corporation has not recognized any portion of the current judgement or possible future punitive damages in its results of operations.

         The Corporation and its subsidiaries are also engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's net income for the three months ended March 31, 1998 and 1997, was $4.8 million or $0.48 per diluted share and $3.8 million or $0.38 per diluted share, respectively. These amounts represented a return on average assets of 1.21% and 0.99%, respectively, and a return on average equity of 17.15% and 15.73%, respectively.

         The improvement in net income from 1997 to 1998 was primarily attributable to a $3.0 million increase in gain on sales of loans. Also contributing, however, were a $1.1 million increase in net interest income and a $446,000 increase in retail banking fees. These favorable developments were partially offset by a $1.7 million decline in loan servicing fees and a $263,000 decline in commissions on annuity and insurance sales. Also, compensation and employee benefits increased by $539,000 and other non-interest expense increased by $746,000.

         The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of net income during the three month periods ended March 31, 1998 and 1997.

         NET INTEREST INCOME Net interest income increased by $1.1 million or 10.4% during the three months ended March 31, 1998, as compared to the same period in the previous year. Net income was favorably impacted by a $69.5 million or 4.8% increase in the Corporation's average interest-earning assets. The principal source of this growth was in consumer loans and commercial and residential real estate loans. This growth was primarily funded by increases in deposit liabilities, including non-interest-bearing deposits.

         Also contributing to the increase in net interest income in 1998 was a modest increase in the Corporation's average interest rate spread. Management attributes this increase to a higher percentage of interest-earning assets invested in mortgage and consumer loans, which generally earn higher yields than the Corporation's other interest-earning assets. These developments were partially offset by an increase in the average cost of the Corporation's interest-bearing liabilities, due to more competitive rate offerings on deposit liabilities.

         The table on the following page sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three months ended March 31, 1998 and 1997.

Dollars in thousands                     THREE MONTHS ENDED MARCH 31, 1998       THREE MONTHS ENDED MARCH 31, 1997
-------------------------------------------------------------------------------------------------------------------
                                         AVERAGE                   YIELD/          AVERAGE                   YIELD/
                                         BALANCE     INTEREST        COST          BALANCE     INTEREST        COST
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans      $    607,374    $  11,946        7.87%      $  582,616    $  11,575        7.95%
  Commercial real estate loans           272,881        6,071        8.90          241,402        5,164        8.56
  Consumer loans                         368,326        7,766        8.43          308,713        6,563        8.50
-------------------------------------------------------------------------------------------------------------------
    Total loans                        1,248,581       25,783        8.26        1,132,731       23,302        8.23
Mortgage-backed and related              168,952        2,617        6.20          206,724        3,215        6.22
    securities
Investment securities                     13,259          216        6.52           69,755        1,038        5.95
Interest-bearing deposits with            57,350          773        5.39            6,135           82        5.32
    banks
Other earning assets                      15,968          261        6.53           19,278          320        6.64
-------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets      1,504,110       29,650        7.89        1,434,623       27,956        7.79
Non-interest-earning assets:
  Office properties and equipment         24,386                                    26,339
  Other assets                            61,466                                    53,789
-------------------------------------------------------------------------------------------------------------------
    Total assets                    $  1,589,962                                $1,514,751
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts          $     89,454    $     445        1.99%      $   86,864    $     433        2.00%
  Checking accounts                       53,806          130        0.97           51,844          127        0.98
  Money market accounts                  143,821        1,551        4.31          139,897        1,517        4.34
  Certificates of deposit                779,476       11,643        5.97          675,755        9,901        5.86
-------------------------------------------------------------------------------------------------------------------
    Total deposits                     1,066,557       13,769        5.16          954,360       11,978        5.02
FHLB advances                            284,032        3,877        5.46          364,466        5,011        5.50
Other borrowings                           7,703           72        3.74           13,638          161        4.72
-------------------------------------------------------------------------------------------------------------------
    Total interest-bearing             1,358,292       17,718        5.22        1,332,464       17,150        5.15
    liabilities
Non-interest-bearing liabilities:
  Non-interest-bearing deposits          106,167                                    77,144
  Other liabilities                       13,606                                     9,587
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                  1,478,065                                 1,419,195
Stockholders' equity                     111,898                                    95,556
-------------------------------------------------------------------------------------------------------------------
    Total liabilities and           $  1,589,962                                $1,514,751
    stockholders' equity
-------------------------------------------------------------------------------------------------------------------
Net interest income                                 $  11,932                                 $  10,806
-------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                 2.67%                                     2.65%
-------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of
average earning assets                                               3.17%                                     3.01%
-------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
average interest-bearing liabilities                               110.74%                                   107.67%
-------------------------------------------------------------------------------------------------------------------

         PROVISION FOR LOAN LOSSES Due to growth in the Corporation's loan portfolio in recent years, management of the Corporation elected to record provisions for loan losses during the three-month periods ended March 31, 1998 and 1997. In general, the provisions recorded during both periods approximated the Corporation's actual charge-off activity during the periods. Management of the Corporation expects the provision for the remainder of 1998 to also approximate actual charge-off activity, although there can be no assurances.

         As of March 31, 1998 and December 31, 1997, the Corporation's allowance for loan losses was $7.6 million or 0.66% and 0.64% of loans held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended March 31, 1998 and 1997, was $6.8 million and $5.2 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1997 to 1998.

         Retail banking fees and service charges increased by $446,000 or 15.9% during the three months ended March 31, 1998, as compared to the same period in the previous year. The increase in both periods was due in part to 10.4% growth since December 31, 1996, in the number of checking accounts serviced by the Corporation.

Approximately 20% of this growth came from retail banking offices opened in 1997 and 1998 (refer to "Results of Operations--Non-Interest Expense" for additional discussion). Also contributing to the growth in retail banking fees in the most recent period was a $113,000 or approximately 60% increase in fee income from customers' use of debit cards and a $121,000 or approximately 25% increase in fees from customers' use of ATMs. The Corporation introduced debit cards to its checking account customers during the last quarter of 1996. The Corporation increased the number of ATMs it operates in 1997 and 1998 as a result of changes in the rules governing ATM surcharges, which permitted the Corporation to increase fee revenue from ATMs. The Corporation intends to increase the number of ATMs it operates by approximately 10 to 15% in 1998, although there can be no assurances.

         Commissions on annuity and insurance sales decreased by $263,000 or approximately 45% during the three months ended March 31, 1998, as compared to the same period in the previous year. The Corporation's current sources of commission revenues are primarily from sales of tax-deferred annuity contracts, credit life insurance policies, and mortgage loan insurance policies. The decline in 1998 was primarily attributable to the receipt in the first quarter of 1997 of a large annual bonus on the sale of credit life insurance polices; a similar bonus was not received in 1998. Also contributing to the decline in 1998 were decreased commissions on sales of tax-deferred annuities--primarily as a result of a generally lower interest rate environment, which tends to make tax-deferred annuities less attractive to customers.

         Loan servicing fees declined by $1.7 million from $579,000 during the three months ended March 31, 1997, to $(1.2) million during the same period in 1998. The decrease in 1998 was caused by a significant decline in the carrying value of the Corporation's mortgage servicing rights. A declining interest rate environment in late 1997 and early 1998 resulted in an increase in mortgage refinance activity, which translated into increased loan prepayments during the first quarter of 1998. As a result of such prepayments, the Corporation recorded a $2.0 million decline in the estimated carrying value of its mortgage servicing rights during the first quarter of 1998. This compared to a decline of only $150,000 in the first quarter of 1997. Subsequent to March 31, 1998, interest rates have remained at low levels. If this environment continues, or if interest rates decline further, the Corporation may be required to record additional losses on the carrying value of its mortgage servicing rights.

         Excluding the effects of the aforementioned declines in carrying value of mortgage servicing rights, loan servicing fees would have increased by $106,000 or 14.5% during the three months ended March 31, 1998, as compared to the same period in the previous year. This increase was attributable to a $298.6 million or 24.9% increase in mortgage loans serviced for others since March 31, 1997.

         Gains on sales of mortgage loans increased by $3.0 million from $789,000 during the three months ended March 31, 1997, to $3.8 million during the same period in 1998. This improvement was primarily attributable to a $171.1 million or approximately 350% increase in the Corporation's mortgage loan sales. This increase was due to a declining interest rate environment that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans to fixed-rate, both of which are generally sold in the secondary market. Subsequent to March 31, 1998, interest rates have remained at low levels. If this environment continues, or if interest rates decline further, the Corporation is likely to continue to experience high levels of refinance activity, as well as increased conversions by borrowers of their adjustable-rate loans into fixed-rate loans. Such activity is expected to result in high levels of gains on sales of mortgage loans, although there can be no assurances. To a certain extent, such gains are expected to be offset by declines in the carrying value of the Corporation's mortgage servicing rights, as previously described.

         Other income increased by $120,000 or approximately 30% during the three months ended March 31, 1998, as compared to the same period in the previous year. This increase was due in part to an increase in fees received on loans originated as agent for the Wisconsin State Veterans Administration ("State VA") and the Wisconsin Housing and Economic Development Authority ("WHEDA"). Also contributing was increased fee income from customers that converted their adjustable-rate mortgage loans to fixed rate loans, as previously described.

         NON-INTEREST EXPENSE Non-interest expense for the three-month periods ended March 31, 1998 and 1997, was $10.9 million and $9.7 million, respectively. Non-interest expense as a percent of average assets during these periods was 2.69% and 2.57%, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1997 to 1998.

         Compensation and employee benefits increased by $539,000 or 10.5% during the three months ended March 31, 1998, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to general growth in the number of banking facilities operated by the Corporation. Since December 31, 1996, the Corporation has opened eight retail banking facilities and one loan production facility. The Corporation also closed one retail banking facility in 1997. During the remainder of 1998, the Corporation intends to open or acquire up to six additional retail banking facilities, although there can be no assurances.

         Also contributing to the increase in compensation and employee benefits, was an increase in commissions paid in the Corporation's Residential Lending Division, due primarily to increased originations of mortgage loans, as previously described.

         As of March 31, 1998, the Corporation had 718 full-time equivalent employees. This compares to 690 and 651 as of December 31, 1997, and March 31, 1996, respectively.

         Occupancy and equipment expense decreased by $114,000 or 6.2% during the three months ended March 31, 1998, as compared to the same period in the previous year. This increase was principally due to lower real estate and personal property taxes due to reassessments initiated by the Corporation. Also contributing was a mild winter, which resulted in lower utility and general maintenance expenditures.

         Other non-interest expenses increased by $746,000 or approximately 35% during the three months ended March 31, 1998, as compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which were a $200,000 increase in provision for real estate losses and a $237,000 increase in real estate operating expenses. These increases were caused by the foreclosure and subsequent resale of a 248-unit apartment complex located in Indianapolis, Indiana, which had originally secured a $3.0 million mortgage loan. The Corporation agreed to lend $2.8 million to the new borrower to finance the sale of the property and also committed an additional $2.0 million in funding for purposes of refurbishing the property. The new borrower was also required to contribute $1.1 million towards the refurbishing. In addition to the loss on the sale, the Corporation incurred significant operating expenses during the short time it owned the property, which was the primary reason for the significant increase in real estate operating expenses during the quarter.

         Also contributing to the increase in other non-interest expense during the three months ended March 31, 1998, were increased costs related to ATMs and debit cards, increased office supply costs, and increased communication costs. All of these increases are related to growth in the Corporation's customer base and its office network, as previously described.

         INCOME TAX EXPENSE Income tax expense for the three months ended March 31, 1998 and 1997, was $3.0 million and $2.4 million, respectively, or 38.3% and 38.7% of pretax income, respectively.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $36.0 million or 2.3% during the three months ended March 31, 1998. This increase was primarily the result of a $52.0 increase in overnight investments and a $31.6 million increase in loans held for sale. These increases were funded by a $60.4 million or 5.3% increase in deposit liabilities, as well as the cash flows from a $30.1 million or 2.5% decline in loans held for investment and a $20.4 million or 10.5% aggregate decline in mortgage-backed and investment securities. These funding sources were also used to pay down $33.9 million in advances from the Federal Home Loan Bank of Chicago (the "FHLB").

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB and fed funds sold, increased by $52.0 million from $7.1 million at December 31, 1997, to $59.1 million at March 31, 1998. This increase was caused by the temporary investment of cash flows from deposit liabilities, loans held for investment, and mortgage-backed and investment securities, as described in the previous paragraph. The

Corporation fully expects to use its overnight investments to repay short-term FHLB advances as they mature in coming months. However, overnight investments may also be used to invest in longer-term, higher-yielding assets if such opportunities present themselves.

         INVESTMENT SECURITIES The Corporation's investment securities available for sale decreased by $10.9 million or approximately 50% during the three months ended March 31, 1998. This decrease was due to the maturity of a number of investment securities during the period. The proceeds from such maturities were generally reinvested in overnight investments, as previously described.

         Historically, the primary purpose of the Corporation's investment securities portfolio has been to meet liquidity requirements imposed on the Bank by the Office of Thrift Supervision ("OTS"). During the fourth quarter of 1997, however, the OTS modified its regulatory liquidity requirements for thrift institutions. As a result of such modifications, the investment securities the Bank is required to hold for regulatory liquidity purposes were substantially reduced. Accordingly, the Bank anticipates that it will not need to maintain a portfolio of investment securities in the future that is as large as it has been in the past, although there can be no assurances.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios decreased by $9.5 million or 5.5% during the three months ended March 31, 1998. This decrease was principally due to the normal periodic amortization of the mortgage loans that support these types of securities. The proceeds from such amortization were generally reinvested in overnight investments as previously described. There were no purchases of mortgage-backed and related securities during the period.

         LOANS HELD FOR SALE The Corporation's loans held for sale increased by $31.6 million or approximately 70% during the three months ended March 31, 1998. This increase was due to a declining interest rate environment during late 1997 and early 1998 that increased consumer demand for fixed-rate mortgage loans and resulted in increased conversions of adjustable-rate loans into fixed-rate loans, as previously described. Both of these categories of loans are classified as "held for sale" until the date of sale, which typically occurs within 30 to 60 days of origination and/or conversion.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment decreased by $30.0 million or 2.5% during the three months ended March 31, 1998. This decrease occurred principally in the Corporation's single-family residential loan portfolio, which declined as the result of increased conversions of adjustable-rate loans into fixed-rate loans, as previously described. Subsequent to March 31, 1998, interest rates have remained at low levels. If this environment continues, or if interest rates decline further, the Corporation may experience additional declines in its single-family residential loans held for investment.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $60.4 million or 5.3% during the three months ended March 31, 1998. This growth was due in part to a popular CD program that was offered to customers during the period. Management also attributes the growth in deposit liabilities to the combined effects of the Corporation's competitive interest rate offerings, its expansion efforts in recent years, its convenient banking locations, and the strong local economies in its market areas. Management expects these trends to continue in the immediate future, resulting in continued modest growth in the Corporation's deposit liabilities, although there can be no assurances.

         Also contributing to the increase in deposit liabilities was a $21.9 million increase in the amount the Corporation holds as custodian for third-party investors in loans serviced by the Corporation. These deposits increased as a result of significant loan prepayment activity, which was brought about by a low interest rate environment, as previously described. Management expects these deposits to return to more reasonable levels as prepayment activity slows in the future. However, there can be no assurances.

         FHLB ADVANCES AND OTHER BORROWINGS The Corporation's FHLB advances and other borrowings decreased by $33.9 million or 12.3% during the three months ended March 31, 1998. This decrease was funded by growth in deposit liabilities, as described in the previous paragraph. Management expects FHLB advances to continue to decline in the immediate future as overnight investments are used to repay maturing advances. However, there can be no assurances.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $3.3 million or 0.21% of total assets at March 31, 1998, compared to $4.9 million or 0.32% of total assets at December 31, 1997. The decrease in non-performing assets during the period was principally due to the aforementioned apartment complex in Indianapolis, Indiana. The loan on this property was classified as non-performing as of December 31, 1997. However, it was classified as performing as of March 31, 1998, as a result of the Corporation's acceptance of a deed-in-lieu of foreclosure and subsequent sale to a new borrower, as previously described.

         In addition to non-performing assets, at March 31, 1998, management was closely monitoring $6.5 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $7.2 million in such assets at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S government, federal agency, and other mortgage-related and investment securities of not less than 4% of net withdrawable accounts and short-term borrowings. The Bank was in full compliance with these regulations during the three months ended March 31, 1998.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At March 31, 1998, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

         The Corporation's stockholder's equity ratio as of March 31, 1998, was 7.17% of total assets. The Corporation's objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1% and 15%, respectively. The Corporation's equity ratio is above its target range as of March 31, 1998, primarily as a result of the Corporation's sale in 1997 of certain loans and investment securities. Also contributing was the conversion of adjustable-rate mortgage loans to fixed-rate loans in 1997 and 1998, and their subsequent sale in the secondary market. These transactions had the effect of reducing the Corporation's asset base relative to the growth that has occurred in stockholders' equity in recent periods. In light of the current interest rate environment and the effects such may have on the Corporation's single-family residential loan portfolio, as described elsewhere in this report, management expects the Corporation to operate with a higher than normal equity ratio in the immediate future, although there can be no assurances.

         The Corporation paid cash dividends of $1.1 million and $980,000 during the three months ended March 31, 1998 and 1997, respectively. These amounts equated to dividend payout ratios of 23.1% and 26.1% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On April 21, 1998, the Corporation's Board of Directors approved a regular quarterly dividend of $0.14 per share payable on June 4, 1998, to shareholders of record on May 14, 1998. The Corporation also approved a two-for-one stock split in the form of a stock dividend, payable on June 11, 1998, to shareholders of record on May 14, 1998.

         During the three months ended March 31, 1998, the Corporation repurchased 5,000 shares of common stock at a cost of $160,000 under its 1996 stock repurchase plan (the "1996 Plan"). As of March 31, 1997, 18,550 shares remained to be purchased under the 1996 Plan. In addition, 459,526 shares remain to be purchased under the 1997 stock repurchase plan (the "1997 Plan").

         During the three months ended March 31, 1998, the Corporation reissued 72,100 shares of common stock out of its inventory of treasury stock with a cost basis of $1.3 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

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

         As of March 31, 1998, the Corporation was in compliance with its internal management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 1997.

OTHER MATTERS

         SECURITIZATION OF ADJUSTABLE-RATE MORTGAGE LOANS The Corporation is in the process of completing the securitization of up to $240 million of its adjustable-rate residential loans into FHLMC MBSs. Conversion of such loans into MBSs will improve the liquidity of the asset and will increase the Corporation's borrowing capacity by making such loans acceptable as collateral for reverse-repurchase agreements. MBSs also receive more favorable treatment under the FHLB's current collateralization guidelines. If the Corporation is successful in completing the securitization, it will transfer the related assets from "loans held for investment" to "mortgage-backed and related securities" on its statement of financial condition. The Corporation has not yet determined whether or to what extent such securities will be classified as "available for sale" or "held for investment", although the Corporation has no intent at this time to sell any of the MBSs.

         Management also anticipates that it will transfer the securities to the Bank's wholly-owned investment subsidiary in Nevada. In addition to being more efficient from an accounting and safekeeping standpoint, this action will result in a lower effective tax rate on earnings from the securities due to the fact that Nevada does not currently impose a corporate income tax. Management estimates that the after tax savings, net of the initial and on-going costs of securitization, could range between 30 and 40 basis points per year on the principal balance transferred to Nevada. The Corporation intends to take steps to minimize the costs of securitization, the most significant of which is the payment of a monthly "guarantee fee" to FHLMC, by retaining the credit risk associated with the underlying loans. This should have the effect of reducing the guarantee fee that is normally paid to FHLMC. This is not expected to have any impact on the marketability of the securities, although there can be no assurances. Furthermore, this action does not change the credit risk profile of the Corporation's assets, as it is currently exposed to credit risk on the loans.

         FORMATION OF AN INSURANCE SUBSIDIARY The Corporation has sold credit insurance policies (life and disability) to its consumer loan customers for a number of years. The Corporation has earned commission revenue from the third-party insurer in connection with such sales, but has not underwritten or reinsured any of the associated risk. However, in the second or third quarter of 1998 management expects to complete the formation of a wholly-owned subsidiary of the Bank, the purpose of which will be to reinsure credit insurance policies sold in connection with its consumer loans. The third-party insurer will carry the first level of risk and will be responsible for performing most of the administrative tasks of the subsidiary on a contract basis. Based on the Corporation's past claims experience, management does not believe this decision will expose the Corporation to significant risk of loss, although there can be no assurances.

         The Corporation will continue to earn commission revenue from the third-party insurer. However, it will also earn reinsurance premiums, which net of administrative costs and required insurance reserves, are expected to increase revenue from this source by 15% to 20% from what would otherwise be received (although there can be no assurances). During the three months ended March 31, 1998 and 1997, the Corporation earned commission revenue from sales of credit insurance policies of $116,000 and $283,000, respectively. The decline in 1998 was primarily attributable to the receipt in the prior year of a larger than normal annual commission bonus, as previously described.

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

         LEGISLATION AFFECTING EDUCATION LOANS The Student Loan Reform Act of 1993 ("the Act") contains a provision that will change the rate received on education loans originated after July 1, 1998, from the three-month U.S. Treasury bill plus 310 basis points to the ten-year U.S. Treasury note plus 100 basis points. This provision is expected to substantially reduce the profitability of education loans, which may have an adverse impact on the Corporation's willingness to originate and/or hold these types of loans. It should be noted, however, that management does not expect the profitability of the Corporation's existing portfolio of education loans to be adversely impacted by the Act. During the three months ended March 31, 1998 and 1997, the Corporation originated $11.5 million and $10.7 million in education loans, respectively.

         The banking and thrift industries, as well as other interested parties, have been working with federal legislators to eliminate or modify this provision of the Act. As a result, recent legislation approved by the U.S. House of Representatives is expected to reduce the profitability of education loans by approximately 30 basis points. Although an improvement over the existing legislation, the Corporation has not determined the impact this modification would have on its willingness to originate and/or hold education loans. Furthermore, there can be no assurances that the proposed legislation will be approved by the U.S. Senate, that it will be signed into law by the President of the United States, or that additional compromises will not be necessary, which may have a further adverse impact on the profitability of education loans.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

Refer to Note 3 of the Corporation's Consolidated Financial Statements.

ITEM 2--CHANGES IN SECURITIES

None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Corporation held its Annual Meeting of Shareholders on April 22, 1998. The following matters were voted upon at that meeting:

         1. The election of three nominees for the Board of Directors, who will serve for a three-year term, was voted upon by the Corporation's shareholders. The nominees, all of whom were elected, are set forth in the table below. The Inspector of Election certified the following vote tabulations:

              Nominee                   Votes For                 Votes Withheld
              -------                   ---------                 --------------

              Henry C. Funk             7,887,427                     35,071
              Patrick J. Luby           7,884,942                     37,556
              Don P. Rundle             7,882,550                     39,948

         2. Ratification of the appointment by the Board of Directors of Ernst and Young LLP as the Corporation's independent auditors for the year ending December 31, 1998:

              Votes For       Votes Against         Abstain          Non-Vote
              ---------       -------------         -------          --------

              7,856,207           24,178             32,691            9,422

ITEM 5--OTHER INFORMATION

None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    FIRST FEDERAL CAPITAL CORP


/s/ Thomas W. Schini                                May 1, 1998
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
(duly authorized officer)


/s/ Jack C. Rusch                                   May 1, 1998
Jack C. Rusch
Executive Vice President and
Chief Financial Officer