Form 10-Q
period 1998-06-30
FIRST FEDERAL CAPITAL CORP
filed 1998-08-05
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended ....................................JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to...........................

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

Class: COMMON STOCK--$.10 PAR VALUE Outstanding as of August 1, 1998: 18,533,182 (EXCLUDES 1,408,448 SHARES HELD AS TREASURY STOCK)

                           FORM 10-Q TABLE OF CONTENTS


                                                                                                 Page
PART I-FINANCIAL INFORMATION
             Item 1--Financial Statements .........................................................2

             Item 2--Management's Discussion and Analysis of Financial Condition and Results of
                     Operations...................................................................11

PART II-OTHER INFORMATION

             Item 1--Legal Proceedings............................................................22

             Item 2--Changes in Securities........................................................22

             Item 3--Defaults Upon Senior Securites...............................................22

             Item 4--Submission of Matters to Vote of Security Holders............................22

             Item 5--Other Information............................................................22

             Item 6--Exhibits and Reports on Form 8-K.............................................22


SIGNATURES........................................................................................23

                          PART I-FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1998, and December 31, 1997

                                                                                       JUNE 30        DECEMBER 31
                                                                                         1998             1997
ASSETS                                                                               (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                $33,653,302      $29,939,484
Interest-bearing deposits with banks                                                    82,952,592        7,113,756
Investment securities available for sale, at fair value                                  5,879,885       21,376,678
Mortgage-backed and related securities:
  Available for sale, at fair value                                                    265,996,042       47,895,297
  Held for investment, at cost (fair value of $107,622,246 and $123,613,629,
  respectively)                                                                        107,725,332      124,335,969
Loans held for sale                                                                     36,124,948       45,576,945
Loans held for investment, net                                                         973,289,313    1,193,893,087
Federal Home Loan Bank stock                                                            12,138,700       13,811,300
Accrued interest receivable, net                                                        13,510,774       11,547,757
Office properties and equipment                                                         24,677,380       24,243,132
Mortgage servicing rights, net                                                          20,889,625       16,290,903
Intangible assets                                                                        5,679,960        5,921,443
Other assets                                                                             1,887,033        2,348,647
-------------------------------------------------------------------------------------------------------------------

  Total assets                                                                      $1,584,404,886   $1,544,294,398
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                 $1,279,588,325   $1,146,533,896
Federal Home Loan Bank advances and other borrowings                                   166,395,440      275,778,770
Advance payments by borrowers for taxes and insurance                                    5,473,644        3,872,764
Accrued interest payable                                                                 1,465,828        2,030,153
Other liabilities                                                                       12,661,807        6,717,469
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                  1,465,585,044    1,434,933,052
-------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                   -                -
Common stock, $.10 par value, 20,000,000 shares authorized, 19,941,630 shares issued and outstanding, including 1,422,716 and 1,560,570 shares of treasury stock,
respectively                                                                             1,994,163          997,082
Additional paid-in capital                                                              34,540,065       35,537,146
Retained earnings                                                                       91,886,232       84,548,291
Treasury stock, at cost                                                                (10,155,071)     (10,845,168)
Unearned restricted stock                                                               (1,600,340)        (211,006)
Non-owner asjustments to equity, net                                                     2,154,793         (664,999)
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                           118,819,842      109,361,346
-------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                        $1,584,404,886   $1,544,294,398
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 1998 and 1997

                                                                                      THREE MONTHS ENDED JUNE 30
                                                                               -------------------------------------
                                                                                      1998               1997
                                                                                   (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                  $23,251,584        $24,153,490
Interest on mortgage-backed and related securities                                   3,846,266          3,128,424
Interest and dividends on investments                                                1,586,874          1,335,240
------------------------------------------------------------------------------------------------------------------
  Total interest income                                                             28,684,723         28,617,154
------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                     14,472,820         12,376,766
Interest on FHLB advances and other borrowings                                       2,734,017          5,090,163
------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                            17,206,837         17,466,929
------------------------------------------------------------------------------------------------------------------
  Net interest income                                                               11,477,886         11,150,225
Provision for loan losses                                                               88,734            131,581
------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                               11,389,152         11,018,644
------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                              3,635,739          3,111,367
Commissions on annuity and insurance sales                                             435,141            503,659
Loan servicing fees                                                                 (1,504,941)           597,718
Gain on sales of loans                                                               3,760,722            991,798
Loss on sales of investment securities                                                       -            (42,860)
Other income                                                                         1,165,252            463,758
------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                          7,491,914          5,625,440
------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                   6,437,939          5,309,649
Occupancy and equipment                                                              1,734,563          1,450,635
Advertising and marketing                                                              556,566            699,909
Federal deposit insurance premiums                                                     174,715            164,058
Other expenses                                                                       2,443,717          2,122,475
------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                        11,347,500          9,746,726
------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                         7,533,566          6,897,358
Income tax expense                                                                   2,835,715          2,688,442
------------------------------------------------------------------------------------------------------------------

  Net income                                                                        $4,697,851         $4,208,916
------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                               $0.24              $0.22
Basic earnings per share                                                                  0.25               0.23
Dividends paid per share                                                                  0.07               0.06
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 1998 and 1997

                                                                                       SIX MONTHS ENDED JUNE 30
                                                                              ------------------------------------
                                                                                       1998               1997
                                                                                    (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                  $49,034,804        $47,454,992
Interest on mortgage-backed and related securities                                   6,463,076          6,343,364
Interest and dividends on investments                                                2,818,487          2,775,118
------------------------------------------------------------------------------------------------------------------
  Total interest income                                                             58,316,367         56,573,474
------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                     28,241,334         24,355,127
Interest on FHLB advances and other borrowings                                       6,683,717         10,262,288
------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                            34,925,051         34,617,415
------------------------------------------------------------------------------------------------------------------
  Net interest income                                                               23,391,316         21,956,059
Provision for loan losses                                                              141,922            252,421
------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                               23,249,394         21,703,638
------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                              6,888,079          5,917,579
Commissions on annuity and insurance sales                                             788,357          1,119,529
Loan servicing fees                                                                 (2,670,443)         1,176,482
Gain on sales of loans                                                               7,580,744          1,780,828
Loss on sales of investment securities                                                       -            (97,415)
Other income                                                                         1,720,868            881,150
------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                         14,307,606         10,778,153
------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                  12,127,437         10,460,037
Occupancy and equipment                                                              3,438,681          3,268,325
Advertising and marketing                                                            1,045,905          1,185,523
Federal deposit insurance premiums                                                     351,388            326,152
Other expenses                                                                       5,286,254          4,219,185
------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                        22,249,665         19,459,222
------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                        15,307,335         13,022,569
Income tax expense                                                                   5,810,591          5,055,888
------------------------------------------------------------------------------------------------------------------

  Net income                                                                        $9,496,744         $7,966,681
------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                               $0.48              $0.41
Basic earnings per share                                                                  0.51               0.44
Dividends paid per share                                                                 0.130              0.113
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 1998 and 1997


                                     COMMON
                                  STOCK AND
                                 ADDITIONAL                                  UNEARNED     NON-OWNER
                                    PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                           CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997       $36,459,636   $75,347,331  ($11,740,063)    ($321,049)  ($2,487,404)  $97,258,451
                                                                                                      -----------
Net income                                      4,208,916                                               4,208,916
Securities valuation
adjustment, net of income taxes                                                             799,797       799,797
                                                                                                      -----------
Net income and non-owner
  adjustments to equity                                                                                 5,008,713
                                                                                                      -----------
Dividends paid                                 (1,101,555)                                             (1,101,555)
Exercise of stock options           147,931      (164,557)      192,000                                   175,374
Purchase of treasury stock                                     (135,000)                                 (135,000)
Amortization of restricted stock                                               36,681                      36,681
-----------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997        $36,607,567   $78,290,135  ($11,683,063)    ($284,368)  ($1,687,607) $101,242,664
-----------------------------------------------------------------------------------------------------------------


UNAUDITED
-----------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998       $36,534,228   $88,100,961   ($9,745,333)  ($1,051,113)    ($522,022) $113,316,721
                                                                                                      -----------
Net income                                      4,697,851                                               4,697,851
Securities valuation
adjustment, net of income taxes                                                           2,676,815     2,676,815
                                                                                                      -----------
Net income and non-owner
  adjustments to equity                                                                                 7,374,666
                                                                                                       ----------
Dividends paid                                 (1,296,604)                                             (1,296,604)
Exercise of stock options                           4,964       823,663                                   828,627
Restricted stock award                            379,060       342,848      (721,908)                          -
Purchase of treasury stock                                   (1,576,249)                               (1,576,249)
Amortization of restricted stock                                              172,681                     172,681
-----------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998        $36,534,228   $91,886,232  ($10,155,071)  ($1,600,340)   $2,154,793   118,819,842
-----------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 1998 and 1997

                                    COMMON
                                 STOCK AND
                                ADDITIONAL                                  UNEARNED     NON-OWNER
                                   PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                          CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996   $36,244,047   $72,569,092  ($10,533,625)    ($414,392)  ($2,450,764)  $95,414,358
                                                                                                     -----------
Net income                                     7,966,681                                               7,966,681
Securities valuation
adjustment, net of income taxes                                                            763,157       763,157
                                                                                                     -----------
Net income and non-owner
  adjustments to equity                                                                                8,729,838
                                                                                                     -----------
Dividends paid                                (2,081,082)                                             (2,081,082)
Exercise of stock options          363,520      (164,556)      192,000                                   390,964
Purchase of treasury stock                                  (1,341,438)                               (1,341,438)
Amortization of restricted
stock                                                                        130,024                     130,024
----------------------------------------------------------------------------------------------------------------

Balance at June 30, 1997       $36,607,567   $78,290,135  ($11,683,063)    ($284,368)  ($1,687,607) $101,242,664
----------------------------------------------------------------------------------------------------------------


UNAUDITED
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997   $36,534,228   $84,548,291  ($10,845,168)    ($211,006)    ($664,999) $109,361,346
                                                                                                    ------------
Net income                                     9,496,744                                               9,496,744
Securities valuation
adjustment, net of income taxes                                                          2,819,792     2,819,792
                                                                                                     -----------
Net income and non-owner
  adjustments to equity                                                                               12,316,536
                                                                                                     -----------
Dividends paid                                (2,404,676)                                             (2,404,676)
Exercise of stock options                       (518,223)    1,457,034                                   938,811
Restricted stock award                           764,096       969,312    (1,733,408)                          -
Purchase of treasury stock                                  (1,736,249)                               (1,736,249)
Amortization of restricted
stock                                                                        344,074                     344,074
----------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998       $36,534,228   $91,886,232  ($10,155,071)  ($1,600,340)   $2,154,793   118,819,842
----------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 1998 and 1997

                                                                                      THREE MONTHS ENDED JUNE 30
                                                                             -------------------------------------
                                                                                       1998               1997
                                                                                    (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $4,697,851         $4,208,916
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                     103,899            108,431
    Net loan costs deferred                                                           (182,528)          (180,726)
    Depreciation and amortization                                                    4,037,280          1,516,771
    Gains on sales of loans, and other investments                                  (3,760,722)          (948,938)
    Increase in accrued interest receivable                                         (1,568,813)          (230,907)
    Decrease in accrued interest payable                                              (597,286)           (67,747)
    Decrease in current and deferred income taxes                                     (399,886)        (1,509,171)
    Other accruals and prepaids, net                                                   339,042            (45,362)
-----------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales             2,668,837          2,851,267
  Loans originated for sale                                                       (152,088,439)       (43,564,700)
  Sales of loans originated for sale                                               191,259,750         43,123,536
-----------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                               41,840,148          2,410,103
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                                 (23,844,209)        (4,607,319)
  Sales of investment securities                                                             -          1,772,050
  Maturities of investment securities                                                4,578,484          8,221,497
  Principal payments on mortgage-backed and related securities held for
  investment                                                                        10,006,440          5,159,698
  Principal payments on mortgage-backed and related securities available
  for sale                                                                           3,387,384          3,376,158
  Loans originated for investment                                                 (148,312,974)      (151,242,354)
  Loans purchased for investment                                                             -         (2,021,991)
  Loan principal repayments                                                        104,112,179         95,764,817
  Sales of loans originated for investment                                          13,495,563          5,609,453
  Sales of real estate                                                                 739,571            564,623
  Additions to office properties and equipment                                        (715,066)          (451,792)
  Purchases of mortgage servicing rights                                                     -           (711,440)
  Other, net                                                                         4,432,699          1,486,684
-----------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                          (32,119,929)       (37,079,916)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                               72,623,168         26,199,399
  Repayment of long-term Federal Home Loan Bank advances                                     -        (50,000,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings          (75,000,000)        59,355,000
  Decrease in other borrowings                                                        (501,427)        (1,001,298)
  Increase in advance payments by borrowers for taxes and insurance                    240,653          3,929,146
  Proceeds from sale of common stock                                                    85,207             91,514
  Purchase of treasury stock                                                        (1,576,249)          (135,000)
  Dividends paid                                                                    (1,296,604)        (1,101,555)
  Other, net                                                                         1,231,644            590,208
-----------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                                (4,193,608)        37,927,414
-----------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                              5,526,611          3,257,601
Cash and due from banks at beginning of period                                      28,126,691         26,262,826
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                       $33,653,302        $29,520,427
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                         $27,097,697        $28,386,247
  Interest paid on deposits and borrowings                                          17,804,124         17,534,676
  Income taxes paid                                                                  1,213,000          4,331,000
  Income taxes refunded                                                                385,879             97,545
  Mortgage-backed security swaps                                                   222,259,809                  -
-----------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1998 and 1997



                                                                                       SIX MONTHS ENDED JUNE 30
                                                                                ----------------------------------
                                                                                      1998               1997
                                                                                   (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $9,496,744         $7,966,681
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                     356,340            227,825
    Net loan costs deferred                                                           (530,506)          (384,609)
    Depreciation and amortization                                                    7,457,736          3,099,084
    Gains on sales of loans, and other investments                                  (7,580,744)        (1,683,413)
    Increase in accrued interest receivable                                         (1,963,017)          (933,122)
    Increase (decrease) in accrued interest payable                                   (564,325)            22,390
    Increase in current and deferred income taxes                                    2,120,869            462,775
    Other accruals and prepaids, net                                                  (207,893)          (478,381)
-----------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales             8,585,204          8,299,230
  Loans originated for sale                                                       (367,119,122)       (84,197,169)
  Sales of loans originated for sale                                               365,852,539         86,444,507
-----------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                7,318,621         10,546,568
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                                 (75,838,836)        (9,111,387)
  Sales of investment securities                                                             -          4,773,621
  Maturities of investment securities                                               15,442,923         11,710,379
  Principal payments on mortgage-backed and related securities held for
  investment                                                                        16,601,385          9,622,683
  Principal payments on mortgage-backed and related securities available
  for sale                                                                           6,522,100          7,066,722
  Loans originated for investment                                                 (260,991,142)      (244,629,638)
  Loans purchased for investment                                                             -         (2,021,991)
  Loan principal repayments                                                        209,520,184        160,866,667
  Sales of loans originated for investment                                          56,553,153          8,879,751
  Sales of real estate                                                               3,764,554            619,823
  Additions to office properties and equipment                                      (1,689,585)        (1,364,569)
  Purchases of mortgage servicing rights                                              (454,774)          (857,004)
  Other, net                                                                         2,319,249          1,271,795
-----------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                          (28,250,789)       (53,173,148)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                              133,054,429         55,829,754
  Long-term advances from Federal Home Loan Bank                                    75,000,000         25,000,000
  Repayment of long-term Federal Home Loan Bank advances                           (16,580,000)      (177,776,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings         (156,300,000)       143,688,000
  Decrease in other borrowings                                                     (11,503,330)        (1,002,984)
  Increase in advance payments by borrowers for taxes and insurance                  1,600,880          5,118,690
  Proceeds from sale of common stock                                                   195,391            148,343
  Purchase of treasury stock                                                        (1,736,249)        (1,341,437)
  Dividends paid                                                                    (2,404,676)        (2,081,082)
  Other, net                                                                         3,319,541            (80,531)
-----------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                       24,645,986         47,502,753
-----------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                              3,713,818          4,876,173
Cash and due from banks at beginning of period                                      29,939,484         24,644,254
-----------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                       $33,653,302        $29,520,427
-----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                         $56,353,350        $55,640,352
  Interest paid on deposits and borrowings                                          35,489,376         34,595,025
  Income taxes paid                                                                  3,659,000          4,729,000
  Income taxes refunded                                                                389,875             97,545
  Mortgage-backed security swaps                                                   222,259,809                  -
-----------------------------------------------------------------------------------------------------------------

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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 1998, may not necessarily be indicative of the results which may be expected for the entire year ending December 31, 1998.

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

         In addition to compensatory damages, FEI also has a pending claim against the defendant for punitive damages, which could substantially increase the final award, if any. A hearing on this claim was conducted in 1997. On June 22, 1998, a United States Magistrate Judge submitted a written report to the United States District Court recommending total punitive damages of $5.9 million. FEI's share of these damages would be $4.5 million if the United States District Court adopts the recommendation.

         Oral arguments on the issue of punitive damages were held in the United States District Court on July 29, 1998. The Corporation is not certain when the District Court will render a final judgement on the matter of punitive damages. The defendant may appeal these judgements and/or oppose any award of damages. As a result, management of the Corporation is unable to determine the likelihood of a favorable outcome or reliably estimate the amount of the final judgement, if any. Accordingly, the Corporation has not recognized any portion of the compensatory damages or possible future punitive damages in its results of operations.

         The Corporation and its subsidiaries are also engaged in various routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

NOTE 4--PENDING ACCOUNTING CHANGE

         In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"). This standard establishes new rules for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value, although the timing of recognition in earnings will depend on the classification of the hedge according to criteria established by SFAS 133. Changes in the fair value of derivatives that do not meet these criteria are required to be included in earnings in the period of the change. The new standard is effective for years beginning after June 15, 1999, although earlier adoption is permitted. The Corporation does not intend to adopt SFAS 133 until January 1, 2000.

         The Corporation does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest- or principle-only strips, or similar financial instruments to manage its operations. However, the Corporation does use forward sales of mortgage-backed securities to manage exposure to market risk in its "pipeline" of single-family residential loans intended for sale. Forward sales are derivative securities and are subject to the rules established by SFAS 133. The Corporation has not completed the complex analysis necessary to determine the impact SFAS 133 will have on its statements of financial condition or operations. However, such impact is not expected to be material, although there can be no assurances.

NOTE 5--STOCK SPLIT

         Earnings per share and dividends paid per share, as presented in the Corporation's Consolidated Statements of Operations, have been adjusted to recognize a two-for-one stock split on June 11, 1998. Common shares issued and outstanding, as presented in the Corporation's Consolidated Statements of Financial Condition, have also been adjusted for such stock split.

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

RESULTS OF OPERATIONS

         QUARTER OVERVIEW The Corporation's net income for the three months ended June 30, 1998 and 1997, was $4.7 million or $0.24 per diluted share and $4.2 million or $0.22 per diluted share, respectively. These amounts represented a return on average assets of 1.19% and 1.10%, respectively, and a return on average equity of 16.50% and 16.88%, respectively.

         The improvement in net income from 1997 to 1998 was primarily attributable to a $2.8 million increase in gain on sales of loans. Also contributing, was a $701,000 increase in other income, due in part to state income tax refunds related to the Corporation's 1987-89 tax years, as well as a $524,000 increase in retail banking fees and a $328,000 increase in net interest income. These developments were partially offset by a $2.1 million decline in loan servicing fees and a $1.6 million increase in non-interest expense--the later due primarily to a $1.1 million increase in compensation and employee benefits expense.

         SIX MONTH OVERVIEW The Corporation's net income for the six months ended June 30, 1998 and 1997, was $9.5 million or $0.48 per diluted share and $8.0 million or $0.41 per diluted share, respectively. These amounts represented a return on average assets of 1.20% and 1.05%, respectively, and a return on average equity of 16.82% and 16.31%, respectively.

         The improvement in net income from 1997 to 1998 was primarily attributable to a $5.8 million increase in gain on sales of loans. Also contributing, was a $1.4 million increase in net interest income, a $971,000 increase in retail banking fees, and an $840,000 increase in other income. These developments were partially offset by a $3.8 million decline in loan servicing fees and a $2.8 million increase in non-interest expense--the latter due primarily to a $1.7 million increase in compensation and employee benefits expense.

         The following paragraphs discuss these changes in more detail along with other changes in the components of net income during the three and six month periods ended June 30, 1998 and 1997.

         NET INTEREST INCOME Net interest income increased by $328,000 or 2.9% and $1.4 million or 6.5% during the three and six month periods ended June 30, 1998, as compared to the same periods in the previous year. Net interest income was favorably impacted in these periods by a $27.8 million or 1.9% increase and a $48.6 million or 3.4% increase, respectively, in the Corporation's average interest-earning assets. The primary source of this growth was consumer and commercial real estate loans. This growth was principally funded by increases in deposit liabilities, including non-interest-bearing checking deposits.

         Also contributing to the increase in net interest income in both periods was an increase in the Corporation's ratio of interest-earning assets to interest-bearing liabilities. This increase occurred primarily as a result of over 30% growth in the Corporation's average non-interest-bearing checking accounts during each period. Approximately half of this growth was attributable to increases in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in these accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts have increased in recent months because of increased loan prepayment activity, which was brought about by a low interest rate environment.

         The favorable impact of these developments on net interest income was offset in part by a modest decline in the Corporation's interest rate spread during the three and six month periods ended June 30, 1998, as compared to the same periods in the previous year. Management attributes this decline to a flat yield curve environment during 1998. This type of interest rate environment has an unfavorable impact on the Corporation's interest rate spread because of the tendency of the Corporation's assets to price off a longer end of the yield curve than its liabilities. If this interest rate environment persists in the future, management expects further decline in the Corporation's interest rate spread.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and six months ended June 30, 1998 and 1997.


Dollars in thousands                      THREE MONTHS ENDED JUNE 30, 1998      THREE MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------------------------------------------
                                        AVERAGE                   YIELD/          AVERAGE                   YIELD/
                                        BALANCE     INTEREST        COST          BALANCE    INTEREST         COST
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans         $476,995       $9,265       7.77%         $604,596     $12,020        7.95%
  Commercial real estate loans          286,421        6,148        8.59          241,079       5,269         8.74
  Consumer loans                        370,601        7,839        8.46          321,011       6,864         8.55
-------------------------------------------------------------------------------------------------------------------
    Total loans                       1,134,017       23,252        8.20        1,166,686      24,153         8.28
Mortgage-backed and related
 securities                             230,965        3,846        6.66          198,402       3,128         6.31
Investment securities                     7,390          112        6.06           63,361         967         6.10
Interest-bearing deposits with
 banks                                   93,501        1,258        5.38            4,731          64         5.41
Other earning assets                     13,215          217        6.57           18,118         305         6.73
-------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets     1,479,088       28,685        7.76        1,451,298      28,617         7.89
Non-interest-earning assets:
  Office properties and equipment        24,677                                    25,525
  Other assets                           69,618                                    56,111
-------------------------------------------------------------------------------------------------------------------
    Total assets                     $1,573,383                                $1,532,934
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts              $94,537         $420       1.78%          $89,620        $452        2.02%
  Checking accounts                      57,290          142        0.99           51,989         131         1.01
  Money market accounts                 147,025        1,512        4.11          143,424       1,595         4.45
  Certificates of deposit               822,392       12,399        6.03          688,552      10,199         5.92
-------------------------------------------------------------------------------------------------------------------
    Total deposits                    1,121,244       14,473        5.16          973,585      12,377         5.09
FHLB advances                           202,251        2,691        5.32          346,313       4,935         5.70
Other borrowings                          7,632           43        2.25           15,909         155         3.90
-------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                     1,331,127       17,207        5.17        1,335,807      17,467         5.23
Non-interest-bearing liabilities:
  Non-interest-bearing deposits         115,066                                    87,359
  Other liabilities                      13,270                                    10,031
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                 1,459,463                                 1,433,197
Stockholders' equity                    113,920                                    99,737
-------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity           $1,573,383                                $1,532,934
-------------------------------------------------------------------------------------------------------------------
Net interest income                                  $11,478                                  $11,150
-------------------------------------------------------------------------------------------------------------------
Interest rate spread                                               2.59%                                     2.66%
-------------------------------------------------------------------------------------------------------------------
Net interest income as a percent
 of average earning assets                                         3.10%                                     3.07%
-------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
 average interest-bearing liabilities                            111.12%                                   108.65%
-------------------------------------------------------------------------------------------------------------------


Dollars in thousands                      SIX MONTHS ENDED JUNE 30, 1998           SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------------------------------------------------------------------------
                                        AVERAGE                   YIELD/          AVERAGE                   YIELD/
                                        BALANCE     INTEREST        COST          BALANCE    INTEREST         COST
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans         $542,184      $21,212       7.82%         $593,605     $23,595        7.95%
  Commercial real estate loans          279,651       12,219        8.74          241,241      10,433         8.65
  Consumer loans                        369,464       15,604        8.45          314,862      13,427         8.53
-------------------------------------------------------------------------------------------------------------------
    Total loans                       1,191,299       49,035        8.23        1,149,708      47,455         8.26
Mortgage-backed and related
 securities                             199,957        6,463        6.46          202,563       6,343         6.26
Investment securities                    10,325          310        6.00           66,558       2,005         6.02
Interest-bearing deposits with
 banks                                   75,426        2,030        5.38            5,433         145         5.34
Other earning assets                     14,592          478        6.55           18,698         625         6.69
-------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets     1,491,599       58,316        7.82        1,442,960      56,573         7.84
Non-interest-earning assets:
  Office properties and equipment        24,532                                    25,932
  Other assets                           65,542                                    54,951
-------------------------------------------------------------------------------------------------------------------
    Total assets                     $1,581,673                                $1,523,843
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts              $91,995         $865       1.88%          $88,244        $886        2.01%
  Checking accounts                      55,548          272        0.98           51,903         259         1.00
  Money market accounts                 145,436        3,063        4.21          141,500       3,111         4.40
  Certificates of deposit               800,935       24,041        6.00          682,162      20,099         5.89
-------------------------------------------------------------------------------------------------------------------
    Total deposits                    1,093,914       28,241        5.16          963,809      24,355         5.05
FHLB advances                           243,140        6,568        5.40          355,390       9,946         5.60
Other borrowings                          7,677          116        3.02           14,720         316         4.29
-------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
       liabilities                    1,344,731       34,925        5.19        1,333,919      34,617         5.19
Non-interest-bearing liabilities:
  Non-interest-bearing deposits         110,569                                    82,450
  Other liabilities                      13,443                                     9,807
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                 1,468,743                                 1,426,176
       Stockholders' equity             112,930                                    97,667
-------------------------------------------------------------------------------------------------------------------
    Total liabilities and
stockholders' equity                 $1,581,673                                $1,523,843
-------------------------------------------------------------------------------------------------------------------
Net interest income                                  $23,391                                  $21,956
-------------------------------------------------------------------------------------------------------------------
Interest rate spread                                               2.62%                                     2.65%
-------------------------------------------------------------------------------------------------------------------
Net interest income as a percent
 of average earning assets                                         3.14%                                     3.04%
-------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
 average interest-bearing liabilities                            110.92%                                   108.17%
-------------------------------------------------------------------------------------------------------------------

         A low interest rate environment in 1998 has had a significant impact on the ability of the Corporation to maintain growth in its interest-earning assets. This situation has developed because a low interest rate environment tends to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential mortgage loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its portfolio of adjustable-rate residential loans has declined since December 31, 1998. Although some of this decline has been replaced by growth in consumer and commercial real estate loans, management believes it will be a challenge for the Corporation to maintain its current level of earning assets if this interest rate environment persists. Such could have an unfavorable impact on growth in the Corporation's net interest income in the immediate future.

         The Corporation is currently exploring other alternatives to increase its level of earning assets in the near term. These alternatives include, but are not limited to, the purchase of adjustable-rate residential mortgage loans from third-party originators, the purchase of mortgage-backed and related securities, and the retention of certain fixed-rate loans that are currently sold by the Corporation in the secondary market. These assets are expected to be funded by increased borrowings from the Federal Home Loan Bank of Chicago ("FHLB"). However, there are many considerations involved in this decision and there can be no assurances that the Corporation will elect to adopt any of these strategies to increase its level of earnings assets.

         PROVISION FOR LOAN LOSSES Due to growth in the Corporation's loan portfolio in recent years, management of the Corporation elected to record provisions for loan losses during the three and six month periods ended June 30, 1998 and 1997. In general, the provisions recorded during these periods approximated the Corporation's actual charge-off activity during the periods. Management of the Corporation expects the provision for the remainder of 1998 to also approximate actual charge-off activity, although there can be no assurances.

         As of June 30, 1998 and December 31, 1997, the Corporation's allowance for loan losses was $7.6 million or 0.78% and 0.64% of loans held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended June 30, 1998 and 1997, was $7.5 million and $5.6 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1997 to 1998.

         Retail banking fees and service charges increased by $524,000 or 16.9% during the three months ended June 30, 1998, as compared to the same period in the previous year. This increase in was due in part to growth of 13.3% since December 31, 1996, in the number of checking accounts serviced by the Corporation. Approximately 25% of this growth came from retail banking offices opened in 1997 and 1998. Also contributing to the growth in retail banking fees in the most recent period was a $114,000 or approximately 50% increase in fee income from customers' use of debit cards and a $128,000 or approximately 25% increase in fees from customers' use of ATMs. The Corporation introduced debit cards to its checking account customers during the last quarter of 1996. The Corporation increased the number of ATMs it operates in 1997 and 1998 as a result of changes in the rules governing ATM surcharges, which permitted the Corporation to increase fee revenue from ATMs. The Corporation intends to increase the number of ATMs it operates by approximately 10 to 15% in 1998, although there can be no assurances.

         Commissions on annuity and insurance sales decreased by $69,000 or 13.6% during the three months ended June 30, 1998, as compared to the same period in the previous year. The Corporation's current sources of commission revenues are from sales of tax-deferred annuity contracts, credit life insurance policies, and mortgage loan insurance policies. The decline in 1998 was primarily attributable to lower commissions on sales of tax-deferred annuities. This was principally due to a lower interest rate environment, which tends to make tax-deferred annuities less attractive to customers.

         Loan servicing fees declined by $2.1 million from $598,000 during the three months ended June 30, 1997, to $(1.5) million during the same period in 1998. The decrease in 1998 was caused by a significant decline in the carrying value of the Corporation's mortgage servicing rights. A declining interest rate environment in 1998 resulted in an increase in mortgage refinance activity, which translated into increased loan prepayments during the first six months of 1998. As a result of such prepayments, the Corporation recorded a $2.4 million decline in the estimated carrying value of its mortgage servicing rights during the first quarter of 1998. This compared to a decline of only $150,000 in the second quarter of 1997. Subsequent to June 30, 1998, interest rates have remained at low levels. If this environment persists, or if interest rates decline further, the Corporation may be required to record additional losses on the carrying value of its mortgage servicing rights.

         Excluding the effects of the aforementioned declines in carrying value of mortgage servicing rights, loan servicing fees would have increased by $147,000 or 19.7% during the three months ended June 30, 1998, as compared to the same period in the previous year. This increase was attributable to a $528.7 million or approximately 40% increase in mortgage loans serviced for others since June 30, 1997. A large portion of this increase was caused by the securitization during the most recent quarter of $222 million of the Corporation's adjustable-rate residential mortgage loans into mortgage-backed securities. The principal balance related to these securities is included in the amount reported as loans serviced for others even though the securities were retained by the Corporation (refer to "Financial Condition" for additional discussion). The remaining increase in loans serviced for others was the result of increased sales of mortgage loans in the secondary market, as described in the following paragraph.

         Gains on sales of mortgage loans increased by $2.8 million from $992,000 during the three months ended June 30, 1997, to $3.8 million during the same period in 1998. This improvement was primarily attributable to a $156.0 million or approximately 320% increase in the Corporation's mortgage loan sales. This increase was due to a declining interest rate environment that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans to fixed-rate, both of which are generally sold in the secondary market. Subsequent to June 30, 1998, interest rates have remained at low levels. If this environment persists, or if interest rates decline further, the Corporation is likely to continue to experience high levels of refinance activity, as well as conversions by borrowers of their adjustable-rate loans into fixed-rate loans. Such activity is expected to result in high levels of gains on sales of mortgage loans, although there can be no assurances. To a certain extent, management expects such gains to be offset by declines in the carrying value of the Corporation's mortgage servicing rights, as previously described.

         Other income increased by $701,000 from $464,000 during the three months ended June 30, 1997, to $1.2 million during the current quarter. Most of this increase was attributable to a $390,000 state income tax refund for the Corporation's 1987-89 tax years. This refund was received a result of the thrift industry's victory in the Lincoln tax case, which reinstated certain tax deductions that had been denied by the State of Wisconsin. Also contributing to the increase in other income was an increase in fees received on loans originated as agent for the Wisconsin State Veterans Administration ("State VA") and the Wisconsin Housing and Economic Development Authority ("WHEDA"), as well as increased fee income from customers that converted their adjustable-rate mortgage loans to fixed rate loans, as previously described.

         Non-interest income for the six months ended June 30, 1998 and 1997, was $14.3 million and $10.8 million, respectively. This increase was primarily the result of a $5.8 million increase in gain on sales of loans from $1.8 million in 1997 to $7.6 million in 1998. Also contributing was a $971,000 or 16.4% increase in retail banking fees and an $840,000 or approximately 95% increase in other income. These developments were partially offset by a $3.8 million decrease in loan servicing fees from $1.2 million in 1997 to $(2.7) million in 1998, as well as a $331,000 or approximately 40% decrease in commissions on annuity and insurance sales. Reasons for these changes are substantially the same as those described in previous paragraphs for the three month periods ended June 30, 1998 and 1997.

         NON-INTEREST EXPENSE Non-interest expense for the three-month periods ended June 30, 1998 and 1997, was $11.3 million and $9.7 million, respectively. Non-interest expense as a percent of average assets during these periods was 2.88% and 2.55%, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1997 to 1998.

         Compensation and employee benefits increased by $1.1 million or approximately 20% during the three months ended June 30, 1998, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to general growth in the number of banking facilities operated by the Corporation. Since December 31, 1996, the Corporation has opened ten retail banking facilities and one loan production facility. The Corporation also closed one retail banking facility in 1997. During the remainder of 1998, the Corporation intends to open or acquire two or three additional retail banking facilities, although there can be no assurances.

         Also contributing to the increase in compensation and employee benefits, was an increase in commissions paid in the Corporation's Residential Lending Division, due primarily to increased originations of mortgage loans, as previously described.

         As of June 30, 1998, the Corporation had 750 full-time equivalent employees. This compares to 690 and 673 as of December 31, 1997, and June 30, 1997, respectively.

         Occupancy and equipment expense increased by $284,000 or 19.6% during the three months ended June 30, 1998, as compared to the same period in the previous year. This increase was principally due to general growth in the number of banking facilities operated by the Corporation, as previously described. In addition, the second quarter of 1997 contained a reversal of an over-accrual of real estate and personal property taxes from earlier periods.

         Advertising and marketing expense decreased by $143,000 or approximately 20% during the three months ended June 30, 1998, as compared to the same period in the previous year. This decrease was caused by an unusually high level of activity during the second quarter of last year in areas such as checking and savings promotions, consumer and mortgage loan promotions, and office grand openings.

         Other non-interest expenses increased by $321,000 or 15.1% during the three months ended June 30, 1998, as compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which were increased costs related to "loan-payoff interest" remitted to the Federal National Mortgage Association ("FNMA"). Under the terms of its servicing agreement with FNMA, the Corporation is required to pay a full month's interest to FNMA when certain loans payoff, regardless of the actual date of the payoff. A low interest rate environment and increased prepayment activity in recent months has resulted in increased payment of loan-payoff interest to FNMA.

         Also contributing to the increase in non-interest expense were increased transaction charges related to customers' use of ATMs and debit cards and increased expenditures related to the operation of a 248-unit apartment complex located in Indianapolis, Indiana. Although this property was sold in the first quarter at loss of approximately $203,000, the Corporation incurred additional operating costs in the second quarter related to the wind-up of its involvement in the property.

         Non-interest expense for the six month periods ended June 30, 1998 and 1997, was $22.2 million and $19.5 million, respectively. Non-interest expense as a percent of average assets during these periods was 2.79% and 2.56%, respectively. This increase was primarily the result of a $1.7 million or 15.9% increase in compensation and employee benefits. Also contributing was a $1.1 million or approximately 25% increase in other non-interest expenses and a $170,000 or 5.2% increase in occupancy and equipment expenses. Reasons for these changes are substantially the same as those described in previous paragraphs for the three month periods ended June 30, 1998 and 1997.

         INCOME TAX EXPENSE Income tax expense for the three months ended June 30, 1998 and 1997, was $2.8 million and $2.7 million, respectively, or 37.6% and 39.0% of pretax income, respectively. Income tax expense for the six months ended June 30, 1998 and 1997, was $5.8 million and $5.1 million, respectively, or 38.0% and 38.8% of pretax income, respectively. Although there can be no assurances, management expects the Corporation's effective tax rate to decline modestly in the immediate future. This is expected to occur because of the aforementioned securitization of $222 million in adjustable-rate residential mortgage loans and the subsequent transfer of the related mortgage-backed securities to the Corporation's wholly-owned investment subsidiary in Nevada. The State of Nevada does not currently impose a corporate income tax.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $40.1 million or 2.6% during the six months ended June 30, 1998. This increase was primarily the result of a $75.8 million increase in overnight investments. Mortgage-backed and related securities classified as available for sale also increased substantially during the period, but this increase was attributable to the securitization of $222 million in adjustable-rate residential mortgage loans, as more fully-described in a subsequent paragraph. The increase in overnight investments was partially offset by decreases in investment securities available for sale and mortgage-backed and related securities classified as held for investment. These decreases were the result of maturities and periodic amortization of the underlying collateral.

         The increase in the Corporation's assets was funded by a $133.1 million or 11.6% increase in deposit liabilities. Growth in deposits was also used to pay down $109.4 million in FHLB advances and other borrowings during the period.

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB and fed funds sold, increased by $75.8 million from $7.1 million at December 31, 1997, to $83.0 million at June 30, 1998. This increase was caused by the temporary investment of cash flows from deposit liabilities, loans held for investment, and mortgage-backed and investment securities. The Corporation fully expects to use most of its overnight investments to repay short-term FHLB advances as they mature. However, overnight investments may also be used to invest in longer-term, higher-yielding assets if such opportunities present themselves.

         INVESTMENT SECURITIES The Corporation's investment securities available for sale decreased by $15.5 million or approximately 70% during the six months ended June 30, 1998. This decrease was due to the maturity of a number of investment securities during the period. The proceeds from such maturities were generally reinvested in overnight investments, as previously described.

         Historically, the primary purpose of the Corporation's investment securities portfolio was to meet liquidity requirements imposed on the Bank by the Office of Thrift Supervision ("OTS"). During the fourth quarter of 1997, however, the OTS modified its regulatory liquidity requirements for thrift institutions. As a result of such modifications, the investment securities the Bank is required to hold for regulatory liquidity purposes were substantially reduced. Accordingly, the Bank anticipates that it will not need to maintain a portfolio of investment securities in the future that is as large as it has been in the past, although there can be no assurances.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $201.5 million during the six months ended June 30, 1998. This increase was caused by the securitization of $222 million of the Corporation's adjustable-rate residential loans into mortgage-backed securities (MBSs) during the period. These securities were classified as "available for sale" and were transferred to the Corporation's wholly-owned investment subsidiary in Nevada.

         The securitization of the Corporation's adjustable-rate residential mortgage loans into MBSs improves the liquidity of the asset and increases the Corporation's borrowing capacity by making such loans acceptable as collateral for reverse-repurchase agreements. MBSs also receive more favorable treatment under the FHLB's current collateralization guidelines. The Corporation has retained the credit risk associated with the underlying loans, which has the effect of reducing the guarantee fee that is normally paid to the Federal Home Loan Mortgage Corporation ("FHLMC"), the issuer of the MBSs. This fact is not expected to have any impact on the marketability of the securities, although there can be no assurances. Furthermore, this action does not change the credit risk profile of the Corporation's assets, as it was exposed to the credit risk on the loans prior to their securitization.

         LOANS HELD FOR SALE The Corporation's loans held for sale decreased by $9.5 million or approximately 20% during the six months ended June 30, 1998. Declining interest rates and high levels of refinance activity during the last few months of 1997 and the first few months of 1998 resulted in high levels of loans held for sale during such periods. Interest rates have stabilized in recent months, however, resulting in a decline in refinance activity and a corresponding decrease in loans held for sale.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment decreased by $220.6 million or 18.5% during the six months ended June 30, 1998. This decrease was caused by the aforementioned securitization of adjustable-rate residential mortgage loans into MBSs. Excluding the effects of this transaction, loans held for investment would have increased slightly during the six months ended June 30, 1998.

         A low interest rate environment in 1998 has had a significant impact on the ability of the Corporation to maintain its portfolio of loans held for investment. This situation has developed because a low interest rate environment tends to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential mortgage loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its portfolio of adjustable-rate residential loans has declined since December 31, 1998. Although some of this decline has been replaced by growth in consumer and commercial real estate loans, management believes it will be a challenge for the Corporation to maintain its current portfolio of loans held for investment if this interest rate environment persists.

         The Corporation is currently exploring other alternatives to increase its portfolio of loans held for investment and other earning assets in the near term. These alternatives include, but are not limited to, the purchase of adjustable-rate residential mortgage loans from third-party originators, the retention of certain fixed-rate loans that are currently sold by the Corporation in the secondary market, or the purchase of mortgage-backed and related securities. Management expects to fund these assets through increased borrowings from the FHLB. However, there are many considerations involved in this decision and there can be no assurances that the Corporation will elect to adopt any of these strategies to increase its portfolio of loans held for investment or other earning assets.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $133.1 million or 11.6% during the six months ended June 30, 1998. This growth was due in part to a number of popular CD programs that were offered to customers during the period. Management also attributes this to the combined effects of the Corporation's competitive interest rate offerings, its expansion efforts in recent years, its convenient banking locations, and the strong local economies in its market areas. Management expects these trends to continue in the immediate future, resulting in continued modest growth in the Corporation's deposit liabilities, although there can be no assurances.

         Also contributing to the increase in deposit liabilities was a $23.2 million increase in the amount the Corporation holds as custodian for third-party investors in loans serviced by the Corporation. These deposits increased as a result of significant loan prepayment activity, which was brought about by a low interest rate environment, as previously described. Management expects these deposits to return to more reasonable levels as prepayment activity slows in the future. However, there can be no assurances.

         FHLB ADVANCES AND OTHER BORROWINGS The Corporation's FHLB advances and other borrowings decreased by $109.4 million or approximately 40% during the six months ended June 30, 1998. This decrease was funded by growth in deposit liabilities, as described in the previous paragraph. Management expects FHLB advances to continue to decline in the immediate future as overnight investments are used to repay maturing advances. Alternatively, FHLB advances may increase if the Corporation executes any of the strategies described in previous paragraphs to increase its level of loans held for investment or other earning assets.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $3.4 million or 0.22% of total assets at June 30, 1998, compared to $4.9 million or 0.32% of total assets at December 31, 1997. The decrease in non-performing assets during the period was principally due to the aforementioned apartment complex in Indianapolis, Indiana. The loan on this property was classified as non-performing as of December 31, 1997. However, it was classified as performing as of June 30, 1998, because of the Corporation's acceptance of a deed-in-lieu of foreclosure and subsequent sale to a new borrower in the first quarter.

         In addition to non-performing assets, at June 30, 1998, management was closely monitoring $7.7 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $7.2 million in such assets at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S government, federal agency, and other mortgage-related and investment securities of not less than 4% of net withdrawable accounts and short-term borrowings. The Bank was in full compliance with these regulations during the six months ended June 30, 1998.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At June 30, 1998, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

         The Corporation's stockholder's equity ratio as of June 30, 1998, was 7.50% of total assets. The Corporation's objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1% and 15%, respectively. The Corporation's equity ratio is above its target range as of June 30, 1998, primarily because of slower growth in the Corporation's earning assets, as previously described. Also contributing was $2.2 million in "non-owner adjustments to equity", which represent a valuation allowance (net of the related income tax effect) on the Corporation's securities classified as "available for sale". This allowance increased during the six months ended June 30, 1998, because of the aforementioned securitization of adjustable-rate residential mortgage loans into MBSs. Management expects the Corporation to operate with a higher than normal equity ratio in the immediate future. Although the aforementioned strategies to increase the Corporation's earning assets, if implemented, may result in an equity ratio more in line with the Corporation's target range.

         The Corporation paid cash dividends of $2.4 million and $2.1 million during the six months ended June 30, 1998 and 1997, respectively. These amounts equated to dividend payout ratios of 25.3% and 26.1% of net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On July 28, 1998, the Corporation's Board of Directors approved a regular quarterly dividend of $0.07 per share payable on September 3, 1998, to shareholders of record on August 13, 1998.

         During the six months ended June 30, 1998, the Corporation repurchased 100,000 shares of common stock at a cost of $1.7 million under its 1996 and 1997 stock repurchase plans (the "1996 Plan" and "1997 Plan"). As of June 30, 1998, no shares remain to be purchased under the 1996 Plan and 886,152 shares remain to be purchased under the 1997 Plan.

         During the six months ended June 30, 1998, the Corporation reissued 237,854 shares of common stock out of its inventory of treasury stock with a cost basis of $2.4 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

ASSET/LIABILITY MANAGEMENT

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "funding gaps"). Management has sought to control the Corporation's funding gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer and education loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in multi-family residential and commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in short- and medium-term fixed-rate CMOs and MBSs, as well as medium-term, fixed-rate, single-family mortgage loans. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

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

         As of June 30, 1998, the Corporation was in compliance with its internal polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 1997. It should be noted, however, that the strategies intended to increase the Corporation's earning assets, as discribed elsewhere in this report, if implemented, are expected to modestly increase the Corporation's negative funding gap. However, management expects that the Corporation will remain in compliance with its internal interest rate risk policy should any of the strategies be implemented.

OTHER MATTERS

         FORMATION OF AN INSURANCE SUBSIDIARY The Corporation has sold credit insurance policies (life and disability) to its consumer loan customers for a number of years. The Corporation has earned commission revenue from the third-party insurer in connection with such sales, but has not underwritten or reinsured any of the associated risk. However, in the third quarter of 1998 management expects to complete the formation of a wholly-owned subsidiary of the Bank, the purpose of which will be to reinsure credit insurance policies sold in connection with its consumer loans. The third-party insurer will carry the first level of risk and will be responsible for performing most of the administrative tasks of the subsidiary on a contract basis. Based on the Corporation's past claims experience, management does not believe this decision will expose the Corporation to significant risk of loss, although there can be no assurances.

         The Corporation will continue to earn commission revenue from the third-party insurer. However, it will also earn reinsurance premiums, which net of administrative costs and required insurance reserves, are expected to increase revenue from this source by 15% to 20% from what would otherwise be received (although there can be no assurances). During the six months ended June 30, 1998 and 1997, the Corporation earned commission revenue from sales of credit insurance policies of $280,000 and $477,000, respectively. The decline in 1998 was primarily attributable to the receipt in the prior year of a larger than normal annual commission bonus.

         As a result of forming this subsidiary and assuming reinsurance risk on all policies sold since October 1, 1995, the Corporation expects to receive a "warehousing bonus" from the third-party insurer. This bonus is expected to be approximately $300,000 and will be recorded as income during the period in which the subsidiary is formed. However, there can be no assurances with respect to this bonus. Furthermore, there can be no assurance that the Corporation will complete the formation of the subsidiary or that it will be able to meet the timeline specified herein.

         LEGISLATION AFFECTING EDUCATION LOANS The Student Loan Reform Act of 1993 ("the Act") contains a provision that changes the rate received on education loans originated after July 1, 1998, from the three-month U.S. Treasury bill plus 310 basis points to the ten-year U.S. Treasury note plus 100 basis points. This provision of the Act is expected to substantially reduce the profitability of education loans, which may have an adverse impact on the Corporation's willingness to originate this type of loan in the future. During the six months ended June 30, 1998 and 1997, the Corporation originated $13.9 million and $13.2 million of education loans, respectively.

         The banking and thrift industries, as well as other interested parties, have been working with federal legislators to eliminate or modify this provision of the Act. As a result these efforts, compromise legislation was signed into law in June 1998, which delayed the effective date of the provision to October 1, 1998. The legislation also reduced the rate on education loans originated between July 1, 1998, and October 1, 1998, by 30 basis points, which is expected to have less of an impact on the profitability of education loans than the original provision of the Act. The banking and thrift industries, as well as other interest parties, are working with federal legislators to make the terms of the compromise legislation permanent. However, there can be no assurances that they will be successful or that additional compromises will not have to be made, which may affect the Corporation's willingness to originate education loans in the future.

                            PART II-OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

Refer to Note 3 of the Corporation's Consolidated Financial Statements.

ITEM 2--CHANGES IN SECURITIES

None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5--OTHER INFORMATION

None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   FIRST FEDERAL CAPITAL CORP


/s/ Thomas W. Schini                               August 1, 1998
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
 (duly authorized officer)


/s/ Jack C. Rusch                                  August 1, 1998
Jack C. Rusch
Executive Vice President and
Chief Financial Officer