Form 10-Q
period 1998-09-30
FIRST FEDERAL CAPITAL CORP
filed 1998-11-10
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................SEPTEMBER 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from......................to..........................

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

Class: COMMON STOCK--$.10 PAR VALUE Outstanding as of November 4, 1998:
18,480,849 (EXCLUDES 1,460,781 SHARES HELD AS TREASURY STOCK)

                           FORM 10-Q TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION                                                                     Page

      Item 1--Financial Statements ..................................................................2

      Item 2--Management's Discussion and Analysis of Financial Condition and Results of
              Operations............................................................................11


PART II--OTHER INFORMATION

      Item 1--Legal Proceedings.....................................................................23

      Item 2--Changes in Securities.................................................................23

      Item 3--Defaults Upon Senior Securities.......................................................23

      Item 4--Submission of Matters to Vote of Security Holders.....................................23

      Item 5--Other Information.....................................................................23

      Item 6--Exhibits and Reports on Form 8-K......................................................23


SIGNATURES..........................................................................................24

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1998, and December 31, 1997

                                                                                  SEPTEMBER 30     DECEMBER 31
                                                                                      1998             1997
ASSETS                                                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                              $25,948,956      $29,939,484
Interest-bearing deposits with banks                                                   8,190,469        7,113,756
Investment securities available for sale, at fair value                                2,353,484       21,376,678
Mortgage-backed and related securities:
  Available for sale, at fair value                                                  247,796,204       47,895,297
  Held for investment, at cost (fair value of $116,701,857 and $123,613,629,         116,205,651      124,335,969
  respectively)
Loans held for sale                                                                   77,437,586       45,576,945
Loans held for investment, net                                                     1,176,006,462    1,193,893,087
Federal Home Loan Bank stock                                                          13,998,700       13,811,300
Accrued interest receivable, net                                                      15,044,622       11,547,757
Office properties and equipment                                                       24,847,046       24,243,132
Mortgage servicing rights, net                                                        21,080,908       16,290,903
Intangible assets                                                                      5,559,218        5,921,443
Other assets                                                                           2,123,968        2,348,647
------------------------------------------------------------------------------------------------------------------

  Total assets                                                                    $1,736,593,274   $1,544,294,398
------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                               $1,311,758,730   $1,146,533,896
Federal Home Loan Bank advances and other borrowings                                 277,063,977      275,778,770
Advance payments by borrowers for taxes and insurance                                  6,911,733        3,872,764
Accrued interest payable                                                               1,788,149        2,030,153
Other liabilities                                                                     16,576,004        6,717,469
------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                1,614,098,593    1,434,933,052
------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                 -                -
Common stock, $.10 par value, 20,000,000 shares authorized, 19,941,630 shares issued and outstanding, including 1,469,381 and 1,560,570 shares of treasury stock,
   respectively                                                                        1,994,163          997,082
Additional paid-in capital                                                            34,540,065       35,537,146
Retained earnings                                                                     94,810,610       84,548,291
Treasury stock, at cost                                                              (10,874,930)     (10,845,168)
Unearned restricted stock                                                             (1,428,303)        (211,006)
Non-owner adjustments to equity, net                                                   3,453,076         (664,999)
------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                         122,494,681      109,361,346
------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                      $1,736,593,274   $1,544,294,398
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 1998 and 1997

                                                                                  THREE MONTHS ENDED SEPTEMBER 30
                                                                             -------------------------------------
                                                                                       1998               1997
                                                                                   (UNAUDITED)        (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                  $21,836,937        $25,137,703
Interest on mortgage-backed and related securities                                   6,333,748          2,965,013
Interest and dividends on investments                                                  783,940          1,244,682
------------------------------------------------------------------------------------------------------------------
  Total interest income                                                             28,954,625         29,347,398
------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                     15,215,226         13,076,182
Interest on FHLB advances and other borrowings                                       2,224,145          4,928,748
------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                            17,439,371         18,004,930
------------------------------------------------------------------------------------------------------------------
  Net interest income                                                               11,515,254         11,342,468
Provision for loan losses                                                               63,218            122,613
------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                               11,452,036         11,219,855
------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                              3,827,025          3,239,287
Commissions on annuity and insurance sales                                             447,204            355,434
Loan servicing fees                                                                   (690,631)           566,782
Gain on sales of loans                                                               3,499,146          2,437,897
Loss on sales of investment securities                                                       -           (627,727)
Other income                                                                           826,675            529,482
------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                          7,909,419          6,501,155
------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                   6,962,811          5,571,509
Occupancy and equipment                                                              1,722,632          1,628,768
Advertising and marketing                                                              510,681            524,048
Federal deposit insurance premiums                                                     180,051            143,443
Other expenses                                                                       2,585,063          2,266,730
------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                        11,961,238         10,134,498
------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                         7,400,217          7,586,512
Income tax expense                                                                   2,627,940          2,895,514
------------------------------------------------------------------------------------------------------------------

  Net income                                                                        $4,772,277         $4,690,998
------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                               $0.24              $0.24
Basic earnings per share                                                                  0.26               0.26
Dividends paid per share                                                                  0.07               0.06
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months Ended September 30, 1998 and 1997

                                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                             -------------------------------------
                                                                                   1998               1997
                                                                                (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                  $70,871,741        $72,592,695
Interest on mortgage-backed and related securities                                  12,796,825          9,308,377
Interest and dividends on investments                                                3,602,427          4,019,800
------------------------------------------------------------------------------------------------------------------
  Total interest income                                                             87,270,993         85,920,872
------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                     43,456,559         37,431,309
Interest on FHLB advances and other borrowings                                       8,907,863         15,191,036
------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                            52,364,422         52,622,345
------------------------------------------------------------------------------------------------------------------
  Net interest income                                                               34,906,571         33,298,527
Provision for loan losses                                                              205,141            375,034
------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                               34,701,430         32,923,493
------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                             10,715,104          9,156,866
Commissions on annuity and insurance sales                                           1,235,561          1,474,963
Loan servicing fees                                                                 (3,361,074)         1,743,264
Gain on sales of loans                                                              11,079,891          4,218,725
Loss on sales of investment securities                                                       -           (725,142)
Other income                                                                         2,547,543          1,410,632
------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                         22,217,025         17,279,308
------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                  19,090,248         16,031,546
Occupancy and equipment                                                              5,161,313          4,897,093
Advertising and marketing                                                            1,556,586          1,709,571
Federal deposit insurance premiums                                                     531,439            469,595
Other expenses                                                                       7,871,317          6,485,915
------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                        34,210,903         29,593,720
------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                        22,707,552         20,609,081
Income tax expense                                                                   8,438,531          7,951,402
------------------------------------------------------------------------------------------------------------------

  Net income                                                                       $14,269,021        $12,657,679
------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                               $0.72              $0.64
Basic earnings per share                                                                  0.77               0.69
Dividends paid per share                                                                 0.200              0.173
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended September 30, 1998 and 1997

                                  COMMON
                                 STOCK AND
                                 ADDITIONAL                                 UNEARNED     NON-OWNER
                                  PAID-IN       RETAINED       TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                         CAPITAL       EARNINGS         STOCK        STOCK      TO EQUITY         TOTAL
------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997       $36,607,567   $78,290,135    ($11,683,063)   ($284,368)  ($1,687,607)   $97,258,451
                                                                                                     -------------
Net income                                     4,690,998                                                 4,690,998
Securities valuation
adjustment,
  net of income taxes                                                                       260,916        260,916
Reclassification adjustment
for loss
  on securities included in
income,
  net of income taxes                                                                       373,246        373,246
                                                                                                     -------------
Net income and non-owner
  adjustments to equity                                                                                  5,325,160
                                                                                                     -------------
Dividends paid                                (1,100,036)                                               (1,100,036)
Exercise of stock options          711,571    (1,371,172)      1,578,132                                   918,531
Purchase of treasury stock                                    (1,393,751)                               (1,393,751)
Amortization of restricted
stock                                                                          36,681                       36,681
------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997  $37,319,138   $80,509,925    ($11,498,682)   ($247,687)  ($1,053,445)  $105,029,249
------------------------------------------------------------------------------------------------------------------


UNAUDITED
------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998       $36,534,228   $91,886,232     ($10,155,071)   ($1,600,340) $2,154,793     $113,316,721
                                                                                                         ------------
Net income                                     4,772,277                                                    4,772,277
Securities valuation
adjustment,
  net of taxes                                                                            1,298,283         1,298,283
                                                                                                         ------------
Net income and non-owner
  adjustments to equity                                                                                     6,070,560
                                                                                                          -----------
Dividends paid                                (1,297,861)                                                  (1,297,861)
Exercise of stock options                       (550,038)         891,891                                     341,853
Restricted stock award                                                                                              -
Purchase of treasury stock                                     (1,611,750)                                 (1,611,750)
Amortization of restricted
stock                                                                            172,037                      172,037
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998  $36,534,228   $94,810,610     ($10,874,930)   ($1,428,303)  $3,453,076     122,494,681
------------------------------------------------------------------------- -------------- ----------------------------

Refer to accompanying Notes to Consolidated Financial
Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine months Ended September 30, 1998 and 1997

                                    COMMON
                                 STOCK AND
                                ADDITIONAL                                   UNEARNED     NON-OWNER
                                   PAID-IN      RETAINED       TREASURY     RESTRICTED   ADJUSTMENTS
UNAUDITED                          CAPITAL      EARNINGS         STOCK        STOCK       TO EQUITY        TOTAL
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996   $36,244,047   $72,569,092    ($10,533,625)    ($414,392)  ($2,450,764)    $95,414,358
                                                                                                      --------------
Net income                                    12,657,679                                                  12,657,679
Securities valuation
adjustment,
  net of income taxes                                                                        966,150         966,150
Reclassification adjustment
for loss
  on securities included in
income,
  net of income taxes                                                                        431,169         431,169
                                                                                                      --------------
Net income and non-owner
  adjustments to equity                                                                                   14,054,998
                                                                                                      --------------
Dividends paid                                (3,181,118)                                                 (3,181,118)
Exercise of stock options        1,075,091    (1,535,728)      1,770,131                                   1,309,494
Purchase of treasury stock                                    (2,735,188)                                 (2,735,188)
Amortization of restricted
stock                                                                          166,705                       166,705
--------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1997  $37,319,138   $80,509,925    ($11,498,682)    ($247,687)  ($1,053,445)   $105,029,249
--------------------------------------------------------------------------------------------------------------------


UNAUDITED
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997   $36,534,228   $84,548,291    ($10,845,168)    ($211,006)    ($664,999)   $109,361,346
                                                                                                      --------------
Net income                                    14,269,021                                                  14,269,021
Securities valuation
adjustment,
  net of taxes                                                                             4,118,075       4,118,075
                                                                                                      --------------
Net income and non-owner
  adjustments to equity                                                                                   18,387,096
                                                                                                      --------------
Dividends paid                                (3,702,537)                                                 (3,702,537)
Exercise of stock options                     (1,068,261)      2,348,925                                   1,280,664
Restricted stock award                           764,096         969,312    (1,733,408)                            -
Purchase of treasury stock                                    (3,347,999)                                 (3,347,999)
Amortization of restricted
stock                                                                          516,111                       516,111
--------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998  $36,534,228   $94,810,610    ($10,874,930)  ($1,428,303)   $3,453,076     122,494,681
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1998 and 1997

                                                                                  THREE MONTHS ENDED SEPTEMBER 30
                                                                             -------------------------------------
                                                                                   1998               1997
                                                                                (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $4,772,277            $4,690,998
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                      67,042                93,659
    Net loan costs deferred                                                           (257,422)             (251,691)
    Depreciation and amortization                                                    3,464,559             1,614,626
    Gains on sales of loans and other investments                                   (3,499,147)           (1,810,170)
    Increase in accrued interest receivable                                         (1,533,848)             (331,383)
    Increase (decrease) in accrued interest payable                                    322,321              (204,617)
    Decrease in current and deferred income taxes                                     (594,460)             (851,987)
    Other accruals and prepaids, net                                                   307,063                (2,541)
-----------------------------------------------------------------------------------------------------  -------------
      Net cash provided by operations before loan originations and sales             3,048,385             2,946,894
  Loans originated for sale                                                       (168,021,007)          (90,566,776)
  Sales of loans originated for sale                                               146,357,438            82,248,792
-----------------------------------------------------------------------------------------------------  -------------
      Net cash used by operations                                                  (18,615,184)           (5,371,090)
-----------------------------------------------------------------------------------------------------  -------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                       74,762,123            (8,250,306)
  Sales of investment securities                                                             -            26,937,148
  Maturities of investment securities                                                3,520,662             4,674,192
  Purchases of mortgage-backed and related securities held for investment          (20,355,825)                    -
  Principal payments on mortgage-backed and related securities held for             11,873,824             7,256,449
investment
  Principal payments on mortgage-backed and related securities available            20,338,249             4,573,839
for sale
  Loans originated for investment                                                 (153,189,921)         (128,724,508)
  Loans purchased for investment                                                  (160,609,987)           (4,351,005)
  Loan principal repayments                                                         75,176,708            73,097,430
  Sales of loans originated for investment                                          16,353,667            39,982,643
  Sales of real estate                                                               1,317,932               387,391
  Additions to office properties and equipment                                      (1,021,485)             (319,702)
  Purchases of mortgage servicing rights                                                     -              (517,065)
  Other, net                                                                        (2,335,699)             (266,996)
-----------------------------------------------------------------------------------------------------  -------------
    Net cash provided (used) by investing activities                              (134,169,752)           14,479,510
-----------------------------------------------------------------------------------------------------  -------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                               32,170,405            61,746,104
  Long-term advances from Federal Home Loan Bank                                    75,660,000                     -
  Repayment of long-term Federal Home Loan Bank advances                                     -           (32,000,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings           36,510,000           (43,290,000)
  Decrease in other borrowings                                                      (1,501,463)           (5,001,327)
  Increase in advance payments by borrowers for taxes and insurance                  1,438,089             2,173,597
  Proceeds from sale of common stock                                                   145,623               206,960
  Purchase of treasury stock                                                        (1,611,750)           (1,393,751)
  Dividends paid                                                                    (1,297,861)           (1,100,036)
  Other, net                                                                         3,567,547               688,176
-----------------------------------------------------------------------------------------------------  -------------
    Net cash provided (used) by financing activities                               145,080,590           (17,970,277)
-----------------------------------------------------------------------------------------------------  -------------
Net decrease in cash and due from banks                                             (7,704,346)           (8,861,857)
Cash and due from banks at beginning of period                                      33,653,302            29,520,427
-----------------------------------------------------------------------------------------------------  -------------
    Cash and due from banks at end of period                                       $25,948,956           $20,658,570
-----------------------------------------------------------------------------------------------------  -------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                         $27,420,777           $29,016,015
  Interest paid on deposits and borrowings                                          17,117,050            18,209,547
  Income taxes paid                                                                  3,219,000             3,735,000
-----------------------------------------------------------------------------------------------------  -------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months Ended September 30, 1998 and 1997

                                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                             -------------------------------------
                                                                                   1998               1997
                                                                                (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                       $14,269,021        $12,657,679
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                     423,382            321,484
    Net loan costs deferred                                                           (787,928)          (636,300)
    Depreciation and amortization                                                   10,922,295          4,713,710
    Gains on sales of loans and other investments                                  (11,079,891)        (3,493,583)
    Increase in accrued interest receivable                                         (3,496,865)        (1,264,505)
    Decrease in accrued interest payable                                              (242,004)          (182,227)
    Increase (decrease) in current and deferred income taxes                         1,526,409           (389,212)
    Other accruals and prepaids, net                                                    99,170           (480,922)
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales            11,633,589         11,246,124
  Loans originated for sale                                                       (535,140,129)      (174,763,945)
  Sales of loans originated for sale                                               512,209,977        168,693,299
------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                                       (11,296,563)          5,175,478
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                                  (1,076,713)       (17,361,693)
  Sales of investment securities                                                             -         31,710,769
  Maturities of investment securities                                               18,963,585         16,384,571
  Purchases of mortgage-backed and related securities held for investment         (20,355,825)                  -
  Principal payments on mortgage-backed and related securities held for             28,475,209         16,879,132
investment
  Principal payments on mortgage-backed and related securities available            26,860,349         11,640,561
for sale
  Loans originated for investment                                                 (414,181,063)      (373,354,146)
  Loans purchased for investment                                                  (160,609,987)        (6,372,996)
  Loan principal repayments                                                        284,696,892        233,964,097
  Sales of loans originated for investment                                          72,906,820         48,862,394
  Sales of real estate                                                               5,082,486          1,007,214
  Additions to office properties and equipment                                      (2,711,070)        (1,684,271)
  Purchases of mortgage servicing rights                                              (454,774)        (1,374,069)
  Other, net                                                                           (16,449)         1,004,799
------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                         (162,420,540)       (38,693,638)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                              165,224,834        117,575,858
  Long-term advances from Federal Home Loan Bank                                   150,660,000         25,000,000
  Repayment of long-term Federal Home Loan Bank advances                           (16,580,000)      (209,776,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings         (119,790,000)       100,398,000
  Decrease in other borrowings                                                     (13,004,793)        (6,004,311)
  Increase in advance payments by borrowers for taxes and insurance                  3,038,969          7,292,287
  Proceeds from sale of common stock                                                   341,014            355,303
  Purchase of treasury stock                                                        (3,347,999)        (2,735,188)
  Dividends paid                                                                    (3,702,537)        (3,181,118)
  Other, net                                                                         6,887,087            607,645
------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                      169,726,575         29,532,476
------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                             (3,990,528)        (3,985,684)
Cash and due from banks at beginning of period                                      29,939,484         24,644,254
------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                       $25,948,956        $20,658,570
------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                         $83,774,127        $84,656,367
  Interest paid on deposits and borrowings                                          52,606,426         52,804,572
  Income taxes paid                                                                  6,878,000          8,464,000
  Income taxes refunded                                                                389,875             97,545
  Mortgage-backed security swaps                                                   222,259,809                  -
------------------------------------------------------------------------------------------------------------------

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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 1998, may not necessarily be indicative of the results which may be expected for the entire year ending December 31, 1998.

Certain 1997 balances have been reclassified to conform to the 1998 presentation.

NOTE 3--CONTINGENCIES

         In 1996, First Enterprises, Inc. ("FEI"), a wholly-owned subsidiary of the Bank, received a favorable judgement in a matter that was brought before the United States District Court for the Northern District of Indiana (the "Court"). The Court awarded FEI $1.1 million in compensatory damages, plus post-judgement interest on the damages, as well as filing fees and other court costs. The defendant in the action is a well-capitalized money-center bank that provided certain trust services relating to one of FEI's hotel joint ventures in the 1980s.

         In July 1998, the Court entertained oral arguments from the parties on the issue of punitive damages. In September 1998, the Court entered its final judgement in the case, which included the $1.1 million of previously awarded compensatory damages, plus interest and punitive damages. The final award was $5.8 million, plus costs and post-judgement interest.

         The defendant has appealed the Court's final judgement to the United States Court of Appeals for the Seventh Circuit. Management of the Corporation is unable to predict the outcome of the appeal. Accordingly, the Corporation has not recognized any portion of the final judgement in its results of operations.

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

RESULTS OF OPERATIONS

         QUARTER OVERVIEW The Corporation's net income for the three months ended September 30, 1998 and 1997, was $4.77 million or $0.24 per diluted share and $4.69 million or $0.24 per diluted share, respectively. These amounts represented a return on average assets of 1.20% for both periods and a return on average equity of 15.85% and 18.27%, respectively.

         The improvement in net income from 1997 to 1998 was primarily attributable to a $1.1 million increase in gain on sales of loans. Also contributing was a $588,000 increase in retail banking fees, a $297,000 increase in other non-interest income, a $173,000 increase in net interest income, and a $268,000 decrease in income tax expense. The third quarter of the previous year also included a $628,000 loss on the sale of investment securities. These developments were partially offset by a $1.3 million decline in loan servicing fees and a $1.8 million increase in non-interest expense--the latter due primarily to a $1.4 million increase in compensation and employee benefits expense.

         NINE MONTH OVERVIEW The Corporation's net income for the nine months ended September 30, 1998 and 1997, was $14.3 million or $0.72 per diluted share and $12.7 million or $0.64 per diluted share, respectively. These amounts represented a return on average assets of 1.20% and 1.10%, respectively, and a return on average equity of 16.47% and 17.00%, respectively.

         The improvement in net income from 1997 to 1998 was primarily attributable to a $6.9 million increase in gain on sales of loans. Also contributing was a $1.6 million increase in net interest income, a $1.6 million increase in retail banking fees, and a $1.1 million increase in other income. The latter was due to increased fee income on certain loan originations and conversions, as well as certain non-recurring recoveries and refunds from the federal and state governments. Earnings in the previous year also included a $725,000 loss on the sale of investment securities. These developments were partially offset by a $5.1 million decline in loan servicing fees, a $3.1 million increase in compensation and employee benefits expense, and a $1.4 million increase in other non-interest expense. The latter was due to a variety of factors, the most significant of which were increased communication and office supply costs, increased transaction charges related to ATMs and debit cards, increased expenses related to the operation and disposition of foreclosed real estate, and increased costs related to loans serviced for third-party investors.

         The following paragraphs discuss these changes in more detail along with other changes in the components of net income during the three and nine month periods ended September 30, 1998 and 1997.

         NET INTEREST INCOME Net interest income increased by $173,000 or 1.5% and $1.6 million or 4.8% during the three and nine month periods ended September 30, 1998, as compared to the same periods in the previous year. Net interest income was favorably impacted in these periods by a $14.9 million or 1.0% increase and a $39.0 million or 2.7% increase in the Corporation's average interest-earning assets, respectively. The primary source of this growth occurred in consumer and commercial real estate loans, although mortgage-backed and related securities and overnight investments also increased. However, these last two increases were caused by the securitization of single-family mortgage loans into mortgage-backed securities (MBSs) and the temporary investment of proceeds from loan sales. Both of these developments explain the substantial decrease in single-family mortgage loans between the three and nine-month periods ended September 30, 1998 and 1997.

         The growth in the Corporation's average earning assets between the three and nine month periods ended September 30, 1998 and 1997, was primarily funded by increases in average non-interest-bearing liabilities and stockholders' equity. The average balance of deposit liabilities also grew substantially between these periods, but a decline in average FHLB advances and other borrowings offset this growth. The increase in average non-interest-bearing liabilities was primarily caused by increases in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in these accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts have increased in recent periods because of increased loan prepayment activity, which was brought about by a declining interest rate environment. The increase in stockholders' equity was principally due to the capitalization of earnings.

         The favorable impact of the aforementioned developments on net interest income was offset in part by a modest decline in the Corporation's interest rate spread during the three and nine month periods ended September 30, 1998, as compared to the same periods in the previous year. Management attributes this to a declining interest rate environment, which has resulted in a relatively flat yield curve during most of 1998. This type of interest rate environment has an unfavorable impact on the Corporation's interest rate spread because of the tendency of the Corporation's assets to price off a longer end of the yield curve than its liabilities. If this interest rate environment persists in the future, management expects further declines in the Corporation's interest rate spread.

         The tables on the following pages set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and nine months ended September 30, 1998 and 1997.

Dollars in thousands                    THREE MONTHS ENDED SEPTEMBER 30, 1998    THREE MONTHS ENDED SEPTEMBER 30, 1997
----------------------------------------------------------------------------------------------------------------------
                                           AVERAGE                   YIELD/          AVERAGE                   YIELD/
                                           BALANCE     INTEREST        COST          BALANCE     INTEREST        COST
----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans            $380,683       $7,436        7.81%        $617,322      $12,259          7.94%
  Commercial real estate loans             304,427        6,319        8.30          255,477        5,605          8.78
  Consumer loans                           380,578        8,082        8.49          339,923        7,274          8.56
-----------------------------------------------------------------------------------------------------------------------
    Total loans                          1,065,688       21,837        8.20        1,212,722       25,138          8.29
Mortgage-backed and related securities     372,859        6,334        6.80          189,263        2,965          6.27
Investment securities                        4,846           79        6.52           42,887          703          6.56
Interest-bearing deposits with banks        39,105          500        5.11           16,250          221          5.44
Other earning assets                        12,309          205        6.66           18,811          320          6.80
-----------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets        1,494,807       28,955        7.75        1,479,933       29,347          7.93
Non-interest-earning assets:
  Office properties and equipment           24,858                                    24,670
  Other assets                              76,167                                    57,624
-----------------------------------------------------------------------------------------------------------------------
    Total assets                        $1,595,832                                $1,562,227
-----------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts                 $95,834         $479        2.00%         $89,906         $460          2.04%
  Checking accounts                         58,006          127        0.87           52,415          131          1.00
  Money market accounts                    151,071        1,655        4.38          142,981        1,609          4.50
  Certificates of deposit                  854,217       12,955        6.07          720,331       10,877          6.04
-----------------------------------------------------------------------------------------------------------------------
    Total deposits                       1,159,128       15,215        5.25        1,005,633       13,076          5.20
FHLB advances                              164,155        2,183        5.32          327,497        4,794          5.86
Other borrowings                             6,951           41        2.36           16,611          135          3.25
-----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing               1,330,234       17,439        5.24        1,349,741       18,005          5.34
liabilities
Non-interest-bearing liabilities:
  Non-interest-bearing deposits            127,553                                    98,606
  Other liabilities                         17,596                                    11,174
-----------------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,475,383                                 1,459,521
Stockholders' equity                       120,449                                   102,706
-----------------------------------------------------------------------------------------------------------------------
    Total liabilities and
stockholders' equity                    $1,595,832                                $1,562,227
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                     $11,515                                   $11,342
-----------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                   2.51%                                       2.60%
------------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of
average
  earning assets                                                       3.08%                                       3.07%
------------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
average interest-bearing liabilities                                 112.37%                                     109.65%
-----------------------------------------------------------------------------------------------------------------------

<CAPTI0N>
Dollars in thousands                     NINE MONTHS ENDED SEPTEMBER 30, 1998     NINE MONTHS ENDED SEPTEMBER 30, 1997
----------------------------------------------------------------------------------------------------------------------
                                           AVERAGE                   YIELD/          AVERAGE                   YIELD/
                                           BALANCE     INTEREST        COST          BALANCE     INTEREST        COST
----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans            $488,351      $28,648        7.82%        $601,511      $35,854        7.95%
  Commercial real estate loans             287,076       18,538        8.61          245,986       16,038        8.69
  Consumer loans                           373,168       23,686        8.46          323,216       20,701        8.54
----------------------------------------------------------------------------------------------------------------------
    Total loans                          1,148,595       70,872        8.23        1,170,713       72,593        8.27
Mortgage-backed and related securities     260,053       12,797        6.56          198,130        9,308        6.26
Investment securities                        8,499          389        6.10           58,668        2,708        6.16
Interest-bearing deposits with banks        63,319        2,530        5.33            9,039          366        5.40
Other earning assets                        13,831          683        6.58           18,736          945        6.73
----------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets        1,494,297       87,271        7.79        1,455,285       85,921        7.87
Non-interest-earning assets:
  Office properties and equipment           24,640                                    25,512
  Other assets                              67,502                                    55,840
----------------------------------------------------------------------------------------------------------------------
    Total assets                        $1,586,439                                $1,536,637
----------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts                 $93,275       $1,343        1.92%         $88,798       $1,345        2.02%
  Checking accounts                         56,367          399        0.94           52,074          389        1.00
  Money market accounts                    147,250        4,718        4.27          142,048        4,720        4.43
  Certificates of deposit                  818,695       36,997        6.03          694,885       30,976        5.94
----------------------------------------------------------------------------------------------------------------------
    Total deposits                       1,115,587       43,457        5.19          977,805       37,431        5.10
FHLB advances                              216,813        8,751        5.38          346,092       14,740        5.68
Other borrowings                             7,429          156        2.81           15,370          451        3.91
----------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
liabilities                              1,339,829       52,364        5.21        1,339,266       52,622        5.24
Non-interest-bearing liabilities:
  Non-interest-bearing deposits            116,247                                    87,814
  Other liabilities                         14,825                                    10,266
----------------------------------------------------------------------------------------------------------------------
    Total liabilities                    1,470,901                                 1,437,346
Stockholders' equity                       115,538                                    99,291
----------------------------------------------------------------------------------------------------------------------
    Total liabilities and
stockholders' equity                    $1,586,439                                $1,536,637
----------------------------------------------------------------------------------------------------------------------
Net interest income                                     $34,907                                   $33,299
----------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                   2.58%                                     2.63%
----------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of
average earning assets                                                 3.11%                                     3.05%
----------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
average interest-bearing liabilities                                 111.53%                                   108.66%
----------------------------------------------------------------------------------------------------------------------

         A declining interest rate environment in 1998 has had a significant impact on the ability of the Corporation to internally grow its interest-earning assets. This situation has developed because a declining interest rate environment tends to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally originated portfolio of adjustable-rate residential mortgage loans has declined substantially since December 31, 1997. Although some of this decline has been offset by internal growth in consumer and commercial real estate loans, in recent months the Corporation has purchased adjustable-rate residential mortgage loans from third-party originators to maintain growth in its interest-earning assets (refer to "Financial Condition" for additional discussion). In light of continued declines in interest rates, management believes it will continue to be a challenge for the Corporation to internally grow its interest-earning assets. Such could have an unfavorable impact on the future growth of net interest income.

         The Corporation will continue to explore alternatives to maintain growth in its interest-earning assets in the near term. These alternatives include, but are not limited to, the purchase of additional adjustable-rate residential mortgage loans from third-party originators, the purchase of mortgage-backed and related securities, and the retention of certain fixed-rate loans that are currently sold by the Corporation in the secondary market. It is anticipated that such assets would be funded by growth in deposit liabilities or increased borrowings from the

Federal Home Loan Bank of Chicago ("FHLB"). However, there are many considerations involved in such decisions and there can be no assurances that the Corporation will elect to adopt any of these strategies to increase its interest-earnings assets.

         PROVISION FOR LOAN LOSSES In general, provisions for loan losses recorded during the three and nine month periods ended September 30, 1998 and 1997, approximate the Corporation's actual charge-off activity during such periods. Management of the Corporation expects the provision for the remainder of 1998 to also approximate actual charge-off activity, although there can be no assurances.

         As of September 30, 1998 and December 31, 1997, the Corporation's allowance for loan losses was $7.6 million or 0.65% and 0.64% of loans held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended September 30, 1998 and 1997, was $7.9 million and $6.5 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1997 to 1998.

         Retail banking fees and service charges increased by $588,000 or 18.1% during the three months ended September 30, 1998, as compared to the same period in the previous year. This increase was due in part to growth of 18.2% since December 31, 1996, in the number of checking accounts serviced by the Corporation. Approximately 25% of this growth came from retail banking offices opened in 1997 and 1998. Also contributing to the growth in retail banking fees in the most recent period was a $141,000 or approximately 25% increase in fees from customers' use of ATMs and a $91,000 or approximately 35% increase in fee income from customers' use of debit cards. The Corporation introduced debit cards to its checking account customers during the last quarter of 1996. The Corporation increased the number of ATMs it operates in 1997 and 1998 as a result of changes in the rules governing ATM surcharges, which permitted the Corporation to increase fee revenue from ATMs. The Corporation intends to increase the number of ATMs it operates by approximately 10 to 15% in 1998, although there can be no assurances.

         Commissions on annuity and insurance sales increased by $92,000 or approximately 25% during the three months ended September 30, 1998, as compared to the same period in the previous year. The Corporation's current sources of commission revenues are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, and mortgage loan insurance policies. The increase in 1998 was primarily attributable to higher commissions on sales of the first two--most likely because of increases in the size of the Corporation's retail banking network and customer base, as previously described.

         Loan servicing fees declined by $1.3 million from $567,000 during the three months ended September 30, 1997, to $(691,000) during the same period in 1998. The decrease in 1998 was caused by a decline in the carrying value of the Corporation's mortgage servicing rights. A declining interest rate environment during most of 1998 resulted in an increase in mortgage refinance activity, which translated into increased loan prepayments during the period. As a result of such prepayments, the Corporation recorded a $1.6 million decline in the estimated carrying value of its mortgage servicing rights during the third quarter of 1998. This compared to a decline of only $200,000 in the third quarter of 1997.

         Subsequent to September 30, 1998, interest rates have remained at historically low levels. If this environment persists, or if interest rates decline further, the Corporation may be required to record significant mark-to-market losses against the carrying value of its mortgage servicing rights due to increases in market prepayment expectations. Although management believes that most of the Corporation's loans that prepay are replaced by a loan to the same customer, hence preserving the customer relationship, as well as the future servicing cash flow, generally accepted accounting principles require a loss to be recorded up front in the form of a mark-to-market adjustment on the mortgage servicing rights. However, the expected gain on the sale of the refinanced loan, if any, cannot be recorded until it is actually realized in the period in which the customer actually prepays and refinances the loan. Accordingly, future mark-to-market losses on the carrying value of the Corporation's mortgage servicing rights could be substantially larger than they have been in recent periods. Management will continue to closely monitor the carrying value of its mortgage servicing rights and will record mark-to-market adjustments as appropriate.

         Excluding the effects of the aforementioned declines in carrying value of mortgage servicing rights, loan servicing fees would have increased by $168,000 or 21.9% during the three months ended September 30, 1998, as compared to the same period in the previous year. This increase was attributable to a $429.2 million or approximately 30% increase in mortgage loans serviced for others since September 30, 1997. A large portion of this increase was caused by the securitization during the second quarter of $222 million of the Corporation's adjustable-rate residential mortgage loans into MBSs. The principal balance related to these securities is included in the amount reported as loans serviced for others although the Corporation retained the securities (refer to "Financial Condition" for additional discussion). The remaining increase in loans serviced for others was the result of increased sales of mortgage loans in the secondary market, as described in the following paragraph.

         Gains on sales of mortgage loans increased by $1.1 million from $2.4 million during the three months ended September 30, 1997, to $3.5 million during the same period in 1998. This improvement was primarily attributable to a $40.5 million or approximately 35% increase in the Corporation's mortgage loan sales. This increase was due to a declining interest rate environment that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans to fixed-rate, both of which are generally sold in the secondary market. Subsequent to September 30, 1998, interest rates have remained at historically low levels. If this environment persists, or if interest rates decline further, the Corporation is likely to continue to experience high levels of refinance activity, as well as conversions by borrowers of their adjustable-rate loans into fixed-rate loans. Such activity is expected to result in high levels of gains on sales of mortgage loans, although there can be no assurances. Such gains could be substantially offset by declines in the carrying value of the Corporation's mortgage servicing rights, as previously described.

         Loss on the sales of investment securities was $628,000 during the third quarter of 1997, whereas there was no loss recorded during the third quarter of this year. The loss in 1997 was caused by the Corporation's sale of its remaining investment in certain mutual funds that invested primarily in adjustable-rate mortgage and short-term government securities.

         Other income increased by $297,000 from $529,000 during the three months ended September 30, 1997, to $827,000 during the current quarter. Most of this increase was attributable to an increase in fees received on loans originated as agent for the Wisconsin State Veterans Administration ("State VA") and the Wisconsin Housing and Economic Development Authority ("WHEDA"), as well as increased fee income from customers that converted their adjustable-rate mortgage loans to fixed rate loans, as previously described. Also contributing was a recovery of a large amount from the federal government that had been written-off as a loss in 1995.

         Non-interest income for the nine months ended September 30, 1998 and 1997, was $22.2 million and $17.3 million, respectively. This increase was primarily the result of a $6.9 million increase in gain on sales of loans from $4.2 million in 1997 to $11.1 million in 1998. Also contributing was a $1.6 million or 17.0% increase in retail banking fees and a $1.1 million or approximately 80% increase in other income. Non-interest income in the previous year also included a $725,000 loss on the sale of investment securities, whereas no such loss was recorded in 1998. These developments were partially offset by a $5.1 million decrease in loan servicing fees from $1.7 million in 1997 to $(3.4) million in 1998, as well as a $239,000 or 16.2% decrease in commissions on annuity and insurance sales. Other income for the nine months ended September 30, 1998, included a $390,000 state income tax refund for the Corporation's 1987-89 tax years. This refund was received a result of the thrift industry's victory in a court case that reinstated certain tax deductions that had been denied by the State of Wisconsin. The decrease in commissions on annuity and insurance sales was due primarily to the receipt in 1997 of a large commission bonus on sales of credit life and disability insurance policies. A similar bonus was not received in 1998 because of the Bank's intention to form an insurance subsidiary, as described elsewhere in this report. Reasons for all other changes are substantially the same as those described for the three month periods ended September 30, 1998 and 1997.

         NON-INTEREST EXPENSE Non-interest expense for the three-month periods ended September 30, 1998 and 1997, was $12.0 million and $10.1 million, respectively. Non-interest expense as a percent of average assets during these periods was 3.00% and 2.60%, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1997 to 1998.

         Compensation and employee benefits increased by $1.4 million or approximately 25% during the three months ended September 30, 1998, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to general growth in the number of banking facilities operated by the Corporation. Since December 31, 1996, the Corporation has opened ten retail banking facilities and one loan production facility. The Corporation also closed one retail banking facility in 1997. During the remainder of 1998, the Corporation intends to open or acquire four or five additional retail banking facilities, although there can be no assurances (refer to "Other Matters" for additional discussion). As of September 30, 1998, the Corporation had 756 full-time equivalent employees. This compares to 690 and 670 as of December 31, 1997, and September 30, 1997, respectively.

         Occupancy and equipment expense increased by $94,000 or 5.8% during the three months ended September 30, 1998, as compared to the same period in the previous year. This increase was caused by general growth in the number of banking facilities operated by the Corporation, as previously described

         Other non-interest expenses increased by $318,000 or 14.0% during the three months ended September 30, 1998, as compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which were increased communication and office supply costs, increased transaction charges related to customers' use of ATMs and debit cards, increased expenses related to operation and disposition of foreclosed real estate, and increased costs related to "loan-payoff interest" remitted to the Federal National Mortgage Association ("FNMA"). Under the terms of its servicing agreement with FNMA, the Corporation is required to pay a full month's interest to FNMA when certain loans payoff, regardless of the actual date of the payoff. A low interest rate environment and increased prepayment activity has resulted in increased payment of loan-payoff interest to FNMA.

         Non-interest expense for the nine month periods ended September 30, 1998 and 1997, was $34.2 million and $29.6 million, respectively. Non-interest expense as a percent of average assets during these periods was 2.86% and 2.57%, respectively. This increase was primarily the result of a $3.1 million or 19.1% increase in compensation and employee benefits. Also contributing was a $1.4 million or approximately 20% increase in other non-interest expenses and a $264,000 or 5.4% increase in occupancy and equipment expenses. These developments were partially offset by a $153,000 or 8.9% decline in advertising and marketing expense. This decline was caused by slightly lower direct mailing expenditures, reduced marketing costs related to residential lending, and timing differences in the Corporation's annual remittances for charitable contributions. Reasons for all other changes are substantially the same as those described for the three month periods ended September 30, 1998 and 1997.

         INCOME TAX EXPENSE Income tax expense for the three months ended September 30, 1998 and 1997, was $2.6 million and $2.9 million, respectively, or 35.5% and 38.2% of pretax income, respectively. Income tax expense for the nine months ended September 30, 1998 and 1997, was $8.4 million and $8.0 million, respectively, or 37.2% and 38.6% of pretax income, respectively. The decline in the Corporation's effective tax rate in 1998 was caused by the securitization and transfer of MBSs to the Corporation's wholly-owned investment subsidiary in Nevada, as well as the recent purchase of adjustable-rate mortgage loans by that subsidiary (refer to "Financial Condition" for additional discussion). The State of Nevada does not currently impose a corporate income tax.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $192.3 million or 12.5% during the nine months ended September 30, 1998. This increase was principally funded by a $165.2 million or 14.4% increase in deposit liabilities. The increase in the Corporation's total assets was ostensibly caused by a $199.9 million increase in mortgage-backed and related securities classified as available for sale. However, this increase was caused by the transfer of $222 million in adjustable-rate residential mortgage loans from loans held for investment to mortgage-backed and related securities, as more fully described in a subsequent paragraph. The actual increase in total assets is more appropriately attributed to the Corporation's recent purchase of $159.8 million in adjustable-rate residential mortgage loans from a number of third-party financial institutions, as more fully described in a subsequent paragraph.

         INVESTMENT SECURITIES The Corporation's investment securities available for sale decreased by $19.0 million or approximately 90% during the nine months ended September 30, 1998. This decrease was due to the maturity of a number of investment securities during the period.

         Historically, the primary purpose of the Corporation's investment securities portfolio was to meet liquidity requirements imposed on the Bank by the Office of Thrift Supervision ("OTS"). During 1997, however, the OTS modified its regulatory liquidity requirements for thrift institutions. As a result of such modifications, the investment securities the Bank is required to hold for regulatory liquidity purposes were substantially reduced. Accordingly, the Bank anticipates that it will not need to maintain a portfolio of investment securities in the future, although there can be no assurances.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $191.8 million or approximately 110% during the nine months ended September 30, 1998. This increase was caused by the securitization of $222 million of the Corporation's adjustable-rate residential loans into MBSs during the second quarter. These securities were classified as "available for sale" and were transferred to the Corporation's wholly-owned investment subsidiary in Nevada.

         The securitization of the Corporation's adjustable-rate residential mortgage loans into MBSs improves the liquidity of the asset and increases the Corporation's borrowing capacity by making such loans acceptable as collateral for reverse-repurchase agreements. MBSs also receive better treatment under the FHLB's current collateralization guidelines. The Corporation has retained the credit risk associated with the underlying loans, which has the effect of reducing the guarantee fee that is normally paid to the Federal Home Loan Mortgage Corporation ("FHLMC"), the issuer of the MBSs. This fact is not expected to have any impact on the marketability of the securities, although there can be no assurances. Furthermore, this action does not change the credit risk profile of the Corporation's assets, as it was exposed to the credit risk on the loans before their securitization.

         LOANS HELD FOR SALE The Corporation's loans held for sale increased by $31.9 million or approximately 70% during the nine months ended September 30, 1998. Declining interest rates and high levels of refinance activity during most of 1998, and especially in the weeks before the end of the most recent quarter, has resulted in a high level of loans held for sale. Management expects this situation to continue in the immediate future, although there can be no assurances.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment decreased by $17.9 million or 1.5% during the nine months ended September 30, 1998. This decrease was caused by the aforementioned securitization of adjustable-rate residential mortgage loans into MBSs, although the impact of this transaction was offset somewhat by the Corporation's recent purchase of $159.8 million in adjustable-rate mortgage loans originated by third-party financial institutions. These loans were purchased to maintain growth in the Corporation's level of earning assets. A low interest rate environment in 1998 has had a significant impact on the ability of the Corporation to maintain its internally originated portfolio of loans held for investment. This situation has developed because a low interest rate environment tends to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential mortgage loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally originated portfolio of adjustable-rate residential loans has declined substantially since December 31, 1997. Although some of this decline has been offset by internal growth in consumer and commercial real estate loans, the Corporation purchased adjustable-rate mortgage loans from a number of third-party financial institutions in an effort to maintain growth in its level of earning assets. These loans were subjected to substantially the same underwriting process as the Corporation's own loans. The loans are located throughout the U.S., with no single state making up a significant portion of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 250 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of three to seven years. The loans were purchased by the Corporation's wholly-owned investment subsidiary in Nevada.

         The Corporation will continue to explore alternatives to maintain growth in its interest-earning assets in the near term. These alternatives include, but are not limited to, the purchase of additional adjustable-rate residential mortgage loans from third-party financial institutions, the purchase of mortgage-backed and related securities, and the retention of certain fixed-rate loans that are currently sold by the Corporation in the secondary market. It is anticipated that such assets would be funded by growth in deposit liabilities or increased borrowings from the FHLB of Chicago. However, there are many considerations involved in such decisions and there can be no assurances that the Corporation will elect to adopt any of these strategies to increase its interest-earnings assets.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $165.2 million or 14.4% during the nine months ended September 30, 1998. This growth was due in part to a number of popular CD programs that were offered to customers during the period. Management also attributes this growth to the combined effects of the Corporation's competitive interest rate offerings, its expansion efforts in recent years, its convenient banking locations, and the strong local economies in its market areas. Management expects these trends to continue in the immediate future, resulting in continued modest growth in the Corporation's deposit liabilities, although there can be no assurances. Refer to "Other Matters" for additional discussion relating to future growth in the Corporation's deposit liabilities.

         Also contributing to the increase in deposit liabilities was a $37.2 million increase in the amount the Corporation holds as custodian for third-party investors in loans serviced by the Corporation. These deposits increased as a result of significant loan prepayment activity, which was brought about by a low interest rate environment, as previously described. Management expects these deposits to return to more reasonable levels as prepayment activity slows in the future. However, there can be no assurances.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $3.3 million or 0.19% of total assets at September 30, 1998, compared to $4.9 million or 0.32% of total assets at December 31, 1997. The decrease in non-performing assets during the period was principally due to a change in the status of a loan on an apartment complex in Indianapolis, Indiana. The loan on this property was classified as non-performing as of December 31, 1997. However, it was classified as performing as of September 30, 1998, because of the Corporation's acceptance of a deed-in-lieu of foreclosure and subsequent sale to a new borrower in the first quarter.

         In addition to non-performing assets, at September 30, 1998, management was closely monitoring $7.2 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $7.2 million in such assets at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S government, federal agency, and other mortgage-related and investment securities of not less than 4% of net withdrawable accounts and short-term borrowings. The Bank was in full compliance with these regulations during the nine months ended September 30, 1998.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At September 30, 1998, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

         The Corporation's stockholders' equity ratio as of September 30, 1998, was 7.05% of total assets. The Corporation's objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1% and 15%, respectively. The Corporation's equity ratio was above its target range as of September 30, 1998, primarily because of $3.5 million in "non-owner adjustments to equity", which represent a valuation allowance on the Corporation's securities classified as "available for sale" (net of the related income tax effect). This allowance increased during the nine months ended September 30, 1998, because of the securitization of adjustable-rate residential mortgage loans into MBSs, as previously described.

         The Corporation paid cash dividends of $3.7 million and $3.2 million during the nine months ended September 30, 1998 and 1997, respectively. These amounts equated to dividend payout ratios of 25.9% and 25.1% of net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On October 27, 1998, the Corporation's Board of Directors approved a regular quarterly dividend of $0.07 per share payable on December 10, 1998, 1998, to shareholders of record on November 19, 1998.

         During the nine months ended September 30, 1998, the Corporation repurchased 200,500 shares of common stock at a cost of $3.3 million under its 1996 and 1997 stock repurchase plans (the "1996 Plan" and "1997 Plan"). As of September 30, 1998, no shares remain to be purchased under the 1996 Plan and 765,652 shares remain to be purchased under the 1997 Plan.

         During the nine months ended September 30, 1998, the Corporation reissued 291,689 shares of common stock out of its inventory of treasury stock with a cost basis of $3.3 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

ASSET/LIABILITY MANAGEMENT

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "funding gaps"). Management has sought to control the Corporation's funding gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer and education loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in multi-family residential and commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in short- and medium-term fixed-rate collateralized mortgage obligations (CMOs) and MBSs, as well as medium-term, fixed-rate, single-family mortgage loans. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

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

         As of September 30, 1998, the Corporation was in compliance with its internal polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 1997. It should be noted, however, that the strategies intended to increase the Corporation's earning assets, as described elsewhere in this report, are expected to modestly increase the Corporation's negative funding gap. However, management expects that the Corporation will remain in compliance with its internal interest rate risk policy should any of the strategies be implemented.

OTHER MATTERS

         PURCHASE OF DEPOSIT LIABILITIES In August the Corporation announced its intention to purchase three retail banking offices located in the Rockford, Illinois, area from another financial institution. Under the terms of the purchase agreement, the Corporation will acquire approximately $83 million in deposits, as well as substantially all of the property, plant, and equipment at each of the locations. The Corporation expects to pay approximately $9.1 million for the deposit liabilities and fixed assets at these locations. The transaction is expected to close in November and the Corporation expects to use most of the proceeds from the deposit liabilities to repay maturing FHLB advances. Intangible assets created by this transaction are expected to be amortized straight-line over fifteen years.

         FORMATION OF AN INSURANCE SUBSIDIARY The Corporation has sold credit insurance policies (life and disability) to its consumer loan customers for a number of years. The Corporation has earned commission revenue from the third-party insurer in connection with such sales, but has not underwritten or reinsured any of the associated risk. However, in the fourth quarter of 1998 management expects to complete the formation of a wholly-owned subsidiary of the Bank, the purpose of which will be to reinsure credit insurance policies sold in connection with its consumer loans. The third-party insurer will carry the first level of risk and will be responsible for performing most of the administrative tasks of the subsidiary on a contract basis. Based on the Corporation's past claims experience, management does not believe this decision will expose the Corporation to significant risk of loss, although there can be no assurances.

         The Corporation will continue to earn commission revenue from the third-party insurer. However, it will also earn reinsurance premiums, which net of administrative costs and required insurance reserves, are expected to increase revenue from this source by 15% to 20% from what would otherwise be received (although there can be no assurances). During the nine months ended September 30, 1998 and 1997, the Corporation earned commission revenue from sales of credit insurance policies of $460,000 and $629,000, respectively. The decline in 1998 was primarily attributable to the receipt in the prior year of a larger than normal annual commission bonus.

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

         LEGISLATION AFFECTING EDUCATION LOANS The Student Loan Reform Act of 1993 ("the Act") contained a provision that changed the rate paid by borrowers on education loans originated after July 1, 1998, from the three-month U.S. Treasury bill plus 310 basis points to the ten-year U.S. Treasury note plus 100 basis points. This provision of the Act, if it had been enacted, would have substantially reduce the profitability of education loans, which may have had an adverse impact on the Corporation's willingness to originate such loans in the future. However, as a result of compromise legislation (The Higher Education Amendments of 1998 or "the Act, as amended"), the original terms of the Act were modified so that the rate paid by borrowers on education loans originated after July 1, 1998, is the three-month U.S. Treasury bill plus 230 basis points. Management is not certain at this time what impact the Act, as amended, will have on the profitability of education loans or its willingness to originate such loans. During the nine months ended September 30, 1998 and 1997, the Corporation originated $27.6 million and $27.2 million of education loans, respectively.

         YEAR 2000 COMPLIANCE Potential software and hardware failures arising from calculations that use the year 2000 represent a significant risk exposure to the Corporation. If not corrected, software and hardware failures caused by the year 2000 could result in a major system failure and/or miscalculations, which could result in a material loss to the Corporation--the probability or amount of which cannot be estimated at this time. Accordingly, management has implemented an on-going program designed to ensure that the Corporation's information systems will not be adversely impacted by the year 2000.

         The Corporation's program to resolve the year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. The Corporation has completed the assessment phase and has found that the year 2000 issue affects all of its significant information systems. With respect to remediation, the Corporation estimates that it is 75% complete as of September 30, 1998, and expects to be 100% complete by December 31, 1998. For all practical purposes, the testing and implementation of revised software programs occurs simultaneously. The Corporation estimates that these phases are 25% complete as of September 30, 1998, and that it will be 100% complete by March 31, 1999. These estimates include systems purchased from and maintained by third-party software and hardware vendors.

         The Corporation's information systems interface directly with those of certain third-party transaction processors, to include the Federal Reserve Bank of Minneapolis. With respect to the year 2000 issue, the Corporation's information systems are highly dependent on the state of readiness of these third-party transaction processors, as well as the communication systems over which the data is exchanged. The Corporation expects to complete the testing and implementation phases that relate to interface programs with third-party transaction processors by December 31, 1998. The Corporation is unable, however, to provide any assurances with respect to year 2000 readiness on the part of public providers of communication services and other utilities.

         The Corporation is in the process of developing contingency plans to deal with communication and other utility failures that may occur as a result of the year 2000. It is also developing plans to temporarily accumulate data related to customer transactions should its own information systems or those of third parties fail. A portion of such contingency plans may include the manual processing of certain types of customer transactions. In addition, it may include plans to temporarily honor certain obligations of reputable third parties, such as recurring deposits from the federal government, that could be disrupted by the year 2000 and which could have a significant impact on the Corporation's customers if not honored. However, there can be no assurances that the Corporation will honor the obligations of third parties. The Corporation estimates that its contingency plan will be completed by December 31, 1998.

         The Corporation is using in-house personnel to identify and correct year 2000 issues, as well as cooperation with third-party software and hardware vendors. As of September 30, 1998, the Corporation estimates that it has spent approximately $175,000 in direct, incremental costs related to the year 2000 issue. This amount includes additional compensation costs to retain essential personnel, hire additional personnel, and purchase new software--it does not include opportunity costs. The Corporation is unable to estimate additional future costs of the year 2000 issue at this time, but does not believe such will be material to its financial condition or results of operations.

         Although management does not believe that the arrival of the year 2000 will pose significant operational problems to the Corporation, there can be no assurances that it will be successful in preventing failures caused by this issue. There can also be no assurances that such failures will not result in a material loss to the Corporation. Such losses may include loss of customer goodwill, waivers of customer transaction fees and interest, errors in honoring obligations of third parties, fraudulent transactions, or other sources of loss not know at this time. As previously mentioned, the Corporation is unable to estimate the probability or the amount of future loss at this time, if any.

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


                                              FIRST FEDERAL CAPITAL CORP


/s/ Thomas W. Schini                          November 4, 1998
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
 (duly authorized officer)


/s/ Jack C. Rusch                             November 4, 1998
Jack C. Rusch
Executive Vice President and
Chief Financial Officer