Form 10-K
period 1998-12-31
FIRST FEDERAL CAPITAL CORP
filed 1999-03-12
CIK 851207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to........................
Commission file number...................................................0-18046


                           FIRST FEDERAL CAPITAL CORP
             (Exact name of Registrant as specified in its charter)


WISCONSIN                                                             39-1651288
(State or other jurisdiction of                                    (IRS employer
incorporation or organization)                               identification no.)

605 STATE STREET
LA CROSSE, WISCONSIN                                                       54601
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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as the Registrant has been subject to such requirements), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of February 28, 1999, was approximately $215.3 million. This amount was based on the closing price of $13.75 per share of the Registrant's common stock as of the same date.

The number of shares of common stock of the Registrant outstanding as of February 28, 1999, was 18,098,472 (net of 1,843,158 shares held as treasury stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                           FORM 10-K TABLE OF CONTENTS

PART I                                                                                           Page
      Item 1--Business.............................................................................2

      Item 2--Properties..........................................................................12

      Item 3--Legal Proceedings...................................................................13

      Item 4--Submission of Matters to Vote of Security Holders...................................13

PART II

      Item 5--Market for Registrant's Common Equity and Related Stockholder Matters...............13

      Item 6--Selected Financial Data.............................................................14

      Item 7--Management's Discussion and Analysis of Financial Condition and Results of
              Operations..........................................................................15

      Item 7A--Quantitative and Qualitative Disclosures about Market Risk.........................29

      Item 8--Financial Statements and Supplementary Data.........................................32

      Item 9--Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure..........................................................................59

PART III

      Item 10--Directors and Executive Officers of the Registrant.................................60

      Item 11--Executive Compensation.............................................................60

      Item 12--Security Ownership of Certain Beneficial Owners and Management.....................60

      Item 13--Certain Relationships and Related Transactions.....................................60

PART IV

      Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................60

SIGNATURES........................................................................................62

EXHIBITS..........................................................................................64

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


                                     PART I

ITEM 1--BUSINESS

         This section of the report contains general information about First Federal Capital Corp (the "Corporation"), First Federal Saving Bank of La Crosse-Madison (the "Bank"), and the Bank's wholly-owned subsidiaries (together "the reporting group"). Included in this section is information regarding the reporting group's markets and business environments, significant operating and accounting policies, practices, and procedures, as well as its competitive and regulatory environments. Information regarding the reporting group's current financial condition and results of operations is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Part II, Item 7a, "Quantitative and Qualitative Disclosures about Market Risk", and Part II, Item 8, "Financial Statements and Supplementary Data". This section should be read in conjunction with those sections.

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

FIRST FEDERAL SAVINGS BANK LA CROSSE-MADISON

         The Bank was founded in 1934 and is a federally-chartered, federally-insured, savings bank headquartered in La Crosse, Wisconsin. The Bank's primary business is attracting deposits from the general public, which are principally used to originate single-family residential loans, as well as commercial real estate, consumer, and education loans. The Bank also purchases single-family residential and commercial real estate loans from time-to-time from third-party financial institutions. The Bank is also an active seller of residential loans in the secondary market.

         The Bank's primary market areas for conducting its activities consist of communities located in the western, south-central, and eastern portions of Wisconsin (not including the Milwaukee metropolitan area) and the northern portion of Illinois, as well as contiguous counties in Iowa and Minnesota. The Bank maintains a total of 61 banking offices in its market areas. Seventeen of these offices are located in the Madison metropolitan area, six in the La Crosse metropolitan area, five in the city of Eau Claire, four in the city of Appleton, and two each in the cities of Beloit, Green Bay, Hudson, and Neenah, Wisconsin. The Bank also maintains one retail banking facility in sixteen other cities located throughout Wisconsin, as well as three offices in Rockford, Illinois. The Bank also has separate residential loan production offices in Janesville and Wausau, Wisconsin, as well as commercial real estate loan production offices in Milwaukee and Appleton, Wisconsin.

         In addition to deposits, the Bank also obtains a substantial portion of its funding through borrowings from the Federal Home Loan Bank of Chicago ("FHLB"), of which it is a member.

         In addition to loans, the Bank also invests in securities issued by the U.S. government and its agencies and in other investment securities such as collateralized mortgage obligations ("CMOs"), mortgage-backed securities ("MBSs"), mutual funds, and corporate bonds and notes, as permitted by applicable federal laws and regulations.

         The Bank is subject to regulation and examination by the Office of Thrift Supervision ("OTS"), its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law.

         The Bank's principal executive offices are located at 605 State Street, La Crosse, Wisconsin, 54601, and its telephone number is (608) 784-8000.

LENDING ACTIVITIES

         GENERAL The principal categories of loans in the Bank's portfolio are conventional residential real estate loans secured by single-family residences, commercial real estate loans secured by multi-family residential and commercial real estate, consumer loans, secured primarily by second mortgages on single-family residences, and government-guaranteed education loans. The Bank has very few mortgage loans that are insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA"). As of December 31, 1998, approximately 66% of the Bank's total assets consisted of loans held for investment purposes.

         In general, the Bank's origination activities have concentrated on real estate loans secured by properties located within its primary market areas and within a 300-mile radius of the Bank's headquarters in La Crosse. However, single-family loans purchased by the Bank are generally secured by properties located outside of the Bank's primary market areas.

         SINGLE-FAMILY RESIDENTIAL AND CONSTRUCTION LOANS Single-family residential loans accounted for approximately 36% of the Bank's gross loans as of December 31, 1998. Applications for single-family residential and construction loans are accepted by commission-based employees of the Bank at twelve loan production offices (ten of which are located with deposit-taking offices) and at eight deposit-taking offices of the Bank which are able to handle such applications.

         In general, the Bank retains in its portfolio only single-family residential mortgage loans that provide for periodic adjustments of the interest rate ("adjustable-rate mortgage loans"). These loans generally have terms of up to 30-years and interest rates which adjust every one to two years in accordance with an index based on the yield on certain U.S. government securities. A portion of these loans may guarantee borrowers a fixed rate of interest for the first three years of the loan's term. Furthermore, most of these loans have annual interest rate change limits ranging from 1% to 2% and maximum lifetime interest rates ranging from 11% to 16%. It is the Bank's normal practice to discount the interest rate it charges on its adjustable-rate mortgage loans during the first one to three years of the loan, which has the effect of reducing a borrower's payment during such years. In addition, most of the Bank's adjustable-rate mortgage loan agreements permit borrowers to convert their adjustable-rate loans to fixed-rate loans under certain circumstances in exchange for a fee. Upon conversion, the Bank generally sells such loans in the secondary market.

         Adjustable-rate mortgage loans decrease the Bank's exposure to risks associated with changes in interest rates, but involve other risks because as interest rates increase, borrowers' monthly payments increase, thus increasing the potential for default. This risk has not had any adverse effect on the Bank to date, although no assurances can be made with respect to future periods.

         Although the Bank generally retains only adjustable-rate mortgage loans in its portfolio, it continues to originate fixed-rate mortgage loans in order to provide a full range of products to its customers. In general, such loans are originated only under terms, conditions, and documentation standards that make such loans eligible for sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the FHLB, and other institutional investors. The Bank generally sells these loans at the time they are originated. In addition, the Bank generally sells any adjustable-rate mortgage loans that convert to fixed-rate loans in accordance with options granted to such borrowers in the original loan documents, as previously described. Sales of mortgage loans provide additional funds for lending and other business purposes and have generally been under terms that do not provide for any recourse to the Bank by the purchaser. In the case of sales to the FHLB, however, the Bank retains a small share of the credit risk on the underlying loans in exchange for a credit enhancement fee.

         The Bank's general policy is to lend up to 80% of the appraised value of the property securing a loan (referred to as the "loan-to-value ratio"). The Bank occasionally will lend more than 80% of the appraised value of the property, but will obtain private mortgage insurance on behalf of the borrower on the portion of the principal amount of the loan that exceeds 80% of the property's value. The Bank evaluates the collateral of its residential real estate loans using documentation that complies with applicable regulations.

         The Bank also originates loans to individuals to construct single-family residences. Such loans accounted for approximately 2% of the Bank's gross loans as of December 31, 1998. Construction loans may be made without commitments to purchase the property being constructed and the borrower may not have take-out commitments for permanent financing on hand at the time of origination. Construction loans generally have a maturity of 6 to 12 months and a fixed rate of interest, with payments being made monthly on an interest-only basis. Construction loans are otherwise underwritten and approved in the same manner as other single-family residential loans. Construction loans, however, are generally considered to involve a higher degree of risk than conventional residential mortgage loans. This is because the risk of loss is largely dependent on the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds, if necessary.

         MULTI-FAMILY RESIDENTIAL, COMMERCIAL REAL ESTATE, AND COMMERCIAL CONSTRUCTION LOANS Multi-family residential loans and commercial real estate loans accounted for approximately 13% and 12%, respectively, of the Bank's gross loans as of December 31, 1998. Applications for multi-family residential and commercial real estate loans are accepted at the Bank's main office in La Crosse, as well as offices in Madison, Appleton, and Milwaukee. All underwriting and approval of such loans, however, is performed at the Bank's main office in La Crosse. It is the Bank's general policy to restrict its multi-family and commercial real estate lending to loans secured by properties located within a 300-mile radius of La Crosse, which includes all or a portion of the states of Nebraska, Illinois, Iowa, and Minnesota.

         The Bank's emphasis in multi-family residential and commercial real estate lending (together "commercial real estate lending") is in loans secured by collateral classified as Type A properties, which are to comprise not less than 80% of the Bank's commercial real estate loan portfolio. Such properties consist of multi-family residential properties such as apartment buildings, retail shopping establishments, office buildings, and multi-tenant industrial buildings. Not more than 20% of the Bank's commercial real estate loan portfolio is to include loans secured by collateral classified as Type B properties, which consist of nursing homes, single-tenant industrial buildings, hotels and motels, and churches. The Bank's current policy is to not make any new loans secured by collateral classified as Type C properties, which include restaurants, recreation facilities, and other special purpose facilities, although the Bank has made loans secured by such properties in the past.

         Applications for commercial real estate loans are generally obtained from existing borrowers, direct contacts by loan officers, and referrals. In general these loans have amortization periods ranging from 20 to 30 years, mature in ten years or less, and have interest rates which are fixed for one to five years--thereafter adjusting in accordance with a designated index that is generally subject to a floor and a ceiling. Loan-to-value ratios on the Bank's commercial real estate loans may be as high as 80% for loans secured by Type A properties and 75% or lower for commercial real estate loans which are secured by other properties. In addition, as part of the criteria for underwriting commercial real estate loans, the Bank generally imposes on potential borrowers a "debt coverage ratio" (the ratio of net cash from operations before payment of debt service to debt service). This ratio ranges from 115% to 120% for loans secured by Type A properties and 130% to 160% for loans secured by other properties. It is also the Bank's general policy to obtain personal guarantees of its commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service, and other underwriting requirements. In general, mortgage loans purchased from other financial institutions are subject to the same underwriting standards as mortgage loans originated directly by the Bank.

         From time-to-time the Bank originates loans to construct multi-family residential and commercial real estate properties. Such loans accounted for approximately 1% and 2%, respectively, of the Bank's gross loans as of December 31, 1998. Construction loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost (including interest) of construction, and the borrower's ability to advance additional construction funds if that should become necessary. The Bank's construction lending activities are generally limited to an area within a 150-mile radius of each of Madison, La Crosse, Appleton, and Milwaukee, Wisconsin.

         Commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending. This is due to the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on real estate developers and managers and on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. In addition, loans secured by properties located outside of the Bank's immediate market area may involve a higher degree of risk. This is because the Bank may not be as familiar with market conditions and other relevant factors as it would be in the case of loans secured by properties located within its market areas. The Bank does not have a material concentration of loans outside of its immediate market area. For additional discussion, refer to Note 3 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The Bank has attempted to minimize the foregoing risks by, among other things, adopting what management believes are conservative underwriting guidelines that impose more stringent loan-to-value, debt service, and other requirements on loans which are believed to involve higher elements of risk, by requiring independent appraisals on all loans, by requiring personal guarantees where appropriate, by limiting the geographic area in which the Bank will make commercial construction loans, and by limiting the amount of certain types of commercial real estate loans in its portfolio, as previously described.

         SERVICING MORTGAGE LOANS In addition to servicing the mortgage loans in its own portfolio, the Bank continues to service most of the single-family mortgage loans that it sells to third-party investors. Servicing mortgage loans includes such functions as collecting monthly principal and interest payments from borrowers, passing such payments through to investors, maintaining escrow accounts for real estate taxes and insurance, and making such payments on behalf of borrowers when they are due. The Bank pays the investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers. The difference, generally 25 basis points or more, is retained by the Bank and recognized as servicing fee income over the lives of the loans, net of amortization of capitalized servicing rights. The Bank also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds. The Bank also purchases mortgage servicing rights from third parties for which it receives an agreed-upon fee and for which it performs substantially the same services as it performs on its own originations.

         Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Bank's mortgage banking operations. That is, fluctuations in gains on sales of mortgage loans caused by changes in market interest rates will generally be offset in part by an opposite change in loan servicing fee income. The latter is generally caused by fluctuations in the value of servicing rights. These fluctuations are usually the result of actual loan prepayment activity that is different from that which was anticipated when the related servicing rights were originally recorded. However, fluctuations in the value of mortgage servicing rights may also be caused by mark-to-market adjustments under generally accepted accounting principles ("GAAP"). That is, the value of servicing rights may fluctuate because of changes in the discount rates or prepayment assumptions used to periodically value servicing rights. For additional discussion refer to Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data", as well as Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations".

         CONSUMER LOANS The Bank offers consumer loans in order to provide a full range of financial services to its retail customers. Such loans accounted for approximately 19% of the Bank's gross loans as of December 31, 1998. Applications for consumer loans may be taken at all of the Bank's retail banking offices. The majority of such loans, however, are underwritten and approved at the Bank's headquarters in La Crosse. Most of the Bank's consumer loan portfolio consists of second mortgage loans, but also includes automobile loans, home equity lines of credit, recreational vehicle and mobile home loans, deposit account secured loans, and unsecured lines of credit or signature loans. The Bank services all of its own consumer loans.

         Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk than such loans because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower's continuing financial stability, are more likely to be affected by adverse personal circumstances, and are often secured by rapidly depreciating personal property such as automobiles. However, such risks are mitigated to some extent in the case of second mortgage loans and home-equity lines of credit. These types of loans are secured by a second mortgage on the borrower's residence for which the total principal balance outstanding (including the first mortgage) does not generally exceed 100% of the property's value. Second mortgage loans are generally fixed-rate and have terms of up to ten years.

         The Bank believes that the higher yields earned on consumer loans compensate for the increased risk associated with such loans and that consumer loans are important to the Bank's efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio. Furthermore, the Bank's net charge-offs on consumer loans as a percentage of gross loans has been minimal in recent years, despite the risks inherent in consumer lending.

         EDUCATION LOANS The Bank offers education loans through programs sponsored by the federal government. As such, the federal government guarantees most of the principal and interest on such loans. Education loans accounted for approximately 15% of the Bank's gross loans as of December 31, 1998.

         The origination of education loans is highly dependent on relationships with the financial aid departments of post-secondary schools, rather than direct contact with students. Furthermore, a third-party institution services the loans for the Bank after they are originated. Education loans generally carry a floating-rate of interest and have terms of up to fifteen years. The interest rate received on education loans is based on a spread above the average quarterly yield of the three-month U.S. Treasury bill.

         Legislation enacted in 1998 lowered the rate paid by borrowers on education loans originated after July 1, 1998, from the three-month U.S. Treasury bill plus 310 basis points to the three-month U.S. Treasury bill plus 230 basis points. Management is not certain at this time what long-term impact this legislation may have on the Bank's willingness to originate education loans, although no changes are contemplated at this time. During the twelve months ended December 31, 1998, 1997, and 1996, the Bank originated $37.7 million, $38.4 million, and $36.2 million in education loans, respectively.

         NON-PERFORMING AND OTHER CLASSIFIED ASSETS Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income. In general, the Bank does not record accrued interest on loans past due 90 days or more. Refer to Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         When a loan is placed on non-accrual and/or non-performing status, the Bank generally institutes foreclosure or other proceedings at that time. Real estate property acquired by the Bank as a result of foreclosure or deed-in-lieu of foreclosure is classified as "real estate" and is considered "non-performing" until it is sold. Other property acquired through adverse judgement, such as automobiles, is generally classified as an "other asset". Foreclosed real estate and other repossessed property has not been material to the Bank in recent years.

         Federal regulations require thrift institutions to classify their assets on a regular basis. In addition, in connection with examinations of thrift institutions, federal examiners have authority to identify problem assets and, if appropriate, include them in classified assets. An asset is classified as "Substandard" if it is determined to involve a distinct possibility that the thrift institution could sustain some loss if deficiencies associated with the loan are not corrected. An asset is classified, as "Doubtful" if full collection is highly questionable or improbable. An asset is classified as "Loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "Special Mention" designation, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant adverse classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish a general allowance for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish a specific allowance for loan losses in the amount of the portion of the assets classified as loss, or charge off such amount. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional discussion.

         ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE The Bank's policy is to establish allowances for estimated losses on specific loans and real estate when it determines that losses are expected to be incurred. In addition, the Bank maintains a general loss allowance against its loan and real estate portfolios which is based on its own loss experience, that of the financial services industry, and management's ongoing assessment of current economic conditions, and the credit risk inherent in the portfolios. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         Management of the Bank believes that the current allowances established by the Bank are adequate to cover any potential losses in the Bank's loan and real estate portfolios. However, future adjustments to these allowances may be necessary and the Bank's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

MORTGAGE-BACKED AND RELATED SECURITIES

         The Bank periodically invests in CMOs and MBSs (collectively "mortgage-backed and related securities"). As of December 31, 1998, such investments accounted for approximately 26% of the Bank's total assets.

         Management believes CMOs represent attractive investment alternatives relative to other investment vehicles, due to the variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such securities. CMOs purchased by the Bank are generally rated "AAA" by independent credit-rating agencies. In addition, such investments are secured by credit enhancements and/or subordinated tranches or are collateralized by U.S. government agency MBSs. The Bank generally invests only in sequential-pay, planned amortization class ("PAC"), and targeted amortization class ("TAC") tranches that, at the time of their purchase, are not considered to be high-risk derivative securities, as defined in OTS regulations. The Bank does not invest in support-, companion-, or residual-type tranches. Furthermore, the Bank does not invest in interest-only, principal-only, inverse-floating-rate CMO tranches, or similar complex securities.

         The Bank also invests in MBSs that are guaranteed by FHLMC, FNMA, or the Government National Mortgage Association ("GNMA"). In addition, the Bank periodically securitizes or "swaps" mortgage loans in its own portfolio into FHLMC or FNMA MBSs and continues to hold such securities. MBSs enhance the quality of the Bank's assets by virtue of the guarantees that back them, although the Bank generally foregoes the guarantee on mortgage loans that it has swapped into MBSs (for additional discussion, refer to Note 2 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data"). In addition, MBSs are more liquid than individual mortgage loans and receive treatment that is more favorable when used to collateralize certain borrowings of the Bank.

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

INVESTMENT SECURITIES

         Federally-chartered savings institutions have authority to invest in various types of securities, including U.S. government obligations, securities of various federal agencies, certificates of deposit issued by insured banks and savings institutions, and federal funds. Subject to various restrictions, federally-chartered savings institutions also may invest a portion of their assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally-chartered savings institution is authorized to make directly. In general, investments in these types of securities are limited to the four highest credit categories as established by the major independent credit-rating agencies. Excluding U.S. government and federal agency securities and mutual funds that invest exclusively in such securities, the Bank does not invest in individual securities that exceed 10% of its stockholder's equity.

         As of December 31, 1998, the Bank held no investment securities. When it does hold such securities, the Bank generally classifies them as available for sale. For additional discussion, refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

SOURCES OF FUNDS

         Deposits obtained through its retail banking offices have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank also obtains funds through borrowings from the FHLB and other sources and, to a lesser extent, from amortization, maturity, and prepayments of outstanding loans and investments.

         DEPOSIT LIABILITIES The Bank's current deposit products include regular savings accounts, checking accounts, money market deposit accounts, individual retirement accounts, and certificates of deposit ranging in terms from three months to five years. Substantially all of the Bank's deposits are obtained from individuals and businesses located in Wisconsin and the northern portion of Illinois. As of December 31, 1998, deposit liabilities accounted for approximately 82% of the Bank's total liabilities and equity.

         In addition to serving as the Bank's primary source of funds, deposit liabilities (especially checking accounts) are a substantial source of non-interest income. This income is generally received in the form of overdraft fees, periodic service charges, automated teller machine ("ATM") and debit card fees, and other transaction charges.

         The principal methods used by the Bank to attract deposit accounts include offering a wide variety of products and services, competitive interest rates, and convenient office locations and hours. Most of the Bank's free-standing retail banking offices have drive-up facilities and 25 of the Bank's retail banking facilities are located in supermarkets. The Bank also owns 79 ATM machines, all of which are located in Wisconsin and the northern portion of Illinois. Depositors may also obtain a VISA "debit card" from the Bank, which allows them to purchase goods and services directly from any merchant that accepts VISA credit cards. The same debit card also provides access to the ATM network.

         From time-to-time, the Bank has also used certificates of deposit sold through third-party brokers ("brokered deposits") as an alternative to borrowings from the FHLB. FDIC regulations govern the acceptance of brokered deposits by insured depository institutions such as the Bank. At December 31, 1998, the Bank had no brokered deposits outstanding.

         FEDERAL HOME LOAN BANK ADVANCES The Bank obtains advances from the FHLB secured by certain of its home mortgage loans and mortgage-related securities, as well as stock in the FHLB that it is required to own. Such advances may be made pursuant to several different credit programs, each with its own interest rate, maximum size of advance, and range of maturity dates. As of December 31, 1998, FHLB advances accounted for approximately 11% of total liabilities and equity.

         OTHER BORROWINGS The Bank has two lines of credit with two financial institutions. These lines, which amount to $20.0 million in the aggregate, permit the overnight purchase of fed funds. The Corporation also has a

$10.0 million line of credit with a third financial institution. The interest rate on borrowings under this line is determined on a daily basis at 125 basis points above the one-month London Inter-Bank Offered Rate ("LIBOR"). The Bank has not had material amounts of other borrowings outstanding in recent years.

SUBSIDIARIES

         The Bank has formed a number of subsidiaries to engage in certain activities that are more appropriately conducted in a subsidiary of the Bank. Following is a brief description of each subsidiary.

         FIRST CAPITAL HOLDINGS, INC. In 1993 the Bank formed a wholly-owned subsidiary in the State of Nevada. The subsidiary, First Capital Holdings, Inc. ("FCHI"), was formed to consolidate and improve the efficiency, management, safekeeping, and operations of the Bank's investment securities portfolio and certain other holdings. In addition, the formation of FCHI has resulted in a lower effective income tax rate for the Bank because the State of Nevada does not currently impose a corporate income tax. As of December 31, 1998, FCHI was managing $305.0 million in mortgage-backed and related securities and $150.6 million in purchased single-family residential loans for the Bank. FCHI's net income was $15.8 million, $9.8 million, and $9.5 million during the years ended December 31, 1998, 1997, and 1996, respectively. The Bank's investment in FCHI as of December 31, 1998, was $525.6 million, which was eliminated in consolidation in accordance with GAAP. Refer to "Taxation" for a discussion of proposed legislation that may affect the taxation of FCHI in the State of Wisconsin.

         FIRST REINSURANCE, INC. In December 1998 the Bank completed the formation of a wholly-owned subsidiary in the State of Arizona. The subsidiary, First Reinsurance, Inc. ("FRI"), was formed to reinsure or "underwrite" credit life and disability insurance policies sold to the Bank's consumer loan customers since October 1995. FRI assumes the first level of risk on these policies and a third-party insurer assumes the remaining risk. The third-party insurer is also responsible for performing most of the administrative functions of the subsidiary on a contract basis. As a result of its assumption of risk on policies sold since October 1995, FRI recorded an underwriting gain of $416,000 in December 1998, net of appropriate insurance reserves in accordance with GAAP. Of this amount, all but $149,000 was eliminated in consolidation. At December 31, 1998, the Bank's investment in FRI was $509,000, which was eliminated in consolidation in accordance with GAAP. Refer to "Taxation" for a discussion of recent proposed legislation that may affect the taxation of FRI in the State of Wisconsin.

         FIRST ENTERPRISES, INC. The Bank's wholly-owned subsidiary, First Enterprises, Inc. ("FEI"), was incorporated in 1971 in the State of Wisconsin. During the period from the late-1970s to the mid-1980s, FEI was primarily involved in the acquisition and development of hotels. Except for the maintenance of its two remaining hotel investments, however, FEI is no longer involved in these types of activities. FEI's investment in its remaining hotels was $217,000 as of December 31, 1998. FEI had net income of $636,000, $49,000, and $56,000 during the years ended December 31, 1998, 1997, and 1996, respectively (for an explanation of the significant increase in net income in 1998, refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations"). At December 31, 1998, the Bank's investment in FEI was $844,000, which was eliminated in consolidation in accordance with GAAP.

         TURTLE CREEK CORPORATION In 1995 the Bank acquired an additional subsidiary, Turtle Creek Corporation ("Turtle Creek"), as a result of its acquisition of the net assets of another financial institution. Turtle Creek, a Wisconsin corporation, holds a 40% limited partnership interest in a fifty-unit complex providing housing for low-to-moderate income and elderly persons in Beloit. Turtle Creek's aggregate investment in this project was $109,000 at December 31, 1998. Turtle Creek had a net loss of $25,000, $21,000, and $26,000 during the years ended December 31, 1998, 1997, and 1996, respectively. The Bank's investment in Turtle Creek as of December 31, 1998, was $366,000, which was eliminated in consolidation in accordance with GAAP.

COMPETITION

         The Bank faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks, credit unions, and other savings institutions located in its market area. In addition, the Bank faces significant competition from mutual fund and insurance companies, as well as primary financial markets such as the stock and bond markets. The Bank competes for deposits principally by offering depositors a variety of deposit products, convenient branch locations, operating hours, and other services. The Bank does not rely upon any individual group or entity for a material portion of its deposits.

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

REGULATION OF THE CORPORATION

         The Corporation is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act ("HOLA"). As such, the Corporation is registered with and subject to OTS examination and supervision as well as certain reporting requirements. Furthermore, the Corporation is limited with respect to the transactions it can execute with its affiliates (including the Bank), and its ability to acquire control of another insured financial institution, as specified more fully in the applicable regulations. There generally are no restrictions as to activities of a unitary savings and loan holding company such as the Corporation as long as its sole insured subsidiary, the Bank, complies with certain regulatory requirements, which management believes it did as of December 31, 1998.

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

         INSURANCE OF ACCOUNTS The Bank's savings deposits are insured by SAIF, which is administered by the FDIC, up to the maximum extent provided by law, currently $100,000. The Bank is subject to a risk-based insurance assessment system under which higher insurance assessment rates are charged to those thrift institutions that are deemed to pose greater risk to the deposit insurance fund. Under this system, insurance assessments range from 0% of deposits for the healthiest financial institutions to 0.27% of deposits for the weakest. This risk-based assessment schedule is identical to that for institutions insured by the Bank Insurance Fund ("BIF"), which is also administered by the FDIC. Under both funds, the insurance assessment paid by a particular institution will depend on the "supervisory rating" it receives from the FDIC ("A", "B", or "C") and on its regulatory capital level ("well capitalized", "adequately capitalized", or "undercapitalized"). Based upon its current supervisory rating and regulatory capital level, and assuming no change in the Bank's risk classification or in overall premium assessment levels, the Bank anticipates that its insurance assessment for 1998 will be zero, which is the same as the Bank's 1997 rate.

         Although the Bank's risk-based insurance assessment for 1998 is expected to be zero, the Bank will still be required to pay 0.061% of deposits to cover its pro rata share of the bond obligation of a government agency known as the Finance Corporation ("FICO"). This rate is not tied to the FDIC's risk classification; as a result, it is the same for all SAIF-insured institutions. BIF-insured institutions, however, will only be subject to a rate of 0.0122% of deposits.

         CAPITAL STANDARDS The Bank is subject to minimum regulatory capital requirements as specified by OTS regulations. As more fully described in such regulations, the Bank is subject to a leverage limit of at least 3% of total assets, a tangible capital limit of at least 1.5% of total assets, and a risk-based capital limit of at least 8% of risk-weighted assets. As of December 31, 1998, the Bank exceeded all minimum regulatory capital requirements as specified by the OTS.

         The Bank is also subject to minimum regulatory capital requirements as specified by FDIC regulations. As more fully described in such regulations, the Bank must meet the following capital standards to be classified as "adequately capitalized" under FDIC guidelines: (1) Tier 1 capital in an amount not less than 4% of total assets, (ii) Tier 1 capital in an amount not less than 4% of risk-weighted assets, and (iii) total capital in an amount not less than 8% of risk-weighted assets. As of December 31, 1998, the Bank exceeded all minimum regulatory capital requirements as specified by the FDIC. For additional discussion refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         LIQUIDITY REQUIREMENTS The Bank is required to maintain liquid assets (generally defined as cash and investment-grade short-term securities, as well as certain mortgage-related securities and obligations of the United States) equal to at least 4% of its "liquidity base" (generally defined as short-term deposit liabilities and other borrowings). The OTS may change this requirement from time-to-time to any amount within the range of 4% to 10% of the liquidity base. As of December 31, 1998, the Bank was in compliance with the minimum requirements. For additional information refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         QUALIFIED THRIFT LENDER TEST A savings association that does not meet the Qualified Thrift Lender Test ("QTL Test"), as set forth in the HOLA and implementing regulations, must either convert to a bank charter or comply with certain restrictions on its operations. Under the QTL Test, a savings association is required to maintain a certain percentage of its assets in qualifying investments, as defined by regulations. In general, qualifying investments consist of housing-related assets. At December 31, 1998, the Bank's assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

         FEDERAL HOME LOAN BANK SYSTEM The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member financial institutions. The Bank, as a member of the FHLB of Chicago, is required to purchase and hold shares of capital stock in the FHLB of Chicago. The requirement is equal to the greater of 1% of the Bank's aggregate unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB of Chicago. At December 31, 1998, the Bank had a $12.5 million investment in the stock of the FHLB of Chicago and was in compliance with this requirement.

         The Bank's investment in FHLB stock, its single-family mortgage loans, and certain other assets (consisting principally of CMOs and MBSs) are used to secure advances from the FHLB of Chicago. The interest rates charged on advances vary with the maturity of the advance and the FHLB's own cost of funds.

         FEDERAL RESERVE SYSTEM Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against certain transaction deposit accounts and other liabilities. At December 31, 1998, the Bank's required reserves were approximately $19.9 million.

         DIVIDEND RESTRICTIONS The payment of dividends by the Bank is subject to various limitations set forth in federal regulations and as briefly described in Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         COMMUNITY REINVESTMENT ACT Under the Community Reinvestment Act of 1977, as amended (the "CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank's latest CRA rating, received in 1998, was "outstanding".

TAXATION

         FEDERAL TAXATION The Bank is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code ("IRC"). The Corporation, the Bank, and the Bank's wholly-owned subsidiaries (excluding FRI) file consolidated federal income tax returns, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. The consolidated entity pays taxes at the federal statutory rate of 35% of its taxable income, as defined in the IRC. Refer to Notes 1 and 8 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data" for additional discussion. As of December 31, 1998, there were no material disputes outstanding with Internal Revenue Service ("IRS").

         STATE TAXATION The states of Wisconsin, Illinois, and Minnesota impose a tax on their apportioned shares of the Corporation's taxable income at the rate of 7.9%, 7.3%, and 9.8%, respectively (all state income taxes are deductible on the Corporation's federal income tax return). These states' definitions of taxable income are generally similar to the federal definition, except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes (except for Illinois, which allows a deduction for taxes paid to other states), and, in Wisconsin and Minnesota, net operating losses may be carried forward but not back. Minnesota and Illinois require the filing of consolidated state income tax returns, whereas Wisconsin currently requires separate returns for each entity in the consolidated group. However, refer to the next paragraph for an important legislative development with respect to taxation in the State of Wisconsin.

         FCHI and FRI, wholly-owned subsidiaries of the Bank, are subject to taxation in the states of Nevada and Arizona, respectively. The State of Nevada does not currently impose a corporate income tax and the State of Arizona imposes a tax on the gross premium revenues of insurance companies rather than taxable income. Although the taxable income of these subsidiaries is not currently subject to taxation in the State of Wisconsin, legislation was recently introduced in that state which would require consolidated state income tax returns for taxable years beginning after December 31, 1999. This legislation would result in the taxable income of FCHI, and possibly FRI, being subject to taxation in the State of Wisconsin. If the Corporation had been required to file a consolidated state income tax return in Wisconsin for the year ended December 31, 1998, the Corporation's consolidated income tax expense would have been higher by approximately $1.3 million, which would have reduced diluted and basic earnings per share by $0.07 per share. At this time, management of the Corporation is unable to estimate whether this legislation, as proposed, will become law.


ITEM 2--PROPERTIES

         As of December 31, 1998, the Bank conducted its business from its corporate offices in La Crosse, Wisconsin, 58 other retail banking facilities located throughout Wisconsin, as previously described, and two separate loan production offices, also located in Wisconsin. At such date, the Bank owned the building and land for 20 of its offices and leased the building and/or the land for its remaining 41 properties, including 25 located in supermarkets. The Bank also owns or leases certain other properties to meet various business needs. For additional information, refer to Note 5 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

ITEM 3--LEGAL PROCEEDINGS

         The information required herein is included in Note 10 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".


ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for vote during the fourth quarter of 1998.


                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol FTFC. As of February 18, 1999, the Corporation had 18,093,375 common shares outstanding (net of 1,848,255 shares of treasury stock), 1,554 stockholders of record, 3,400 estimated beneficial stockholders, and 4,954 estimated total stockholders.

         Dividend and stock price information required by this item, as well as information relating to the Corporation's stock repurchase plans, is included under the following sections of this report:

         (1) "Liquidity and Capital Resources", included herein under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         (2) "Note 11--Stockholder's Equity", included herein under Item 8, "Financial Statements and Supplementary Data--Audited Consolidated Financial Statements".

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

Dollars in thousands, except for per share amounts
---------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA AS OF DECEMBER 31                1998         1997        1996         1995         1994
---------------------------------------------------------------------------------------------------------------------
Total assets                                           $1,786,504   $1,544,294  $1,515,413   $1,402,479   $1,172,886
Investment securities available for sale, at fair               -       21,377      74,029       80,325       89,476
value
Mortgage-backed and related securities:
  Available for sale, at fair value                       204,109       47,895      61,875       84,173            -
  Held for investment, at cost                            102,500      124,336     147,835      171,493      269,443
Loans held for investment, net                          1,177,526    1,193,893   1,106,040      932,084      723,826
Allowance for loan losses                                   7,624        7,638       7,888        8,186        8,074
Intangible assets                                          13,485        5,921       5,221        5,643           97
Deposit liabilities                                     1,460,136    1,146,534   1,024,093      969,423      778,641
FHLB advances and other borrowings                        189,778      275,779     383,593      322,296      308,476
Stockholders' equity                                      122,685      109,361      95,414       98,939       77,181
---------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA FOR YEAR ENDED DECEMBER 31           1998         1997        1996         1995         1994
---------------------------------------------------------------------------------------------------------------------
Interest income                                          $118,668     $114,976    $103,977      $88,858      $73,208
Interest expense                                           71,457       70,265      63,684       54,954       40,938
---------------------------------------------------------------------------------------------------------------------
  Net interest income                                      47,211       44,711      40,293       33,904       32,270
Provision for loan losses                                     293          539           -            -            -
---------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      46,918       44,172      40,293       33,904       32,270
---------------------------------------------------------------------------------------------------------------------
Gains from sales of loans                                  16,929        6,374       4,331        3,545        2,945
Gains (losses) from sales  of other investments               343         (725)       (311)         (29)         100
Other non-interest income                                  14,088       18,645      15,811       13,597       11,262
---------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                31,360       24,294      19,831       17,113       14,307
---------------------------------------------------------------------------------------------------------------------
FDIC special assessment                                         -            -       5,941            -            -
Other non-interest expense                                 47,597       40,197      38,304       34,372       30,889
---------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                               47,597       40,197      44,245       34,372       30,889
---------------------------------------------------------------------------------------------------------------------
  Income before income taxes and extraordinary charge      30,681       28,269      15,880       16,646       15,687
Income tax expense                                         11,257       10,879       5,806        6,001        5,707
---------------------------------------------------------------------------------------------------------------------
  Net income before extraordinary charge                   19,424       17,390      10,074       10,645        9,980
Extraordinary charge (1)                                        -            -           -            -         (203)
---------------------------------------------------------------------------------------------------------------------
  Net income                                              $19,424      $17,390     $10,074      $10,645       $9,777
---------------------------------------------------------------------------------------------------------------------
SELECTED OTHER DATA AT OR FOR THE YEAR ENDED
  DECEMBER 31 (2)                                            1998         1997        1996         1995         1994

---------------------------------------------------------------------------------------------------------------------
Return on average assets                                     1.19%        1.13%       0.97%        0.87%        0.93%
Return on average equity                                    16.59        17.20       14.21        12.86        13.32
Average equity to average assets                             7.16         6.57        6.80         6.75         6.96
Average interest rate spread                                 2.51         2.63        2.61         2.54         2.82
Average net interest margin                                  3.07         3.07        3.02         2.92         3.15
Ratio of allowance for loan losses to total loans held
  for investment at end of period                            0.65         0.64        0.71         0.88         1.12
Ratio of non-interest expense to average assets (3)          2.90         2.62        2.71         2.83         2.89
Earnings per share: (4)
  Diluted earnings per share                                $0.98        $0.88       $0.68        $0.57        $0.55
  Basic earnings per share                                   1.05         0.95        0.73         0.61         0.58
Dividends paid per share (4)                                0.270        0.233       0.207        0.183        0.160
Stock price at end of period (4)                            16.38        16.94        7.84         6.00         5.42
Book value per share at end of period (4)                    6.68         5.95        5.19         5.02         4.47
Banking facilities at end of period                            61           50          48           44           35
---------------------------------------------------------------------------------------------------------------------

(1) The extraordinary charge in 1994 consisted of a prepayment penalty on certain FHLB advances, net of income tax benefit.
(2) Selected other data excludes the after-tax impact of the FDIC special assessment as well as the impact of the extraordinary charge.
(3) Excludes the FDIC special assessment and provision for real estate losses and recoveries.
(4) Per share data and historical stock prices have been adjusted for a 3-for-2 stock split on June 12, 1997, and a 2-for-1 stock split on June 11, 1998.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", as well as Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and Part I, Item 1, "Business".

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's earnings for the years ended December 31, 1998, 1997, and 1996, were $ 19.4 million, $17.4 million, and $13.6 million, respectively, excluding $3.5 million related to the after-tax impact of an FDIC special assessment in 1996. These amounts, as adjusted, represented returns on average assets of 1.19%, 1.13%, and 0.97%, respectively, and returns on average equity of 16.59%, 17.20%, and 14.21%, respectively. Diluted earnings per share during these periods were $0.98, $0.88, and $0.68, respectively, excluding the after-tax effect of the FDIC special assessment in 1996 ($0.18 per share).

         The improvement in earnings from 1997 to 1998 was due primarily to increases in net interest income, retail banking fees, gain (loss) on sales of investment securities, and other non-interest income. The latter included income from a legal settlement, as well as an increase in fee income from certain loan originations and conversions. Also contributing to the improvement in earnings was a significant increase in gain on sales of loans, although this development was offset in large part by a substantial decrease in loan servicing fees. These favorable developments were partially offset by increases in compensation and employee benefits, occupancy and equipment expenses, supplies, postage, and communication expenses, and ATM and debit card transaction costs. Other non-interest expense also increased, primarily because of increased expenses related to the servicing of mortgage loans and the operation and disposition of foreclosed real estate.

         The improvement in earnings from 1996 to 1997 was primarily attributable to an increase in net interest income. Also contributing, however, were increases in retail banking fees and gain on sales of loans, as well as a decrease in federal deposit insurance premiums. These favorable developments were partially offset by increases in compensation and employee benefits, advertising and marketing, and ATM and debit card transaction costs. Finally, loss on sales of investment securities increased in 1997 as compared to the previous year.

         The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of earnings during the years ended December 31, 1998, 1997, and 1996.

         NET INTEREST INCOME Net interest income increased by $2.5 million or 5.6% and $4.4 million or 11.0% during the years ended December 31, 1998 and 1997, respectively. The improvement in both of these periods was primarily volume related as the Corporation's average interest-earning assets grew by $82.2 million or 5.6% in 1998 and by $123.7 million or 9.3% in 1997. The principal source of growth in both periods occurred in the Corporation's mortgage and consumer loan portfolios. Although mortgage-backed and related securities and overnight investments also increased substantially in 1998, these increases were caused by the securitization of adjustable-rate residential mortgage loans into MBSs and the temporary investment of proceeds from loan sales, respectively. Asset growth in both periods was principally funded by increases in deposit liabilities, and to a lesser extent, by FHLB advances in 1997. Refer to "Financial Condition" for additional discussion.

         Also contributing to the increase in net interest income in 1998 was an increase in average non-interest bearing deposit liabilities, which was the principal reason the Corporation's ratio of average interest-earning assets to average interest-bearing liabilities improved from 109.14% in 1997 to 112.03% in 1998. The increase in non-interest-bearing liabilities was due in part to an increase in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in these accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased significantly in 1998 because of increased loan prepayment activity, which was brought about by a declining interest rate environment.

         Also contributing to the increase in net interest income in 1997 was a slight increase in the Corporation's average interest rate spread. This increase was caused by the investment of a higher percentage of interest-earning assets in mortgage and consumer loans, which generally earn higher yields than the Corporation's other earning assets, such as CMOs, MBSs, and investment securities. This development was partially offset by an increase in 1997 in the average cost of the Corporation's interest-bearing liabilities, due to more competitive rate offerings on deposit liabilities and the repayment of low cost term advances at the FHLB. Also contributing was a 25 basis point increase in the fed funds rate in March 1997. The Corporation's overnight borrowings from the FHLB are sensitive to changes in the fed funds rate.

         The Corporation's interest rate spread decreased from 2.63% in 1997 to 2.51% in 1998, offsetting slightly the increase in net interest income in that year caused by growth in interest-earning assets. Management attributes this decrease to a declining interest rate environment during most of 1998, which resulted in a relatively flat yield curve during much of the period. This type of interest rate environment has an unfavorable impact on the Corporation's interest rate spread because of the tendency of the Corporation's assets to price off a longer end of the yield curve than its liabilities. If this interest rate environment persists in the future, the Corporation may experience further declines in its interest rate spread.

         The following table sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the years ended December 31, 1998, 1997, and 1996.

Dollars in thousands                         1998                         1997                        1996
--------------------------------------------------------------------------------------------------------------------
                                 AVERAGE           YIELD/     AVERAGE           YIELD/     AVERAGE           YIELD/
                                 BALANCE INTEREST    COST     BALANCE INTEREST    COST     BALANCE INTEREST    COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans  $500,772  $38,404    7.67%   $603,662  $47,927    7.94%   $522,735 $41,701     7.98%
  Commercial real estate loans   295,533   25,079    8.49     250,760   21,764    8.68     213,854  18,269     8.54
  Consumer loans                 379,686   31,986    8.42     331,226   28,251    8.53     269,951  23,816     8.82
--------------------------------------------------------------------------------------------------------------------
    Total loans                1,175,991   95,469    8.12   1,185,648   97,942    8.26   1,006,540  83,786     8.32
Mortgage-backed and
  related securities             279,767   18,542    6.63     193,135   12,126    6.28     234,430  14,495     6.18
Investment securities              6,657      407    6.11      49,747    3,079    6.19      72,149   4,347     6.03
Interest-bearing deposits
  with banks                      63,596    3,336    5.25      10,594      576    5.44       4,756     256     5.39
Other earning assets              13,814      913    6.61      18,540    1,254    6.77      16,126   1,093     6.77
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                   1,539,825  118,668    7.71   1,457,664  114,976    7.89   1,334,001 103,977     7.79
Non-interest-earning assets:
  Office properties and
      equipment                   24,745                       25,201                       26,670
  Real estate                      1,710                          735                          199
  Other assets                    67,754                       55,838                       50,909
--------------------------------------------------------------------------------------------------------------------
    Total assets              $1,634,034                   $1,539,438                   $1,411,779
--------------------------------------------------------------------------------------------------------------------
Interest-bearing
liabilities:
  Regular savings accounts       $94,981   $1,843    1.94%    $88,797   $1,800    2.03%    $89,202  $1,775     1.99%
  Checking accounts               58,126      544    0.94      52,579      524    1.00      52,297     521     1.00
  Money market accounts          150,209    6,381    4.25     142,438    6,322    4.44     118,916   5,103     4.29
  Certificates of deposit        843,066   50,653    6.01     710,591   42,504    5.98     654,299  39,091     5.97
--------------------------------------------------------------------------------------------------------------------
    Total deposits             1,146,382   59,422    5.18     994,405   51,150    5.14     914,714  46,490     5.08
FHLB advances                    220,223   11,851    5.38     325,481   18,569    5.71     297,892  16,642     5.59
Other borrowings                   7,901      185    2.34      15,650      546    3.49      15,274     552     3.61
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities              1,374,506   71,457    5.20   1,335,536   70,265    5.26   1,227,880  63,684     5.19
Non-interest-bearing
liabilities:
  Non-interest-bearing           126,480                       92,439                       78,890
deposits
  Other liabilities               15,997                       10,343                        8,943
--------------------------------------------------------------------------------------------------------------------
    Total liabilities          1,516,983                    1,438,318                    1,315,713
Stockholders' equity             117,052                      101,120                       96,066
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity    $1,634,034                   $1,539,438                   $1,411,779
--------------------------------------------------------------------------------------------------------------------
Net interest income                       $47,211                      $44,711                     $40,293
--------------------------------------------------------------------------------------------------------------------
Interest rate spread                                 2.51%                        2.63%                        2.61%
--------------------------------------------------------------------------------------------------------------------
Net interest income as a percent
  of average earning assets                          3.07%                        3.07%                        3.02%
--------------------------------------------------------------------------------------------------------------------
Average interest-earning
  assets to average interest-
  bearing liabilities                              112.03%                      109.14%                      108.64%
--------------------------------------------------------------------------------------------------------------------

         The following table sets forth the effects of changing rates and volumes on net interest income of the Corporation for the periods indicated. Information is provided with respect to (i) effects on net interest income attributable to changes in volume (changes in volume multiplied by prior rate);
(ii) effects on net interest income attributable to changes in rate (changes in rate multiplied by prior volume); (iii) changes attributable to combined effects of rate and volume (changes in rate multiplied by changes in volume); and (iv) the net change in interest income.

                                            1998 COMPARED TO 1997                      1997 COMPARED TO 1996
Dollars in thousands                           INCREASE (DECREASE)                        INCREASE (DECREASE)
--------------------------------------------------------------------------------------------------------------------
                                                          RATE/                                     RATE/
                                       RATE    VOLUME    VOLUME       NET         RATE    VOLUME   VOLUME       NET
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans     ($1,632)   ($8,169)     $278   ($9,523)       ($199)   $ 6,457    ($31)    $6,227
  Commercial real estate loans        (484)     3,886       (86)    3,316          292      3,153      50      3,495
  Consumer loans                      (347)     4,133       (51)    3,734         (792)     5,406    (180)     4,434
--------------------------------------------------------------------------------------------------------------------
    Total loans                     (2,463)      (150)      141    (2,473)        (699)    15,016    (161)    14,156
  Mortgage-backed and related
    securities                         675      5,439       302     6,416          223     (2,553)    (39)    (2,369)
  Investment securities                (37)    (2,667)       33    (2,671)         119     (1,350)    (37)    (1,268)
  Interest-bearing deposits with
    banks                              (20)     2,882      (101)    2,761            2        315       3        320
  Other earning assets                 (28)      (320)        7      (341)          (2)       163       0        161
--------------------------------------------------------------------------------------------------------------------
  Total net change in income on
    interest-earning assets         (1,873)     5,184       381     3,692         (357)    11,591    (235)    10,999
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing deposits           (190)     8,449        13     8,272          254      4,367      39      4,660
  FHLB advances                     (1,054)    (6,005)      341    (6,718)         353      1,541      33      1,927
  Other borrowings                    (180)      (270)       89      (361)         (19)        14      (1)        (6)
--------------------------------------------------------------------------------------------------------------------
  Total net change in expense on
    interest-bearing liabilities    (1,424)     2,174       442     1,192          588      5,922      71      6,581
--------------------------------------------------------------------------------------------------------------------
  Net change in net interest income  ($449)   $ 3,010      ($61)  $ 2,500        ($945)    $5,669   ($306)    $4,418
--------------------------------------------------------------------------------------------------------------------

         The current interest rate environment has had a significant impact on the ability of the Corporation to internally grow its interest-earning assets. A low interest rate or flat yield curve environment tends to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, such environment encourages borrowers to refinance their existing adjustable-rate loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally originated portfolio of adjustable-rate residential mortgage loans has declined substantially since December 31, 1997. Although some of this decline was offset by internal growth in consumer and commercial real estate loans, in the third and fourth quarters of 1998 the Corporation purchased adjustable-rate residential mortgage loans from third-party originators to maintain growth in its interest-earning assets (refer to "Financial Condition" for additional discussion). If the current interest rate environment persists, management believes it will continue to be a challenge for the Corporation to internally grow its interest-earning assets.

         The Corporation will continue to explore alternatives to maintain growth in its interest-earning assets in the near term. These alternatives include, but are not limited to, the purchase of additional adjustable-rate residential mortgage loans from third-party originators, the purchase of mortgage-backed and related securities, and the retention of certain fixed-rate loans that are currently sold by the Corporation in the secondary market. It is anticipated that such assets would be funded by growth in deposit liabilities or increased borrowings from the FHLB. However, there are many considerations involved in such decisions and there can be no assurances that the Corporation will elect to adopt any of these strategies to increase its interest-earnings assets.

         PROVISION FOR LOAN LOSSES In general, provisions for loan losses recorded during the years ended 1998, 1997, and 1996, approximated the Corporation's actual charge-off activity during such periods, except for a $272,000 charge-off related to education loans in 1997, as described in a subsequent paragraph. Management of the Corporation expects the provision for 1999 to also approximate actual charge-off activity, although there can be no assurances.

         As of December 31, 1998 and December 31, 1997, the Corporation's allowance for loan losses was $7.6 million or 0.65% and 0.64% of loans held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         The following table summarizes the activity in the Corporation's allowance for loan losses during each of years indicated.

Dollars in thousands                                                     1998      1997     1996      1995      1994
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                         $7,638    $7,888   $8,186    $8,074    $7,828
Provision for losses                                                      293       539        -         -         -
---------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Mortgage loans                                                            -        13        -         -        27
  Consumer loans                                                          365       802      337       334       146
  Commercial business loans                                                 -         -        -       135       108
---------------------------------------------------------------------------------------------------------------------
    Total loans charged-off                                               365       815      337       469       281
  Recoveries                                                               58        26       39        44        49
---------------------------------------------------------------------------------------------------------------------
    Charge-offs net of recoveries                                         307       789      298       425       232
Transfers                                                                   -         -        -         -       478
Purchased allowances                                                        -         -        -       537         -
---------------------------------------------------------------------------------------------------------------------
Balance at end of period                                               $7,624    $7,638   $7,888    $8,186    $8,074
---------------------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of average loans outstanding             0.03%     0.07%    0.03%     0.05%     0.04%
---------------------------------------------------------------------------------------------------------------------
Ratio of allowance to total loans held for investment at end of period   0.65%     0.64%    0.71%     0.88%     1.12%
---------------------------------------------------------------------------------------------------------------------

         Consumer loan charge-offs in 1997 and 1995 included $272,000 and $125,000, respectively, related to accrued interest on education loans that was deemed uncollectible from the United States Government. Similar charge-offs on education loans are not anticipated in the future; however, there can be no assurances. The purchased allowances shown for 1995 were from the acquisition of another financial institution. The transfer shown for 1994 resulted from the transfer of excess general loss allowances from real estate to mortgage loans. Management considered this transfer appropriate given the significant decline in the Corporation's problem real estate during that period.

         The following table shows the Corporation's total allowance for loan losses and the allocation to the various loan categories as of December 31 for each of the years indicated.

Dollars in thousands                         1998            1997             1996            1995            1994
--------------------------------------------------------------------------------------------------------------------
                                  AMOUNT     %    AMOUNT     %     AMOUNT     %    AMOUNT     %     AMOUNT     %
--------------------------------------------------------------------------------------------------------------------
Residential real estate loans        $156   0.04%    $148    0.03%    $183   0.03%    $177   0.04%     $179   0.05%
Multi-family and commercial
  real estate loans                 7,017    2.43   7,200     2.90   7,326    3.30   7,710    3.93    7,409    4.38
Consumer loans                        414    0.10     253     0.07     302    0.10     222    0.09      275    0.15
Commercial business loans              37    9.97      37     6.65      77    6.33      77    3.49      211   11.77
--------------------------------------------------------------------------------------------------------------------
  Total allowance for loan losses  $7,624    0.65% $7,638     0.64% $7,888    0.71% $8,186    0.88%  $8,074    1.12%
--------------------------------------------------------------------------------------------------------------------

         The amounts in the preceding table are expressed as a percentage of gross loans outstanding for each loan category, excluding construction loans. The total allowance is expressed as a percent of net loans held for investment.

         NON-INTEREST INCOME Non-interest income for the years ended December 31, 1998, 1997, and 1996, was $31.4 million, $24.3 million, and $19.8 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1997 to 1998 and 1996 to 1997.

         Retail banking fees and service charges increased by $2.4 million or 19.4% in 1998 and by $2.3 million or 22.9% in 1997. The increase in both years was due in part to 31% growth in the number of checking accounts serviced by the Corporation since December 31, 1996. Approximately 20% of this growth was the result of retail banking offices opened in 1997 and 1998 (refer to "Results of Operations--Non-Interest Expense" for additional discussion) and another 34% was due to the acquisition of deposits from another financial institution during the fourth quarter of 1998 (refer to "Financial Condition--Deposit Liabilities" for additional discussion). Also contributing to the growth in retail banking fees was a $587,000 and $332,000 or 27.1% and 18.1% increase in fees from customers' use of ATMs in 1998 and 1997, respectively. In addition, fee income from customers' use of debit cards increased by $411,000 and $850,000 or approximately 40% and 525% in the same periods, respectively. The Corporation introduced debit cards to its checking account customers in 1996. In addition to giving customers access to virtually any ATM network, debit cards give customers the ability to make purchases directly from any merchant that accepts VISA credit cards. The Corporation increased the number of ATMs it operates in 1997 and 1998 as a result of changes in the rules governing ATM surcharges, which permitted the Corporation to increase fee revenue from ATMs. The Corporation intends to increase the number of ATMs it operates by approximately 13% in 1999, although there can be no assurances.

         Commissions on annuity and insurance sales decreased by $31,000 or 1.7% in 1998 and by $253,000 or 12.3% in 1997. The Corporation's principal sources of commission revenues are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, and mortgage loan insurance policies. The decrease in 1998 was principally due to decreases in revenue from sales of credit life and disability insurance policies and mortgage loan insurance policies. The decrease in 1997 was primarily due to lower sales of tax deferred annuities. Included in commission revenue for 1998 was a $149,000 underwriting gain related to the Corporation's formation of FRI, a wholly-owned reinsurance subsidiary, and its assumption of the first level of risk on credit life and disability insurance policies sold to the Bank's consumer loan customers since October 1995 (refer to Part I, Item 1, "Business--Subsidiaries", for additional discussion).

         Loan servicing fees were $(6.7) million, $2.4 million, and $2.2 million in 1998, 1997, and 1996, respectively. Interest rates reached historically low levels in 1998. As a result, actual loan prepayment activity was much higher than that which had originally been estimated for the related mortgage servicing rights. Because of such prepayment activity, the Corporation recorded $10.2 million in losses on its mortgage servicing rights in 1998 over-and-above that which management considered to be "normal" periodic amortization. This compared to only $650,000 and $624,000 in such losses in 1997 and 1996, respectively.

         Excluding the effects of the aforementioned losses, but net of "normal" periodic amortization of MSRs, loan servicing fees would have increased by $542,000 or 18.0% and $172,000 or 6.1% in 1998 and 1997. These increases were attributable to a $450.9 million or 32.1% increase and a $216.8 million or 18.3% increase in mortgage loans serviced for others during such periods, respectively. The significant growth in 1998 was due in part to the securitization of $222.3 million of the Corporation's adjustable-rate residential mortgage loans into MBSs. The principal balance related to these securities was included in the amount reported as loans serviced for others even though the securities were retained by the Corporation (refer to "Financial Condition--Mortgage-Backed and Related Securities" for additional discussion). The significant growth in 1997 was due in part to the Corporation's purchase of mortgage servicing rights related to $106.9 million of mortgage loans. The Corporation also purchased mortgage servicing rights related to $50.0 million in mortgage loans in 1998. Such loans consisted principally of fixed-rate, residential mortgage loans on properties located in Iowa. Also contributing to the growth in loans serviced for others in both periods was an interest rate environment that encouraged borrowers to convert single-family adjustable-rate mortgage loans, which the Corporation generally retains in portfolio, to fixed-rate mortgage loans. Upon conversion, such loans are generally sold in the secondary market and the Corporation retains the servicing.

         Subsequent to December 31, 1998, interest rates have remained at historically low levels. If this interest rate environment persists, or if interest rates decline further, the Corporation will most likely continue to record large losses on its mortgage servicing rights related to faster than anticipated prepayment activity. Such losses, however, would most likely continue to be offset by high levels of gains on sales of mortgage loans, as described in the following paragraph. It should be noted, however, that further declines in interest rates may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of mortgage servicing rights--primarily because of the potential for increases in market expectations for future prepayments. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market. Management will continue to closely monitor the carrying value of its mortgage servicing rights and will record mark-to-market adjustments as appropriate. For additional discussion, refer to Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         Gains on sales of mortgage loans for the years ended December 31, 1998, 1997, and 1996, were $16.9 million, $6.4 million, and $4.3 million, respectively. The increases in 1998 and 1997 were primarily attributable to a $565.9 million or approximately 175% increase and a $69.8 million or approximately 30% increase, respectively, in the Corporation's mortgage loan sales. These increases were due in part to declining interest rates in both periods that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans into fixed-rate, both of which were generally sold in the secondary market. Interest rates have remained at historically low levels in early 1999. If this situation persists, or if interest rates decline further, the Corporation is likely to continue to experience high levels of refinance activity, as well as increased conversions by borrowers of their adjustable-rate loans into fixed-rate loans. Such activity is expected to result in high levels of gains on sales of mortgage loans, although there can be no assurances. Such gains will most likely be offset by additional declines in the carrying value of the Corporation's mortgage servicing rights, as described in previous paragraphs (refer also to "Lending Activities--Servicing Mortgage Loans" in Part I, Item 1, "Business").

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

         Gain (loss) on sales of investment securities for the years ended December 31, 1998, 1997, and 1996, were $343,000, $(725,000), and $(311,000), respectively. The losses in 1997 and 1996 were caused by the Corporation's sale of mutual funds that invested primarily in adjustable-rate mortgage loans and short-term government securities. The gain in 1998 was caused by the sale of FNMA stock that had been acquired in the early 1980s.

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

         Other income was $4.0 million, $1.9 million, and $1.3 million for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in 1998 was due in part to a $965,000 gain that was recorded on the books of FEI in the fourth quarter (FEI is a wholly-owned subsidiary of the Bank; refer to Part I, Item 1, "Business--Subsidiaries"). The gain related to FEI's settlement of a lawsuit that it had brought against another financial institution. The increase in other income in 1997 was due in part to a change in the manner in which the Corporation accounted for certain fees and costs related to its origination of consumer loans. Prior to 1997, such fees and costs were netted and were recorded in other income. However, due to the increased materiality of these fees and costs, the Corporation elected to conform its accounting for such with that which was being done for mortgage loans. That is, loan origination fees and certain direct costs of origination are deferred and amortized over the life of the related loans as an adjustment of yield. Also contributing to the increases in other income in both 1998 and 1997 were increases in fees from customers that converted their adjustable-rate mortgage loans to fixed rate loans, as previously described, as well as increases in fees received on loans originated as agent for the Wisconsin State Veterans Administration ("State VA") and the Wisconsin Housing and Economic Development Authority ("WHEDA").

         NON-INTEREST EXPENSE Non-interest expense for the years ended December 31, 1998, 1997, and 1996, was $47.6 million, $40.2 million, and $38.3 million, respectively, excluding a $5.9 million special assessment from the FDIC in 1996. Non-interest expense as a percent of average assets during these periods was 2.90%, 2.62%, and 2.71% (excluding the special assessment discussed below). The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1997 to 1998 and 1996 to 1997.

         Compensation and employee benefits increased by $4.8 million or 22.1% in 1998 and $1.9 million or 9.6% in 1997. In general, the increase in both periods was due to general growth in the number of banking facilities operated by the Corporation, as well as normal annual merit increases. Since December 31, 1996, the Corporation has opened or acquired fourteen retail banking facilities, eleven of which were opened or acquired in the most recent year. The Corporation also closed one retail banking facility in 1997. In 1999 the Corporation intends to open or acquire up to seven retail banking facilities and one loan production facility, although there can be no assurances.

         Also contributing to the increase in compensation and employee benefits in both periods, was an increase in commissions paid in the Corporation's Residential Lending Division, due primarily to increased originations of mortgage loans, as previously described.

         As of December 31, 1998, the Corporation had 808 full-time equivalent employees. This compared to 690 and 641 as of December 31, 1997 and 1996, respectively.

         Occupancy and equipment expense increased by $274,000 or 4.1% in 1998 and $263,000 or 4.1% in 1997. In addition, supplies, postage, and communications expense increased by $530,000 or 16.8% in 1998 and $319,000 or 11.3% in 1997.
These increases were primarily attributable to general growth in the number of banking facilities operated by the Corporation, as previously described, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $314,000 or 15.5% in 1998 and $502,000 or 33.1% in 1997. The increase in both years was attributable to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase the number of ATMs operated by the Corporation, as previously described.

         Federal insurance premiums increased by $94,000 or 14.8% and decreased by $1.5 million or approximately 70% in 1997. The increase in 1998 was caused by growth in deposit liabilities. The significant decrease in 1997 was due to the recapitalization of the SAIF in 1996, which resulted in a substantial reduction in the Bank's deposit insurance premiums. As a result of the recapitalization of the SAIF, the Bank incurred a $5.9 million charge in 1996 from the FDIC which represented its share of the recapitalization (substantially all SAIF-insured institutions participated in the recapitalization).

         Amortization of intangible assets, which consist primarily of deposit-based intangibles and purchase accounting goodwill, increased by $86,000 or 17.3% in 1998 and $65,000 or 15.1% in 1997. The increase in 1998 was caused by the Corporation's purchase of deposits from another financial institution in the fourth quarter (refer to "Financial Condition--Deposit Liabilities" for additional discussion). As a result of this purchase, as well as other possible purchases of deposit liabilities, management expects amortization of intangible assets to exceed $1.0 million in 1999 compared to only $582,000 and $496,000 in 1998 and 1997, respectively.

         Other non-interest expenses increased by $1.3 million or approximately 40% in 1998 and decreased by $146,000 or 4.3% in 1997. The increase in 1998 was caused by a variety of factors, the most significant of which were increased costs related to the operation and disposition of foreclosed real estate, increased losses on customers' deposit accounts, and increased costs related to servicing of loans for FNMA. Under the terms of its servicing agreement with FNMA, the Corporation is required to pay a full month's interest to FNMA when certain loans are repaid, regardless of the actual date of the loan payoff. A declining interest rate environment and increased prepayment activity in 1998 resulted in increased payment of "loan pay-off interest" to FNMA.

         INCOME TAX EXPENSE Income tax expense for the years ended December 31, 1998, 1997, and 1996, was $11.3 million, $10.9 million, and $5.8 million, respectively, or 36.7%, 38.5%, and 36.6% of pretax income, respectively. In 1997 the Corporation's effective tax rate was higher because a greater share of its taxable earnings were in the State of Wisconsin as opposed to the State of Nevada, which imposes no corporate income tax (refer to Part I, Item 1, "Business--Subsidiaries" and "Business--Taxation", for additional discussion). During 1998 the Corporation substantially increased its investment in FCHI, its Nevada subsidiary, which lowered the Corporation's effective income tax rate closer to the 1996 rate (refer to "Financial Condition--Loans Held for Investment" and "Financial Condition--Mortgage-Backed and Related Securities" for additional discussion).

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $242.2 million or 15.7% during the twelve months ended December 31, 1998. This increase was principally funded by a $313.6 million or approximately 25% growth in deposit liabilities, although a portion of this growth was also used to reduce FHLB advances and other borrowings by $86.0 million or approximately 30%. The increase in the Corporation's total assets was ostensibly caused by a $134.7 million increase in mortgage-backed and related securities, as well as an $88.4 million increase in overnight investments. However, the increase in mortgage-backed and related securities was due mostly to the transfer of $222.3 million in adjustable-rate residential mortgage loans from loans held for investment to mortgage-backed and related securities, as more fully described in a subsequent paragraph. Likewise, the increase in overnight investments was caused by the temporary investment of proceeds from loan sales. The actual increase in total assets is more appropriately attributed to the Corporation's purchase of $165.1 million in adjustable-rate residential mortgage loans, as well as continued growth in the Corporation's portfolios of commercial real estate, consumer, and education loans.

         INTEREST-BEARING DEPOSITS WITH BANKS The Corporation's interest-bearing deposits with banks, which consist principally of overnight deposits at the FHLB, increased substantially during the twelve months ended December 31, 1998. This increase was caused by the temporary investment of proceeds from loan sales, as previously described.

         INVESTMENT SECURITIES The Corporation's investment securities available for sale decreased by $21.4 million or 100% during the twelve months ended December 31, 1998. This decrease was due to the maturity of the Corporation's remaining investment securities during the period. Historically, the primary purpose of this portfolio was to meet liquidity requirements imposed on the Bank by the OTS. In 1997, however, the OTS modified its regulatory liquidity requirements for thrift institutions. As a result of such modifications, the Bank does not need to hold investment securities to meet the minimum regulatory liquidity requirements. Accordingly, the Bank anticipates that it will not need to maintain a significant portfolio of investment securities in the future, although there can be no assurances.

         The following table sets forth the composition of the Corporation's investments available for sale as of December 31 for each of the years indicated.

DOLLARS IN THOUSANDS                                 1998                     1997                     1996
--------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED        FAIR    AMORTIZED         FAIR   AMORTIZED         FAIR
                                                COST       VALUE         COST        VALUE        COST        VALUE
--------------------------------------------------------------------------------------------------------------------
Corporate obligations                                                $ 21,045     $ 21,083    $ 41,083      $ 41,078
                                                   -           -
Asset-backed securities                                                   294          294       1,076         1,076
                                                   -           -
U.S. Treasury securities                                                                           262           262
                                                   -           -            -            -
Adjustable-rate mortgage and short-term
  government mutual funds                                                                       32,436        31,613
                                                   -           -            -            -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  Total                                                              $ 21,339     $ 21,377    $ 74,857      $ 74,029
                                                   -           -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Weighted-average yield                                                   6.34%                    6.24%
                                                   -
--------------------------------------------------------------------------------------------------------------------

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $134.4 million or approximately 80% during the twelve months ended December 31, 1998. This increase was caused by the securitization of $222.3 million of the Corporation's adjustable-rate residential loans into MBSs during the second quarter. These securities were classified as "available for sale" and were transferred to FCHI, the Corporation's wholly-owned investment subsidiary in Nevada.

         The securitization of the Corporation's adjustable-rate residential mortgage loans into MBSs improves the liquidity of the asset and increases the Corporation's borrowing capacity by making such loans acceptable as collateral for reverse-repurchase agreements. MBSs also receive better treatment under the FHLB's current collateralization guidelines. The Corporation has retained the credit risk associated with the underlying loans, which has the effect of reducing the guarantee fee that is normally paid to the FHLMC, the issuer of the MBSs. This fact is not expected to have any impact on the marketability of the securities, although there can be no assurances. Furthermore, this action does not change the credit risk profile of the Corporation's assets, as it was exposed to the credit risk on the loans before their securitization.

         The following table sets forth the composition of the Corporation's mortgage-backed and related securities portfolios as of December 31 for each of the years indicated.


Dollars in thousands                                 1998                     1997                     1996
--------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED        FAIR    AMORTIZED         FAIR   AMORTIZED         FAIR
                                                COST       VALUE         COST        VALUE        COST        VALUE
--------------------------------------------------------------------------------------------------------------------
Available for sale:
  Collateralized mortgage obligations       $ 33,871   $  33,787    $  48,953    $  47,895     $64,890     $ 61,875
  Mortgage-backed securities                 165,872     170,322            -            -           -            -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                 199,743     204,109       48,953       47,895      64,890       61,875
--------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations         97,251      97,608      115,847      115,057     136,184      133,584
  Mortgage-backed securities                   5,249       5,300        8,489        8,557      11,651       11,633
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total held for investment:               102,500     102,908      124,336      123,614     147,835      145,217
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed and related
      securities                            $302,243   $ 307,017    $ 173,289    $ 171,509    $212,725     $207,092
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Weighted-average yield                          6.95%                    6.29%                    6.30%
--------------------------------------------------------------------------------------------------------------------

         LOANS HELD FOR SALE The Corporation's loans held for sale increased by $26.4 million or approximately 60% during the year ended December 31, 1998. This increase was due to a declining interest rate environment during most of 1998 that increased consumer demand for fixed-rate mortgage loans and resulted in increased conversions of adjustable-rate loans into fixed-rate loans, as previously described. Both of these categories of loans are classified as "held for sale" until the date of sale, which typically occurs within 30 to 60 days of origination and/or conversion.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment decreased by $16.4 million or 1.4% during the twelve months ended December 31, 1998. This decrease was caused by the aforementioned securitization of adjustable-rate residential mortgage loans into MBSs, although the impact of this transaction was offset somewhat by the Corporation's purchase in 1998 of $165.1 million in adjustable-rate mortgage loans originated by third-party financial institutions. These loans were purchased to maintain growth in the Corporation's level of earning assets. A low interest rate environment in 1998 had a significant impact on the ability of the Corporation to maintain its internally originated portfolio of loans held for investment. This situation developed because a low interest rate environment tends to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential mortgage loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally originated portfolio of adjustable-rate residential loans declined significantly in 1998. Although some of this decline was offset by internal growth in commercial real estate, consumer, and education loans, the Corporation purchased adjustable-rate mortgage loans from two third-party financial institutions in an effort to maintain growth in its level of earning assets during 1998. These loans were subjected to substantially the same underwriting process as the Corporation's own loans. The loans are located throughout the U.S., with no single state making up a significant portion of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 250 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of three to seven years before their first adjustment date. The loans were purchased by FCHI, the Corporation's wholly-owned investment subsidiary in Nevada.

         The Corporation will continue to explore alternatives to maintain growth in its interest-earning assets in the near term. These alternatives include, but are not limited to, the purchase of additional adjustable-rate residential mortgage loans from third-party financial institutions, the purchase of mortgage-backed and related securities, and the retention of certain fixed-rate loans that are currently sold by the Corporation in the secondary market. It is anticipated that such assets would be funded by growth in deposit liabilities or increased borrowings from the FHLB. However, there are many considerations involved in such decisions and there can be no assurances that the Corporation will elect to adopt any of these strategies to increase its interest-earnings assets.

         The following table sets forth the composition of the Corporation's portfolio of loans held for investment as of December 31 for each of the years indicated.


Dollars In thousands
                                 1998              1997             1996             1995              1994
--------------------------------------------------------------------------------------------------------------------
                               AMOUNT        %   AMOUNT       %   AMOUNT       %   AMOUNT        %   AMOUNT       %
--------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Single-family residential  $   426,603   36%  $ 537,722    45% $   543,109   49%  $ 462,760    49%  $ 343,904  47%
  Multi-family residential       148,060   13     140,589    12      127,334   11     119,955    13     102,356  14
  Commercial real estate
    loans                        141,046   12     107,315     9       94,401    8      76,242     8      66,848   9
  Construction (1)                63,035    5      51,319     4       46,641    4      31,364     3      29,847   4
--------------------------------------------------------------------------------------------------------------------
    Total real estate loans      778,744   66     836,945    70      811,485   73     690,321    73     542,955  74
--------------------------------------------------------------------------------------------------------------------
Consumer loans:
  Second mortgage and home
    equity loans                 175,541   15     163,231    14      119,645   11      83,993     9      53,931   7
  Education loans                182,380   15     159,893    13      134,094   12     108,003    11      84,604  12
  Automobile loans                37,558    3      31,182     3       36,831    3      39,653     4      39,822   5
  Other consumer loans (2)         9,006    1       9,149     1       10,724    1      16,238     2      10,613   1
--------------------------------------------------------------------------------------------------------------------
    Total consumer loans         404,485   34     363,455    30      301,294   27     247,887    26     188,970  26
--------------------------------------------------------------------------------------------------------------------
Other loans:
  Small Business
    Administration loans             345    -         377     -        1,006    -       1,237     -       1,381   -
  Commercial business loans           26    -         179     -          211    -         968     -         411   -
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total other loans                371    -         556     -        1,217    -       2,205     -       1,792   -
--------------------------------------------------------------------------------------------------------------------
    Subtotal                   1,183,600  100%  1,200,957   100%   1,113,996  100%    940,413   100%    733,717 100%
Unearned discounts,
  premiums, and  net
  deferred loan fees/costs         1,549              574                (68)            (143)           (1,817)
Allowance for loan losses         (7,624)          (7,638)            (7,888)          (8,186)           (8,074)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total loans held for
      investment             $ 1,177,526     $  1,193,893        $ 1,106,040        $ 932,084         $ 723,826
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Weighted-average                    7.75%           8.20%               8.16%            8.24%             7.83%
contractual rate
--------------------------------------------------------------------------------------------------------------------

(1) At December 31, 1998, construction loans consisted of $31.0 million in single-family residences, $13.8 million in multi-family residences, and $18.2 million in commercial real estate.
(2) At December 31, 1998, other consumer loans included $0.5 million of mobile home loans, $1.5 million of recreational and household good loans, $5.4 million of unsecured loans, and $1.6 million of deposit account-secured loans.

         The following table sets forth the activity in the Corporation's portfolio of loans held for investment during each of the years ended December 31:


Dollars in thousands                                   1998          1997           1996          1995          1994
---------------------------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD                   $1,193,893    $1,106,040     $  932,084     $ 723,826     $ 572,066
---------------------------------------------------------------------------------------------------------------------
  Single-family residential (1)                     212,964       243,694        247,362       147,827       175,493
  Multi-family and commercial real estate           106,146        71,554         65,384        21,477        28,207
---------------------------------------------------------------------------------------------------------------------
    Total real estate loans originated              319,110       315,248        312,746       169,304       203,700
---------------------------------------------------------------------------------------------------------------------
Consumer loan originations:
  Second mortgage and home equity loans             136,659       120,809         89,115        65,397        47,256
  Education loans                                    37,692        38,422         36,176        31,347        30,135
  Automobile loans                                   33,729        23,923         29,377        23,489        36,861
  Other consumer loans                                6,461         7,004          8,675         9,701         7,775
---------------------------------------------------------------------------------------------------------------------
    Total consumer loans originated                 214,541       190,158        163,343       129,934       122,027
---------------------------------------------------------------------------------------------------------------------
Decrease (increase) in loans in process (2)           1,654       (13,081)        (3,277)       (1,836)       (6,123)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
    Total loans originated for investment           535,305       492,325        472,812       297,402       319,604
---------------------------------------------------------------------------------------------------------------------
Loans purchased for investment:
  Single-family residential loans                   165,140             -              -             -             -
  Consumer loans                                        377             -              -            22             -
  Multi-family and commercial real estate
    loans                                                 -         6,373          9,692         1,946           233
---------------------------------------------------------------------------------------------------------------------
    Total loans purchased for investment            165,517         6,373          9,692         1,968           233
---------------------------------------------------------------------------------------------------------------------
Loans swapped into mortgage-backed securities      (222,260)            -             -              -             -
Loans acquired through merger                             -             -             -        107,788             -
Loans transferred to held for sale portfolio
  (3)                                               (98,718)      (92,573)       (15,659)      (12,448)       (6,265)
Loan principal repayments                          (389,935)     (317,291)      (292,199)     (186,024)     (161,385)
Other changes in loans held for investment
  (4)                                                (6,276)         (981)          (690)         (428)         (427)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
  Balance at end of period                       $1,177,526    $1,193,893     $1,106,040     $ 932,084     $ 723,826
---------------------------------------------------------------------------------------------------------------------

(1) Excludes loans originated for sale of $818.3 million, $258.8 million, $237.6 million, $180.3 million, and $132.4 million in 1998, 1997, 1996, 1995, and
    1994, respectively. Also excludes loans originated on an agency basis for WHEDA and State VA of $38.8 million, $23.1 million, $20.9 million, $27.9 million, and $22.8 million in 1998, 1997, 1996, 1995, and 1994, respectively.
(2) Consists principally of changes in loans in process on single-family, multi-family, and commercial real estate construction loans.
(3) Consists of single-family adjustable-rate mortgage loans that converted to fixed-rate and were sold by the Corporation in the secondary market.
(4) Consists principally of real estate foreclosures and changes in allowance for loan losses, discounts, premiums, and deferred fees.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $313.6 million or approximately 25% during the twelve months ended December 31, 1998. This growth was due in part to a number of popular CD products offered to customers during the year, as well as a $51.4 million increase in non-interest bearing checking accounts. In addition to the Corporation's competitive CD products, management attributes the growth in its deposit liabilities to the combined effects of its expansion efforts in recent years, its convenient banking locations, and the strong local economies in its market areas.

         In the fourth quarter of 1998, the Corporation completed the purchase of three retail banking offices in Rockford, Illinois, from another financial institution. In connection with this purchase, the Corporation acquired $76.9 million in deposits and paid a premium of $8.0 million. The intangible assets created by this transaction will be amortized straight-line over fifteen years.

         The following table sets forth the composition of the Corporation's deposit liabilities as of December 31 for each of the years indicated.


Dollars in thousands                                 1998                     1997                     1996
--------------------------------------------------------------------------------------------------------------------
                                                        WEIGHTED                   WEIGHTED                 WEIGHTED
                                                         AVERAGE                    AVERAGE                  AVERAGE
                                              AMOUNT        RATE       AMOUNT         RATE      AMOUNT         RATE
--------------------------------------------------------------------------------------------------------------------
Regular savings accounts                  $  103,467        1.98%    $   87,605        1.98%   $   85,675      1.98%
Interest-bearing checking accounts            83,260        0.86         54,994        0.99        53,907      1.00
Non-interest bearing checking accounts       144,731           -         93,323           -        75,341         -
Money market accounts                        166,801        4.03        143,116        4.36       134,977      4.35
Variable-rate IRA accounts                     3,215        4.11          2,956        4.41         3,345      4.43
Certificates of deposit                      958,662        5.83        764,540        6.04       670,848      6.01
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
  Total                                   $1,460,136        4.49%    $1,146,534        4.79%   $1,024,093      4.74%
--------------------------------------------------------------------------------------------------------------------

         At December 31, 1998, certificates of deposit in denominations of $100,000 or more amounted to $90.7 million and mature as follows: $37.8 million within three months, $6.5 million over three through six months, $28.9 million over six through 12 months, $15.7 million over 12 through 24 months, and $1.8 million over 24 months. At December 31, 1998, the Bank had no brokered deposits outstanding.

         FHLB ADVANCES AND OTHER BORROWINGS The Corporation's FHLB advances and other borrowings decreased by $86.0 million or approximately 30% during the year ended December 31, 1998. This decrease was funded by growth in deposit liabilities, as previously described.

         The following table presents certain information regarding the Corporation's short-term FHLB advances and other borrowings (original maturity of less than one year) at or for the years ended December 31, 1998, 1997, and 1996.


Dollars in thousands
                                                                                   1998         1997        1996
--------------------------------------------------------------------------------------------------------------------
FHLB advances:
  Average balance outstanding (1)                                               $  89,832    $ 244,609    $  90,016
  Maximum amount outstanding at any month-end during the period                   211,300      300,985      181,602
  Balance outstanding at end of period                                              3,000      211,300      181,602
  Average interest rate during the period (2)                                        5.65%        5.39%        5.55%
  Weighted-average interest rate at the end of period                                5.76%        5.73%        5.53%

Other borrowings: (3)
  Average balance outstanding (1)                                                    $769    $   3,846    $   2,308
  Maximum amount outstanding at any month-end during the period                    10,000       10,000        5,000
  Balance outstanding at end of period                                                  -       10,000        5,000
  Average interest rate during the period (2)                                        4.81%        5.95%        5.98%
  Weighted-average interest rate at the end of period                                   -         4.81%        5.64%

Total short-term borrowings:
  Average balance outstanding (1)                                               $  90,601     $248,455    $  92,324
  Maximum amount outstanding at any month-end during the period                   221,300      305,985      186,602
  Balance outstanding at end of period                                              3,000      221,300      186,602
  Average interest rate during the period (2)                                        5.64%        5.40%        5.56%
  Weighted-average interest rate at the end of period                                5.76%        5.69%        5.53%
--------------------------------------------------------------------------------------------------------------------

(1) Calculated using month-end balances.
(2) Calculated using month-end weighted average interest rates.
(3) Consists primarily of an overnight line of credit with another financial institution.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $2.4 million or 0.13% of total assets at December 31, 1998, compared to $4.9 million or 0.32% at December 31, 1997.

         The following table contains information regarding the Corporation's non-performing assets during the five year period ended December 31, 1998.

Dollars in thousands                                              1998       1997       1996        1995       1994
--------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Single-family residential                                     $  770     $  738     $1,003      $  547     $  428
  Multi-family and commercial real estate                            -      3,000          -         104          -
--------------------------------------------------------------------------------------------------------------------
    Total real estate loans                                        770      3,738      1,003         651        428
  Consumer loans                                                   341        672        973         605        313
  Commercial business loans                                          -          -          -           -        129
--------------------------------------------------------------------------------------------------------------------
    Total non-accrual loans                                      1,111      4,410      1,976       1,256        870
Real estate owned and in judgement                               1,264        492        460         193        265
--------------------------------------------------------------------------------------------------------------------
    Total non-performing assets                                 $2,375     $4,902     $2,436      $1,449     $1,135
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Ratio of non-accrual loans to total net loans receivable          0.09%      0.37%      0.18%       0.13%      0.12%
--------------------------------------------------------------------------------------------------------------------
Ratio of total non-performing assets to total assets              0.13%      0.32%      0.16%       0.10%      0.10%
--------------------------------------------------------------------------------------------------------------------
Ratio of total allowance for loan and real estate losses
  to total non-performing assets                                  330%        159%       331%        577%       727%
--------------------------------------------------------------------------------------------------------------------

         The $2.5 million or approximately 50% decrease in non-performing assets during the year ended December 31, 1998, was principally due to a change in the status of a $3.0 million loan on an apartment complex located in Indiana. In 1998 the Corporation took a deed-in-lieu of foreclosure on the loan and sold the property to another party. The Corporation financed the sale of the property at normal rate and terms, except that the loan was interest-only for a period of two years. The Corporation also committed an additional $2.0 million to the loan for purposes of refurbishing the property. The new borrower was also required to contribute $1.1 million towards the refurbishing. The Corporation incurred a $203,000 loss on the sale of the property, which was included in other non-interest expense.

         In addition to non-performing assets, at December 31, 1998, management was closely monitoring $6.4 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $7.2 million in such assets at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits obtained through its retail branch offices, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During 1998, 1997, and 1996, the Corporation used these sources of funds to fund loan commitments, purchase investment mortgage-related securities, and cover maturing liabilities and deposit withdrawals. At December 31, 1998, the Corporation had approved real estate loan commitments of $24.0 million outstanding, undisbursed commitments on construction loans of $34.7 million, and mortgage loan sale commitments of $92.3 million outstanding. In addition, the Corporation had $713.3 million in time deposits and $10.7 million in FHLB term advances that were scheduled to mature within one year. Management believes that the Corporation has adequate resources to fund all of these commitments, that all of these commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments. Under FHLB lending and collateralization guidelines, the Corporation had approximately $370 million in unused borrowing capacity at the FHLB as of December 31, 1998.

         The Corporation's stockholders' equity ratio as of December 31, 1998, was 6.87% of total assets. The Corporation's objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1% and 15%, respectively. The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At December 31, 1998, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well capitalized" institution. For additional discussion, refer to Note 11 of the Corporation's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The Corporation paid cash dividends of $5.0 million, $4.3 million, and $3.9 million during the years ended December 31, 1998, 1997, and 1996, respectively. These amounts equated to dividend payout ratios of 25.7%, 24.6%, and 38.5% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations which include, but are not limited to, the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank (for additional discussion refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On January 26, 1999, the Corporation's Board of Directors approved a regular quarterly dividend of $0.07 per share payable on March 11, 1999, to shareholders of record on February 18, 1999.

         During 1998, the Corporation repurchased 447,000 shares of common stock at a cost of $7.4 million under its 1996 and 1997 stock repurchase plans (the "1996 Plan" and "1997 Plan", respectively). As of December 31, 1998, no shares remained to be purchased under the 1996 Plan and 519,152 shares remained under the 1997 Plan. On January 26, 1999, the Corporation's Board of Directors extended the 1997 Plan for an additional twelve months. On February 11, 1999, however, the Corporation completed the purchase of the remaining shares under the 1997 Plan. For additional discussion, refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         During 1998, the Corporation reissued 426,775 shares of common stock out of its inventory of treasury stock with a cost basis of $5.5 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

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

         The Corporation's program to resolve the year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. The Corporation has completed the assessment phase and has found that the year 2000 issue affects all of its significant information systems. With respect to remediation, the Corporation estimates that it was 95% complete as of December 31, 1998, and expects to be substantially complete by March 31, 1999. For all practical purposes, the testing and implementation of most software programs occurs simultaneously. The Corporation estimates that these phases were 75% complete as of December 31, 1998, and that it will be substantially complete by March 31, 1999. These estimates include systems purchased from and maintained by third-party software and hardware vendors.

         The Corporation's information systems interface directly with those of certain third-party transaction processors, to include the Federal Reserve Bank of Minneapolis. With respect to the year 2000 issue, the Corporation's information systems are highly dependent on the state of readiness of these third-party transaction processors, as well as the communication systems over which the data is exchanged. The Corporation expects to complete the testing and implementation phases that relate to interface programs with third-party transaction processors by March 31, 1999. The Corporation is unable, however, to provide any assurances with respect to year 2000 readiness on the part of public providers of communication services and other utilities.

         The Corporation is in the process of developing contingency plans to deal with communication and other utility failures that may occur as a result of the year 2000 issue. It is also developing plans to temporarily accumulate data related to customer transactions should its own information systems or those of third parties fail. A portion of such contingency plans may include the manual processing of certain types of customer transactions. In addition, it may include plans to temporarily honor certain obligations of reputable third parties, such as recurring deposits from the federal government, that could be disrupted by the year 2000 and which could have a significant impact on the Corporation's customers if not honored. However, there can be no assurances that the Corporation will honor the obligations of third parties. The Corporation estimates that its contingency plan will be completed by March 31, 1999.

         The Corporation is using in-house personnel to identify and correct year 2000 issues, as well as cooperation with third-party software and hardware vendors. As of December 31, 1998, the Corporation estimates that it has spent approximately $290,000 in direct, incremental costs related to the year 2000 issue. This amount includes additional compensation costs to retain essential personnel, hire additional personnel, and purchase new software--it does not include opportunity costs. The Corporation is unable to estimate additional future costs of the year 2000 issue at this time, but does not believe such will be material to its financial condition or results of operations.

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


ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk" or "market risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "funding gaps"). Management has sought to control the Corporation's funding gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer and education loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in multi-family residential and commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in short- and medium-term fixed-rate CMOs and MBSs. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

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

         The following table summarizes the Corporation's funding gap as of December 31, 1998.

                                                       MORE THAN    MORE THAN    MORE THAN
                                            6 MONTHS    6 MONTHS    1 YEAR TO   3 YEARS TO        OVER
Dollars in thousands                         OR LESS   TO 1 YEAR      3 YEARS      5 YEARS     5 YEARS        TOTAL
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Mortgage loans:
  Fixed                                     $114,874    $ 35,649     $ 35,396     $ 12,169    $ 15,205   $  213,293
  Adjustable                                 129,285     123,039      215,764      126,133      43,356      637,577
Consumer loans                                77,637     225,457       81,464       15,308       3,756      403,622
Mortgage-backed and related securities        66,602      78,103      124,686       18,151      16,208      303,750
Investment securities and other
  earning assets                              96,450           -            -            -      12,586      109,036
--------------------------------------------------------------------------------------------------------------------
  Total                                     $484,848    $462,248     $457,310     $171,761    $ 91,111   $1,667,278
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Deposits liabilities:
  Regular savings and checking accounts     $186,467           -            -            -           -   $  186,467
  Money market deposit accounts              167,061           -            -            -           -      167,061
  Variable-rate IRA accounts                   3,215           -            -            -           -        3,215
  Time deposits                              480,912    $231,062     $241,387     $  5,278    $     23      958,662
FHLB advances and other borrowings            85,868       2,803       67,660       33,433          14      189,778
--------------------------------------------------------------------------------------------------------------------
  Total                                     $923,523    $233,865     $309,047     $ 38,711    $     37   $1,505,183
--------------------------------------------------------------------------------------------------------------------
Excess (deficiency) of earning assets
  over interest-bearing liabilities        ($438,675)   $228,383     $148,263     $133,050    $ 91,074
--------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of
  earning assets over interest-bearing
  liabilities                              ($438,675)  ($210,292)   ($ 62,029)    $ 71,021    $162,095
--------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of
  earning assets over interest-bearing
  liabilities as a percent of total
  assets                                      -24.55%     -11.77%       -3.47%        3.98%       9.07%
--------------------------------------------------------------------------------------------------------------------
Cumulative earning assets as a
  percentage of interest-bearing
  liabilities                                  52.50%      81.83%       95.77%      104.72%     110.77%
--------------------------------------------------------------------------------------------------------------------

Note: If redeemable FHLB advances, interest-bearing checking, and regular savings deposits were deemed to reprice after one year, the Corporation's one-year funding gap would have been 2.86% as of December 31, 1998, which compares to -4.77% and -14.12% as of December 31, 1997 and 1996, respectively.

         The Corporation's one-year funding gap was -11.77% at December 31, 1998, compared to -14.00% and -23.32% at December 31, 1997 and 1996,
respectively. The Corporation's one-year funding gap improved slightly in 1998 principally because an increase in liabilities expected to mature or reprice within one year was matched by a similar increase in assets expected to mature or reprice within the same time frame. This resulted in little change in the Corporation's one-year cumulative deficiency of earning assets over interest-bearing liabilities, in dollar terms. However, because the Corporation's total assets grew by $242.2 million or 15.7%, as previously described, the one-year cumulative deficiency as a percent of total assets improved from -14.00% to -11.77%.

         Certain shortcomings are inherent in using funding gap to quantify exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, as it does in the case of deposit liabilities. Additionally, certain assets such as adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, the proportion of adjustable-rate loans in the Corporation's portfolio may change as interest rates change. For example, if current market interest rates remain at or below current levels the proportion of adjustable-rates loans in the Corporation's portfolio may decline for reasons described elsewhere in this report. Finally, as interest rates change, the rates at which loans actually prepay will differ from those rates assumed by management in the table.

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

         The Corporation does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its interest rate risk. However, the Corporation does use forward sales of mortgage-backed securities to manage exposure to market risk in its "pipeline" of single-family residential loans intended for sale. This pipeline consists of mortgage loans that are held for sale as of the balance sheet date as well as commitments to originate mortgage loans that are intended for sale, but are not closed as of the balance sheet date. Loans held for sale are generally matched against forward sales that require delivery within 30 to 60 days of the balance sheet date. The Corporation's policy is to cover its commitments to originate loans intended for sale with forward sales that have a value of 40% to 130% of the value of such commitments, depending on management's expectations for near-term changes in interest rates and anticipated cancellations by borrowers. These forward sales generally require delivery within 60 to 90 days. Given these policies, as well as the short-term nature of the Corporation's pipeline and its related forward sales, management believes these financial instruments pose little market risk to the Corporation.

         The Bank is required by the OTS to estimate the sensitivity of its market value of portfolio equity ("MVPE") to immediate and sustained changes in interest rates and to measure such sensitivity on at least a quarterly basis. MVPE is defined as the estimated net present value of an institution's existing assets, liabilities, and off-balance sheet instruments at a given level of market interest rates. Computation of the estimated net present value of assets, liabilities, and off-balance sheet instruments requires management to make numerous assumptions with respect to such items. These assumptions include, but are not limited to, appropriate discount rates, loan prepayment rates, deposit decay rates, etc., for each interest rate scenario. In general, the Bank has used substantially the same assumptions for computing the net present value of financial assets and liabilities in the base scenario as it uses in preparing the fair value disclosures required under GAAP (refer to Notes 1 and 12 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data"). Computations of net present values for other interest rate scenarios follow the same basic approach except that discount rates, loan prepayment rates, and other assumptions are adjusted accordingly. The net present values of non-financial assets and liabilities are generally estimated to be equal to their carrying values under all interest rate scenarios as permitted by OTS regulations. With respect to off-balance sheet items, the Bank generally relies on estimates of value provided by the OTS. The same is true for certain other financial assets such as mortgage servicing rights and deposit-based intangibles.

         The following table summarizes as of December 31, 1998 and 1997, the sensitivity of the Bank's MVPE and net interest income to immediate and sustained changes in interest rates, as shown (parallel shifts in the term structure of interest rates are assumed as permitted by OTS regulations; dollars are presented in millions).

                                                  Estimated MVPE
                                               ---------------------
            Change in interest rates           12/31/98     12/31/97
            ------------------------           --------     --------
            200 basis point increase            $132.9       $137.5
            Base scenario                        142.7        137.3
            200 basis point decline              159.5        133.6

         Certain shortcomings are inherent in using MVPE to quantify exposure to market risk. For example, actual and future values of assets, liabilities, and off-balance sheet items will differ from those determined by the model for a variety of reasons to include, but not limited to, differences in actual market discount rates, differences in actual loan prepayment activity, and differences in deposit customers' responses to changes in interest rates and the resulting impact on the Bank's offering rates. Furthermore, the analysis does not contemplate future shifts in asset or liability mix or any actions management may take in response to changes in interest rates. As a result of these shortcomings, it is unlikely that actual or future values of the Bank's assets, liabilities, and off-balance sheet items are or will be equal to those presented in the MVPE analysis. Furthermore, it should be noted that although the estimated changes in the Bank's MVPE as shown above are within limits established by the Bank's Board of Directors, management and the Board of Directors do not place a significant amount of emphasis on MVPE when evaluating exposure to interest rate risk. Management's primary tool for managing exposure to interest rate risk is the Corporation's funding gap, as previously described.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1998 and 1997


ASSETS                                                                                       1998              1997
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                            $   43,642,705    $   29,939,484
Interest-bearing deposits with banks                                                   96,549,775         7,113,756
Investment securities available for sale, at fair value                                         -        21,376,678
Mortgage-backed and related securities:
  Available for sale, at fair value                                                   204,108,879        47,895,297
  Held for investment, at cost (fair value of $102,908,423 and $123,613,629,
    respectively)                                                                     102,500,238       124,335,969
Loans held for sale                                                                    72,002,437        45,576,945
Loans held for investment, net                                                      1,177,525,727     1,193,893,087
Federal Home Loan Bank stock                                                           12,485,500        13,811,300
Accrued interest receivable, net                                                       13,888,538        11,547,757
Office properties and equipment                                                        25,082,582        24,243,132
Mortgage servicing rights, net                                                         21,103,459        16,290,903
Intangible assets                                                                      13,485,366         5,921,443
Other assets                                                                            4,128,510         2,348,647
-------------------------------------------------------------------------------------------------------------------

  Total assets                                                                     $1,786,503,716    $1,544,294,398
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                $1,460,135,660    $1,146,533,896
Federal Home Loan Bank advances and other borrowings                                  189,777,984       275,778,770
Advance payments by borrowers for taxes and insurance                                   1,762,190         3,872,764
Accrued interest payable                                                                1,947,823         2,030,153
Other liabilities                                                                      10,195,412         6,717,469
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 1,663,819,069     1,434,933,052
-------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                  -                 -
Common stock, $.10 par value, 20,000,000 shares authorized, 19,941,630 shares issued and outstanding, including 1,580,795 and 1,560,570 shares of treasury
  stock, respectively                                                                   1,994,163           997,082
Additional paid-in capital                                                             34,540,065        35,537,146
Retained earnings                                                                      97,291,806        84,548,291
Treasury stock, at cost                                                               (12,722,834)      (10,845,168)
Unearned restricted stock                                                              (1,256,266)         (211,006)
Non-owner adjustments to equity, net                                                    2,837,713          (664,999)
-------------------------------------------------------------------------------------------------------------------

  Total stockholders' equity                                                          122,684,647       109,361,346
-------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                       $1,786,503,716    $1,544,294,398
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1998, 1997, and 1996

                                                                         1998                1997              1996
-------------------------------------------------------------------------------------------------------------------
Interest on loans                                                $ 95,469,420        $ 97,941,595      $ 83,786,180
Interest on mortgage-backed and related securities                 18,542,233          12,125,868        14,494,999
Interest and dividends on investments                               4,656,215           4,908,793         5,695,818
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                           118,667,868         114,976,256       103,976,997
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                    59,421,641          51,149,724        46,490,086
Interest on FHLB advances and other borrowings                     12,035,553          19,115,333        17,193,577
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                           71,457,194          70,265,057        63,683,663
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                              47,210,674          44,711,199        40,293,334
Provision for loan losses                                             293,112             538,957                 -
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses              46,917,562          44,172,242        40,293,334
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                            15,025,325          12,583,927        10,237,623
Commissions on annuity and insurance sales                          1,780,045           1,810,667         2,063,520
Loan servicing fees, net                                           (6,673,635)          2,367,828         2,221,690
Gain on sales of loans                                             16,928,546           6,373,747         4,330,550
Gain (loss) on sales of investment securities                         342,803            (725,142)         (311,151)
Other income                                                        3,956,985           1,882,658         1,288,940
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                        31,360,070          24,293,685        19,831,172
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                 26,659,541          21,827,232        19,913,513
Occupancy and equipment                                             6,949,198           6,675,597         6,412,307
Supplies, postage, and communications                               3,675,696           3,145,803         2,826,979
ATM and debit card transaction costs                                2,335,872           2,022,031         1,519,743
Advertising and marketing                                           2,157,076           2,173,031         1,710,140
Federal deposit insurance premiums                                    731,691             637,353         2,124,036
FDIC special assessment                                                     -                   -         5,941,000
Amortization of intangible assets                                     582,159             496,180           431,263
Other expenses                                                      4,505,290           3,219,825         3,365,746
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                       47,596,523          40,197,052        44,244,727
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                       30,681,109          28,268,875        15,879,779
Income tax expense                                                 11,256,975          10,878,512         5,805,862
-------------------------------------------------------------------------------------------------------------------

  Net income                                                     $ 19,424,134        $ 17,390,363      $ 10,073,917
-------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION                                                    1998                1997              1996
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                       $       0.98        $       0.88      $       0.50
Basic earnings per share                                                 1.05                0.95              0.54
Dividends paid per share                                                0.270               0.233             0.207
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997, and 1996

                                                                         1998               1997              1996
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                     $ 19,424,134      $  17,390,363     $  10,073,917
  Adjustments to reconcile net income to net cash provided
  (used) by operations:
    Provision for loan and real estate losses                         548,573            458,070           (10,240)
(recoveries), net
    Net loan fees (costs) deferred                                 (1,162,077)          (835,277)           73,827
    Depreciation and amortization                                  16,886,960          6,363,677         5,950,546
    Gains on sales of loans, and other investments                (17,271,349)        (5,648,605)       (4,019,400)
    Increase in accrued interest receivable                        (2,340,781)           (60,330)       (1,354,216)
    Decrease in accrued interest payable                              (82,330)          (402,643)         (199,862)
    Increase in current and deferred income taxes                   2,093,042          1,554,525         1,819,263
    Other accruals and prepaids, net                                 (407,797)          (202,660)         (414,056)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan                  17,688,375         18,617,120        11,919,779
originations and sales
  Loans originated for sale                                      (818,292,296)      (258,817,745)     (237,592,344)
  Sales of loans originated for sale                              791,718,170        252,349,050       240,578,067
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                       (8,885,751)        12,148,425        14,905,502
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with           (89,436,019)        (4,656,855)        1,594,387
banks
  Purchases of investment securities                                        -                  -       (34,828,051)
  Sales of investment securities                                      351,483         31,710,769        11,019,370
  Maturities of investment securities                              21,318,517         20,785,762        29,482,069
  Purchases of mortgage-backed and related securities held
for
    investment                                                    (20,355,825)                 -                 -
  Principal repayments on mortgage-backed and related
securities
    held for investment                                            42,177,481         23,369,489        23,315,115
  Principal repayments on mortgage-backed and related
securities
    available for sale                                             69,972,407         15,934,333        20,855,233
  Loans originated for investment                                (535,305,071)      (492,325,180)     (472,812,233)
  Loans purchased for investment                                 (165,517,368)        (6,372,996)       (9,692,282)
  Loan principal repayments                                       389,935,430        317,290,692       292,198,986
  Sales of loans originated for investment                        101,632,748         75,122,123        17,124,014
  Sales of real estate                                              5,593,229          1,380,170           242,993
  Purchases of office properties and equipment                     (3,671,180)        (2,595,908)       (1,954,572)
  Purchases of mortgage servicing rights                             (454,774)        (1,374,069)                -
  Other, net                                                       (6,982,877)         6,108,616          (330,466)
-------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                        (190,741,819)       (15,623,054)     (123,785,437)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                             236,668,976        122,441,009        54,670,368
  Deposits purchased                                               76,932,788                  -                 -
  Long-term advances from Federal Home Loan Bank                  150,660,000         25,000,000       132,000,000
  Repayment of long-term Federal Home Loan Bank advances          (18,305,000)      (165,507,000)     (114,905,000)
  Net increase (decrease) in short-term Federal Home Loan
Bank
    borrowings                                                  (208,300,000)         29,698,000        38,207,000
  Increase (decrease) in other borrowings                        (10,055,786)          2,994,787         5,995,202
  Increase (decrease) in advance payments by borrowers for
taxes
    and insurance                                                 (2,110,574)            (39,442)          171,688
  Purchase of treasury stock                                      (7,356,875)         (2,868,938)       (9,674,875)
  Dividends paid                                                   (5,001,135)        (4,283,617)       (3,874,954)
  Other, net                                                          198,397          1,335,060           560,276
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                     213,330,791          8,769,859       103,139,705
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                 13,703,221          5,295,230        (5,740,230)
Cash and due from banks at beginning of period                     29,939,484         24,644,254        30,384,484
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                    $  43,642,705      $  29,939,484     $  24,644,254
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments      $ 116,327,087      $ 114,915,926     $ 102,622,781
  Interest paid on deposits and borrowings                         71,539,524         70,667,700        63,883,525
  Income taxes paid                                                10,010,000          9,689,000         4,540,490
  Income taxes refunded                                             1,273,063            339,171           543,978
  Mortgage-backed securities swaps                                222,259,814                  -                 -
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1998, 1997, and 1996

                                       Common
                                    Stock and
                                   Additional                                    Unearned     Non-Owner
                                      Paid-In       Retained      Treasury      Restricted   Adjustments
                                      Capital       Earnings         Stock           Stock     to Equity      Total
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995   $ 35,854,026   $ 66,370,129     ($858,750)    ($817,250)  ($1,609,161)  $ 98,938,994
                                                                                                      -------------
Net income                                      10,073,917                                               10,073,917
Securities valuation
adjustment,
  net of income taxes                                                                     (1,026,613)    (1,026,613)
Reclassification adjustment
for
  loss on securities
included in
  income, net of income taxes                                                                185,010        185,010
                                                                                                      -------------
Net income and non-owner
  adjustments to equity                                                                                   9,232,314
                                                                                                      -------------
Exercise of stock options           390,021                                                                 390,021
Dividends paid                                  (3,874,954)                                              (3,874,954)
Purchase of treasury stock                                    (9,674,875)                                (9,674,875)
Amortization of restricted                                                     402,858                      402,858
stock
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996     36,244,047     72,569,092   (10,533,625)     (414,392)   (2,450,764)    95,414,358
                                                                                                      -------------
Net income                                      17,390,363                                               17,390,363
Securities valuation
adjustment,
  net of income taxes                                                                      1,354,595      1,354,595
Reclassification adjustment
for
  loss on securities
included in
  income, net of income taxes                                                                431,169       431,169
                                                                                                      -------------
Net income and non-owner
  adjustments to equity                                                                                 19,176,127
                                                                                                      -------------
Exercise of stock options           290,181     (1,127,547)    2,557,395                                 1,720,029
Dividends paid                                  (4,283,617)                                             (4,283,617)
Purchase of treasury stock                                    (2,868,938)                               (2,868,938)
Amortization of restricted                                                     203,386                     203,386
stock
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997     36,534,228     84,548,291   (10,845,168)     (211,006)     (664,999)   109,361,346
                                                                                                      -------------
Net income                                      19,424,134                                              19,424,134
Securities valuation
adjustment,
  net of income taxes                                                                      3,706,543     3,706,543
Reclassification adjustment
for
  gain on securities
included in
  income, net of income taxes                                                               (203,831)     (203,831)
                                                                                                      -------------
Net income and non-owner
  adjustments to equity                                                                                 22,926,846
                                                                                                      -------------
Exercise of stock options                       (2,443,580)    4,509,897                                  2,066,317
Dividends paid                                  (5,001,135)                                              (5,001,135)
Restricted stock award                             764,096       969,312    (1,733,408)
                                                                                                                  -
Purchase of treasury stock                                    (7,356,875)                                (7,356,875)
Amortization of restricted                                                     688,148                      688,148
stock
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998   $ 36,534,228   $ 97,291,806  ($12,722,834)  ($1,256,266)  $ 2,837,713  $ 122,684,647
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial Statements.

Notes to Audited Consolidated Financial Statements

NOTE 1--Summary of Significant Accounting Policies

         BUSINESS The Corporation provides a wide range of financial services to individuals and businesses in Wisconsin and the northern portion of Illinois through its wholly-owned subsidiary bank. The Corporation is subject to competition from other financial institutions and markets. The Corporation, the Bank, and the Bank's subsidiaries are also subject to the regulations of certain governmental agencies and undergo periodic examinations by those regulatory authorities.

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

         INVESTMENT SECURITIES, INCLUDING MORTGAGE-BACKED AND RELATED SECURITIES, AND STOCK HELD FOR REGULATORY PURPOSES Investment securities, including mortgage-backed and related securities, are classified in one of two categories and accounted for as follows: (1) securities that the Corporation has the positive intent and ability to hold to maturity are classified as "held for investment" and reported at amortized cost; (2) securities not classified as "held for investment" are classified as "available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as non-owner adjustments to equity, net of estimated income taxes. Management determines the appropriate classification for its securities at the time of purchase. The specific identification method is used to determine the cost of securities sold. The Corporation does not maintain a trading account for investment securities or mortgage-backed and related securities.

         The Corporation occasionally enters into purchases of securities and/or whole-loans under agreements to resell ("repurchase agreements"). The amounts advanced under these agreements represent short-term loans and are reflected as a receivable in the Corporation's Consolidated Statement of Financial Condition.

         Stock of the FHLB is owned due to regulatory requirements and is carried at cost.

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

         DISCOUNTS, PREMIUMS, AND DEFERRED LOAN FEES AND COSTS Discounts and premiums on loans are amortized over the life of the related loans using a method that approximates the level-yield method. Loan origination fees and certain direct loan origination costs are deferred and amortized over the life of the related loans as an adjustment of yield. Such fees and costs are amortized using a method that approximates the level-yield method.

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

         The value of OMSR and PMSR (collectively "mortgage servicing rights" or "MSRs") is subject to impairment as a result of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. If, based on periodic evaluations, the estimated present value of MSRs is determined to be less than carrying value, a valuation adjustment is recorded against such assets and against the Corporation's loan servicing fee income in the period of the prepayment. The valuation adjustment is calculated using the current outstanding principal balance of the related loans, a long-term prepayment assumption as determined by management, and a discount rate that the Corporation has experienced in recent bids on MSRs in the secondary market.

         The Corporation purchases or originates MSRs on single-family residential mortgage loans only. In valuing the MSRs recorded on such loans, the Corporation stratifies the loans by type of loan (e.g., fixed-rate versus adjustable-rate, non-government-guaranteed loans versus government-guaranteed loans), year of original funding, contractual interest rate, and original term to maturity.

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

         INCOME TAXES The Corporation, the Bank, and all but one of the Bank's subsidiaries file a consolidated federal income tax return and separate or consolidated state income tax returns, depending on the state. Provision is made in the income tax expense accounts for deferred taxes applicable to income and expense items reported in different periods for financial statement purposes than for income tax purposes.

         PENSION COSTS AND OTHER POSTRETIREMENT BENEFITS The Corporation's net periodic pension cost consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the earnings on assets held by the retirement plan, by amortization of transitional assets over a period of 15 years (beginning in 1987), and by amortization of any actuarial gains and losses over the estimated future service period of existing plan participants. The projected unit credit actuarial cost method is used to determine expected pension costs. The Corporation's funding policy is to contribute amounts deductible for federal income tax purposes.

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

         FAIR VALUES OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments (refer to Note 12 for actual fair value amounts):

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

                  LOANS HELD FOR SALE The fair value of loans held for sale is estimated by matching such loans against outstanding commitments to sell such loans. The method used for unmatched commitments is discussed under "Off-Balance Sheet Financial Instruments", below.

                  LOANS HELD FOR INVESTMENT The estimated fair value of loans held for investment is determined using discounted cash flow techniques. Scheduled principal and interest payments are adjusted for estimated future prepayments as provided by third-party market sources or as estimated by management using historical prepayment experience. Discount rates used in the fair value computations are generally based on interest rates offered by the Corporation on similar loans as of December 31, 1998 and 1997, adjusted for management's estimate of differences in liquidity, credit risk, remaining term to maturity, etc.

                  FEDERAL HOME LOAN BANK STOCK FHLB stock held in excess of minimum requirements can be returned to the FHLB for face value. Accordingly, the fair value of all FHLB stock is estimated to be equal to the face amount presented in the Corporation's Consolidated Statements of Financial Condition.

                  DEPOSIT LIABILITIES The fair values of demand deposit accounts (i.e., interest-bearing and non-interest-bearing checking accounts and money market and regular savings accounts) are equal to the face amount presented in
Note 6. The fair value of fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates offered by the Corporation as of the measurement date to a schedule of aggregate contractual maturities of such deposits as of the same dates.

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

                  MORTGAGE SERVICING RIGHTS The fair value of MSRs is estimated using a discounted cash flow calculation that applies discount rates considered reasonable by management to a schedule of both contractual and estimated cash flows. Such cash flows are adjusted for loan prepayment rates deemed appropriate by management.

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

                  Other than credit enhancements on loans sold to the FHLB, the Corporation does not issue material amounts of financial guarantees or stand-by letters of credit. Management believes that the Corporation's exposure to loss on such instruments is insignificant, including its credit enhancements with the FHLB. Accordingly, management believes the fair value of such financial instruments approximates zero.

         STOCK SPLITS Earnings per share and dividends paid per share, as presented in the Corporation's Consolidated Statements of Operations, have been adjusted to recognize a two-for-one stock split on June 11, 1998, and a three-for-two stock split on June 12, 1997. Common shares issued and outstanding, as presented in the Corporation's Consolidated Statements of Financial Condition, have also been adjusted for such stock splits.

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

         As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Corporation has not adopt the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on the Corporation's earnings have been disclosed on a pro forma basis, as permitted by SFAS 123. Refer to Note 9 for the appropriate disclosures.

         EARNINGS PER SHARE Earnings per share data are based on the weighted-average number of common shares outstanding during each period, including any restricted shares. Diluted earnings per share is adjusted for common stock equivalents outstanding at the end of each period. Common stock equivalents are computed using the treasury stock method and consist of stock options outstanding under the stock incentive plans described in Note 9. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the years ended December 31, 1998, 1997, and 1996, is as follows:


                                             1998                        1997                        1996
--------------------------------------------------------------------------------------------------------------------
                                        Basic       Diluted         Basic       Diluted         Basic       Diluted
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Net income                        $19,424,134   $19,424,134   $17,390,363   $17,390,363   $10,073,917  $10,073,917
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Average common shares issued,
net
  of actual treasury shares        18,479,178    18,479,178    18,321,902    18,321,902    18,784,716   18,784,716
Common stock equivalents based
on
  the treasury stock method                 -     1,384,968             -     1,368,810             -    1,340,451
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Average common shares and
  common stock equivalents         18,479,178    19,864,146    18,321,902    19,690,712    18,784,716   20,125,167
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Earnings per share                $      1.05   $      0.98   $      0.95   $      0.88   $      0.54  $      0.50
--------------------------------------------------------------------------------------------------------------------

         PENDING ACCOUNTING CHANGE In 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"). This standard establishes new rules for the recognition and measurement of derivatives and hedging activities. It requires all derivatives to be recorded on the balance sheet at fair value, although the timing of recognition in earnings will depend on the classification of the hedge according to criteria established by SFAS 133. Changes in the fair value of derivatives that do not meet these criteria are required to be included in earnings in the period of the change. The new standard is effective for years beginning after June 15, 1999, although earlier adoption is permitted. The Corporation does not intend to adopt SFAS 133 until January 1, 2000.

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

         CASH AND CASH EQUIVALENTS For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents consists solely of cash on hand and non-interest-bearing deposits in banks ("cash and due from banks"). The Bank is required to maintain a certain amount of cash on hand and non-interest-bearing account balances at the Federal Reserve Bank of Minneapolis to meet specific reserve requirements. These requirements approximated $19.9 million at December 31, 1998.

         RECLASSIFICATION Certain 1997 and 1996 balances have been reclassified to conform with the 1998 presentation.

NOTE 2--MORTGAGE-BACKED AND RELATED SECURITIES

         Mortgage-backed and related securities at December 31, 1998 and 1997, are summarized as follows:

                                                                                    1998
--------------------------------------------------------------------------------------------------------------------
                                                          Amortized      Unrealized      Unrealized            Fair
                                                               Cost           Gains          Losses           Value
--------------------------------------------------------------------------------------------------------------------
Available for sale:
--------------------------------------------------------------------------------------------------------------------
  Collateralized mortgage obligations                 $  33,870,813     $     9,230       ($ 93,319)  $   33,786,724
  Mortgage-backed securities                            165,872,355       4,568,826        (119,026)     170,322,155
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                            199,743,168       4,578,056        (212,345)     204,108,879
--------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations                 $  97,250,994         422,662         (65,366)      97,608,290
  Mortgage-backed securities                              5,249,244          59,792          (8,903)       5,300,133
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total held for investment                           102,500,238         482,454         (74,269)     102,908,423
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed and related securities      $ 302,243,406     $ 5,060,510       ($286,614)  $  307,017,302
--------------------------------------------------------------------------------------------------------------------

                                                                                    1997
--------------------------------------------------------------------------------------------------------------------
                                                          Amortized      Unrealized      Unrealized            Fair
                                                               Cost           Gains          Losses           Value
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
Available for sale:
  Collateralized mortgage obligations                 $  48,953,197     $    14,498     ($1,072,398)  $   47,895,297
--------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations                   115,847,369          73,583        (863,972)     115,056,980
  Mortgage-backed securities                              8,488,600         115,668         (47,619)       8,556,649
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total held for investment                           124,335,969         189,251        (911,591)     123,613,629
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed and related securities      $ 173,289,166     $   203,749     ($1,983,989)  $  171,508,926
--------------------------------------------------------------------------------------------------------------------

         Accrued interest receivable on mortgage-backed and related securities was $2,719,588 and $961,052 at December 31, 1998 and 1997,
respectively.

         Mortgage-backed securities consist of FHLMC, FNMA, and GNMA securities. The Corporation has retained the credit risk on $165.9 million in FHLMC MBSs as of December 31, 1998.

         Collateralized mortgage obligations consist of securities backed by the aforementioned agency-backed securities or by whole-loans. As of December 31, 1998, approximately 79% of the Corporation's CMO portfolio consisted of securities backed by whole loans--all of which were generally rated triple-A or its equivalent by the major credit-rating agencies. Approximately 24% of the Corporation's whole-loan CMOs consisted of loans on properties located in the state of California. No other geographical location had a material concentration.

         There were no realized gains or losses on sales of mortgage-backed and related securities during 1998, 1997, or 1996.

NOTE 3--LOANS HELD FOR INVESTMENT

         Loans held for investment at December 31 are summarized as follows:


                                                                                          1998                 1997
--------------------------------------------------------------------------------------------------------------------
First mortgage loans:
  Single-family                                                                   $426,602,634         $537,722,070
  Multi-family                                                                     148,059,630          140,589,481
  Commercial                                                                       141,046,301          107,315,226
  Construction                                                                      63,035,445           51,318,856
Education loans                                                                    182,379,556          159,893,040
Second mortgage and home equity loans                                              175,541,150          163,231,165
Consumer loans                                                                      46,564,021           40,330,804
Commercial business loans                                                              371,336              556,270
--------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                       1,183,600,073        1,200,956,912
Unearned discount, premiums, and net deferred loan fees and costs                    1,549,180              573,702
Allowance for loan losses                                                           (7,623,526)          (7,637,527)
-------------------------------------------------------------------------------------------------------------------
  Total                                                                         $1,177,525,727       $1,193,893,087
===================================================================================================================


         Accrued interest receivable on loans held for investment was $11,134,804 and $10,232,335 at December 31, 1998 and 1997, respectively.

         Loans serviced for investors were $1.9 billion, $1.4 billion, and $1.2 billion at December 31, 1998, 1997, and 1996, respectively. These loans are not reflected in the Corporation's Consolidated Statements of Financial Condition. At December 31, 1998, the Corporation had retained a small portion of the credit risk related to $235.6 million in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.

         At December 31, 1998 and 1997, loans on non-accrual status were $1.1 million and $4.4 million, respectively. The Corporation has no loans contractually past due ninety or more days for which interest is being accrued.

         With respect to single-family mortgage loans, it is the Corporation's general policy to restrict lending to its primary market areas in Wisconsin as well as contiguous counties in Iowa and Minnesota, though from time-to-time the Corporation will purchase single-family loans originated outside of its primary market area. It is also the Corporation's general policy to limit an individual single-family mortgage loan to 80% of the appraised value of the property securing the loan. The Corporation will occasionally lend more than 80% of the appraised value of the property, but generally will require the borrower to obtain private mortgage insurance on the portion of the loan amount that exceeds 80% of the collateral. Single-family mortgage loans purchased outside of the Corporation's market area were $157.4 million at December 31, 1998, compared to an insignificant amount at December 31, 1997.

         With respect to multi-family and commercial real estate loans, it is the Corporation's policy to restrict its lending area to loans secured by property located within a 300-mile radius of La Crosse, to include the states of Nebraska, Illinois, Iowa, and Minnesota, although in the past the Corporation originated multi-family and commercial real estate loans outside of this area. It is also the Corporation's general policy to limit loans on multi-family residential complexes, retail shopping centers, office buildings, and multi-tenant industrial buildings to 80% of the appraised value of the property securing the loan. Loans on other types of commercial properties, such as nursing homes, hotels/motels, churches, and single-tenant industrial buildings are limited to 75% or less of the appraised value of the property securing the loan. In addition, it is the Corporation's policy that no more than 20% of its multi-family and commercial real estate loans consist of this second category of loans. Multi-family and commercial real estate loans originated or purchased outside of the Corporation's market area were $22.3 million and $27.3 million, at December 31, 1998 and 1997, respectively.

         With respect to consumer loans, it is the Corporation's policy that such loans be supported primarily by the borrower's ability to repay the loan and secondarily by the value of the collateral securing the loan, if any. Education loans are guaranteed by the U.S. government.

         A summary of the activity in the allowance for loan losses is as follows:


                                                                       1998               1997              1996
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                     $7,637,527         $7,888,323        $8,186,077
Provision charged to expense
                                                                      293,112            538,957                 -
------------------------------------------------------------------------------------------------------------------
Loans charged-off                                                    (365,511)          (816,217)         (336,989)
Recoveries                                                             58,398             26,464            39,235
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Charge-offs, net                                                     (307,113)          (789,753)         (297,754)
------------------------------------------------------------------------------------------------------------------
Balance at end of period                                           $7,623,526         $7,637,527        $7,888,323
==================================================================================================================



NOTE 4--MORTGAGE SERVICING RIGHTS

         A summary of the activity in mortgage servicing rights is as follows:


                                                              PURCHASED    ORIGINATED  ALLOWANCE FOR
                                                                    MSR           MSR           LOSS         TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                                 $4,193,965    $6,506,371      ($407,732)  $10,292,604
Originated servicing                                                        3,726,336                    3,726,336
Amortization charged to earnings                               (485,880)   (1,021,960)                  (1,507,840)
Valuation adjustments charged to earnings                                                   (623,898)     (623,898)
Charge-offs                                                    (157,346)     (463,284)       620,630             -
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                  3,550,739     8,747,463       (411,000)   11,887,202
Purchased servicing                                           1,374,069                                  1,374,069
Originated servicing                                                        5,543,993                    5,543,993
Amortization charged to earnings                               (503,540)   (1,360,821)                  (1,864,361)
Valuation adjustments charged to earnings                                                   (650,000)     (650,000)
Charge-offs                                                    (164,749)     (341,850)       506,599             -
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                  4,256,519    12,588,785       (554,401)   16,290,903
Purchased servicing                                             454,774                                    454,774
Originated servicing                                                       17,587,381                   17,587,381
Amortization charged to earnings                               (527,655)   (2,468,568)                  (2,996,223)
Valuation adjustments charged to earnings                                                (10,233,376)  (10,233,376)
Charge-offs                                                    (864,565)   (3,800,276)     4,664,841             -
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 $3,319,073   $23,907,322    ($6,122,936)  $21,103,459
------------------------------------------------------------------------------------------------------------------


NOTE 5--OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at December 31 are summarized as follows:


                                                                                             1998             1997
-------------------------------------------------------------------------------------------------------------------
Office buildings and improvements                                                     $18,594,097      $18,679,458
Furniture and equipment                                                                17,402,874       15,407,247
Leasehold improvements                                                                  4,814,633        4,170,200
Land and improvements                                                                   4,245,353        4,265,028
Property acquired for expansion                                                           358,470          358,470
Construction in progress                                                                  786,064          237,706
------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                             46,201,491       43,118,109
------------------------------------------------------------------------------------------------------------------
Less allowances for depreciation and amortization                                      21,118,909       18,874,977
------------------------------------------------------------------------------------------------------------------
  Total                                                                               $25,082,582      $24,243,132
------------------------------------------------------------------------------------------------------------------


         Depreciation expense was $2,472,324, $2,533,147, and $2,599,431 for the years ended December 31, 1998, 1997, and 1996, respectively.

         The Corporation rents office space and land under operating leases at certain of its locations. These leases have terms expiring between 1999 and 2006 and provide for renewals subject to escalation clauses. Rental expense was $1,455,439, $1,168,705, and $988,483 for the years ended December 31, 1998,
1997, and 1996, respectively.

NOTE 6--DEPOSIT LIABILITIES

         Deposit liabilities at December 31 are summarized as follows:


                                                                                             1998             1997
-------------------------------------------------------------------------------------------------------------------
Checking accounts:
  Non-interest-bearing                                                               $144,730,597      $93,322,644
  Interest-bearing                                                                     83,260,201       54,993,534
Money market savings:
  Great Rate accounts                                                                 111,245,052       98,457,235
  Insured Market Fund accounts                                                         21,732,447       17,238,632
  Market Rate accounts                                                                 33,823,677       27,420,923
Regular savings accounts                                                              103,466,501       87,605,203
Variable-rate IRA accounts                                                              3,215,403        2,955,620
Time deposits maturing within...
  Three months                                                                        394,201,833      102,853,066
  Four to six months                                                                   85,907,182       45,787,447
  Seven to twelve months                                                              233,229,535      213,706,514
  Thirteen to twenty-four months                                                      213,708,882      367,717,799
  Twenty-five to thirty-six months                                                     26,026,189       27,576,115
  Thirty-seven to forty-eight months                                                    2,753,897        4,635,486
  Forty-nine to sixty months                                                            2,834,264        2,263,677
------------------------------------------------------------------------------------------------------------------
    Total time deposits                                                               958,661,783      764,540,105
------------------------------------------------------------------------------------------------------------------
    Total                                                                          $1,460,135,660   $1,146,533,896
------------------------------------------------------------------------------------------------------------------


         Time deposits include $90.7 million and $63.6 million of certificates in denominations of $100,000 or more at December 31, 1998 and 1997, respectively. Accrued interest payable on deposit liabilities was $1,107,214 and $781,597 at December 31, 1998 and 1997, respectively.

         Included in non-interest-bearing checking accounts at December 31, 1998 and 1997, were $35.2 million and $17.3 million, respectively, which represented amounts held in custody for third-party investors in loans serviced by the Corporation.

         Interest expense on deposit liabilities for the year ended December 31 is summarized as follows:


                                                                            1998             1997             1996
-------------------------------------------------------------------------------------------------------------------
Checking accounts                                                       $543,825         $524,432         $521,038
Money market savings accounts                                          6,381,467        6,321,899        5,103,182
Regular savings                                                        1,842,854        1,799,864        1,774,934
Time deposits                                                         50,653,495       42,503,529       39,090,932
------------------------------------------------------------------------------------------------------------------
  Total                                                              $59,421,641      $51,149,724      $46,490,086
------------------------------------------------------------------------------------------------------------------


NOTE 7--FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Federal Home Loan Bank advances and other borrowings at December 31 are summarized as follows:


                                                                1998                                1997
------------------------------------------------------------------------------------------------------------------
                                                                     WEIGHTED                            WEIGHTED
                                                        BALANCE  AVERAGE RATE               BALANCE  AVERAGE RATE
------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances maturing in...
1998                                                                                   $198,305,000          5.69%
                                                              -             -
1999                                                $10,715,000          6.02%            6,715,000          6.16
2000                                                 33,400,000          5.60            26,400,000          5.56
2001                                                 34,245,000          5.09
2002                                                  1,415,000          5.92
2003                                                 32,000,000          5.19
2008                                                 75,000,000          4.78
                                                                                                  -             -
Open line of credit                                                                      31,300,000          5.84
                                                              -             -
-----------------------------------------------------------------------------------------------------------------
  Total FHLB advances                               186,775,000          5.14           262,720,000          5.71
Other borrowings                                      3,002,984          6.41            13,058,770          5.94
-----------------------------------------------------------------------------------------------------------------
  Total                                            $189,777,984          5.16%         $275,778,770          5.72%
-----------------------------------------------------------------------------------------------------------------

         The Corporation's borrowings at the FHLB of Chicago are limited to 35% of total assets or 60% of the book value of certain mortgage loans plus 75% of the market value of certain mortgage-backed and related securities, whichever is less. Interest on the open line of credit is paid monthly at 0.45% above the FHLB's daily investment deposit rate or approximately 25 basis points above the federal funds rate. Advances that mature in the years 2000 and 2008 include $25.0 million and $50.0 million, respectively, that are redeemable quarterly at the option of the FHLB. Advances that mature in 2008 also include $25.0 million that is redeemable quarterly at the option of the FHLB beginning in 2001.

         The Corporation has two lines of credit with two financial institutions. These lines, which amount to $20.0 million in the aggregate, permit the overnight purchase of fed funds; there were no amounts outstanding under these lines as of December 31, 1998. The Corporation also has a $10.0 million line of credit with a third financial institution under which $3.0 million was outstanding as of December 31, 1998. The interest rate on borrowings under this line is determined on a daily basis at 125 basis points above the one-month London Inter-Bank Offered Rate ("LIBOR"). The Corporation has pledged all issued and outstanding capital stock of the Bank as collateral for this line of credit.

         Accrued interest payable on FHLB advances and other borrowings was $841,012 and $1,248,781 at December 31, 1998 and 1997, respectively.


NOTE 8--INCOME TAXES

         Federal and state income tax expense for the years ended December 31 is summarized as follows:



                                                                                  1998          1997          1996
-------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                  $10,920,797    $9,795,713    $5,007,142
  State                                                                        720,178       979,799        77,720
------------------------------------------------------------------------------------------------------------------
    Total current                                                           11,640,975    10,775,512     5,084,862
------------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                                     (307,000)     (104,000)      582,000
  State                                                                        (77,000)      207,000       139,000
------------------------------------------------------------------------------------------------------------------
    Total deferred                                                            (384,000)      103,000       721,000
------------------------------------------------------------------------------------------------------------------
    Total                                                                  $11,256,975   $10,878,512    $5,805,862
------------------------------------------------------------------------------------------------------------------

         The significant components of the Corporation's deferred tax expense for the years ended December 31 are summarized as follows:


                                                                                  1998          1997          1996
-------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                                   $1,003,793      $901,452      $818,705
Office properties and equipment depreciation                                   679,244      (828,725)      (56,321)
Asset valuation allowances                                                    (249,578)     (657,090)     (311,288)
Deferred loan fees                                                            (189,160)      380,707       288,351
Provision for loan and real estate losses, net                                (150,979)      107,907       128,248
Deferred compensation                                                         (610,536)        2,473      (147,559)
FHLB stock dividends                                                          (362,877)            -             -
Other                                                                         (503,907)      196,276           864
------------------------------------------------------------------------------------------------------------------
  Total deferred                                                             ($384,000)     $103,000      $721,000
==================================================================================================================

         The income tax provision differs from the provision computed at the federal statutory corporate tax rate for the years ended December 31 as follows:


                                                                                  1998          1997          1996
-------------------------------------------------------------------------------------------------------------------
Income taxes at federal statutory of 35%                                   $10,738,388    $9,894,106    $5,557,922
State income taxes net of federal income tax benefit                           418,066       771,420       140,868
Other                                                                          100,521       212,986       107,072
------------------------------------------------------------------------------------------------------------------
  Income tax provision                                                     $11,256,975   $10,878,512    $5,805,862
==================================================================================================================

         The significant components of the Corporation's deferred tax assets and liabilities as of December 31, are summarized as follows:


                                                                                                1998          1997
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Loan and real estate loss allowances                                                    $2,660,621    $2,509,642
  Deferred compensation                                                                    1,612,207     1,001,671
  Asset valuation allowances                                                                 913,753       664,175
  State tax loss carryforwards                                                               270,658       397,394
  Office properties and equipment depreciation                                                     -       384,033
  Securities valuation allowance                                                                   -       354,870
  Other                                                                                      523,696        78,056
------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                              5,980,935     5,389,841
  Valuation allowance                                                                       (298,785)     (326,959)
------------------------------------------------------------------------------------------------------------------
  Adjusted deferred tax assets                                                             5,682,150     5,062,882
------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Mortgage servicing rights                                                                3,485,422     2,481,629
  Securities valuation allowance                                                           1,527,999             -
  Office properties and equipment depreciation                                               295,211             -
  Deferred loan fees                                                                         361,674       550,833
  FHLB stock dividends                                                                       262,937       625,814
  Purchase acquisition adjustments                                                           242,247       329,151
  Federal tax effect of state deferred taxes, net                                            113,751       161,714
  Investment in unconsolidated partnerships                                                   81,182        82,234
  Other                                                                                      200,444       221,355
------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                         6,570,867     4,452,730
------------------------------------------------------------------------------------------------------------------
    Net deferred tax assets (liabilities)                                                  ($888,717)     $610,152
==================================================================================================================

         The Bank qualifies under provisions of the IRC that prior to 1996 permitted it to deduct from taxable income an allowance for bad debts that generally exceeded losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $21.1 million of retained income at December 31, 1998. If in the future the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then-applicable rates. If income taxes had been provided, the deferred tax liability would have been approximately $8.5 million.

NOTE 9--EMPLOYEE BENEFIT PLANS

         PENSION PLAN The Corporation has established a pension plan for the benefit of full-time employees that have at least one year of service and have attained the age of 20. Benefits under the plan are based on the employee's years of service and compensation during the years immediately preceding retirement. The following table summarizes the components of pension benefit obligation and plan assets, the funded status of the plan, the amount recognized in the Corporation's consolidated financial statements, and the weighted-average assumptions for the years ended December 31, 1998 and 1997.


                                                                                             1998             1997
-------------------------------------------------------------------------------------------------------------------
Reconciliation of projected benefit obligation:
  Benefit obligation at beginning of year                                               7,002,102       $5,692,032
  Service costs                                                                           487,251          317,232
  Interest costs                                                                          569,673          458,386
  Actuarial loss                                                                        1,530,203          835,874
  Benefit payments                                                                       (227,608)        (301,422)
------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                                  $9,361,621       $7,002,102
------------------------------------------------------------------------------------------------------------------
Reconciliation of fair value of plan assets:
  Fair value of plan assets at beginning of year:                                      $7,125,080       $6,218,479
  Actual return on plan assets                                                          1,070,911        1,208,023
  Benefit payments                                                                       (227,608)        (301,422)
------------------------------------------------------------------------------------------------------------------
    Fair value of plan assets at end of year                                           $7,968,383       $7,125,080
------------------------------------------------------------------------------------------------------------------
Funded status:
  Funding shortfall (excess) at end of year                                            $1,393,238        ($122,978)
  Unrecognized transition asset                                                           110,927          206,379
  Unrecognized prior service cost                                                         145,526          921,055
  Unrecognized net loss                                                                (1,231,807)        (868,634)
------------------------------------------------------------------------------------------------------------------
    Accrued pension expense                                                              $417,884         $135,822
------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
  Service costs                                                                          $487,251         $317,232
  Interest costs                                                                          569,673          458,386
  Expected return on plan assets                                                         (631,412)        (551,400)
  Amortization of transition asset                                                        (95,452)         (95,452)
  Amortization of prior service costs                                                     (59,608)        (121,219)
  Recognized actuarial loss                                                                11,610           24,731
------------------------------------------------------------------------------------------------------------------
    Net periodic benefit cost                                                            $282,062          $32,278
------------------------------------------------------------------------------------------------------------------
Weighted-average assumptions:
  Discount rate                                                                             6.50%            7.00%
  Expected return on plan assets                                                            9.00%            9.00%
  Rate of compensation increase                                                             5.50%            5.50%
------------------------------------------------------------------------------------------------------------------


         POSTRETIREMENT EMPLOYEE BENEFITS The Corporation provides certain health care insurance benefits to retired employees. Substantially all of the employees of the Corporation may become eligible for these benefits if they reach normal retirement age while working for the Corporation. The following table summarizes the components of postretirement benefit obligation and funded states, as well as the amounts recognized in the Corporation's consolidated financial statements for the years ended December 31, 1998 and 1997.


                                                                                             1998             1997
-------------------------------------------------------------------------------------------------------------------
Reconciliation of projected benefit obligation:
  Benefit obligation at beginning of year                                              $1,610,192       $1,097,792
  Service costs                                                                            61,949           53,899
  Interest costs                                                                          127,047          108,130
  Actuarial loss                                                                          260,418          413,315
  Benefit payments                                                                        (39,630)         (62,944)
------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                                  $2,019,976       $1,610,192
------------------------------------------------------------------------------------------------------------------
Funded status:
  Funding shortfall at end of year                                                     $2,019,976       $1,610,192
  Unrecognized transition asset                                                          (479,219)        (513,449)
  Unrecognized net loss                                                                  (490,949)        (242,843)
------------------------------------------------------------------------------------------------------------------
    Accrued post-retirement benefit expense                                            $1,049,808         $853,900
------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
  Service costs                                                                           $61,949          $53,899
  Interest costs                                                                          127,047          108,130
  Amortization of transition obligation                                                    34,230           34,230
  Recognized actuarial loss                                                                12,312              629
------------------------------------------------------------------------------------------------------------------
    Net periodic benefit cost                                                            $235,538         $196,888
------------------------------------------------------------------------------------------------------------------


         The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for 1998 is 10.1% and is assumed to decrease gradually to 5.5% in 2004 and thereafter. The discount rate used to determine the actuarial present value of the projected postretirement benefit obligation was 6.5%, 7.0%, and 7.5% for 1998 and 1996, respectively.

         The assumed rate of increase in the per capita cost of covered benefits has an effect on the amounts reported in the Corporation's consolidated financial statements. For example, a one percentage point increase in the assumed trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1998, by approximately $564,000 and the aggregate service and interest cost components of postretirement benefit expense for 1998 by approximately $71,000.

         SAVINGS PLANS The Corporation maintains a 401(k) savings plan for the benefit of substantially all of its employees. Employees may contribute up to a certain percentage of their compensation to the plan and the Corporation will match their contributions within certain limits. In addition, the employee may also receive discretionary profit sharing contributions from the Corporation. The Corporation provided matching and discretionary contributions of approximately $286,000, $248,000, and $181,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN The Corporation makes annual discretionary contributions to an Employee Stock Ownership Program ("ESOP") for the benefit of substantially all of its employees. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $286,000, $246,000, and $217,000 in ESOP-related compensation expense during the years ended December 31, 1998, 1997, and 1996, respectively.

         SUPPLEMENTAL PENSION PLAN The Corporation makes annual contributions to a supplemental pension plan for certain key members of management. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $203,000, $197,000, and $146,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

         STOCK INCENTIVE PLANS During 1989, 1992, and 1997, the Corporation adopted stock incentive plans designed to attract and retain qualified personnel in key management positions. In addition, during 1995 the Corporation assumed the stock incentive plan of a financial institution that was acquired by the Corporation. These plans provide for the grant of stock options, restricted stock, and stock appreciation rights. In general, stock options granted under these plans are exercisable at a price equal to the fair value of the stock on the date of the grant. Furthermore, the options are subject to three- to five-year graded vesting requirements and a maximum exercise period of ten years. These plans authorize the issuance of approximately 4.4 million shares in the aggregate, of which 1.3 million shares were unallocated as of December 31, 1998. Activity in these stock incentive plans for each of the three years ended December 31, 1998, 1997, and 1996, is summarized in the following paragraphs.

         Stock options outstanding at the beginning of each of the three preceding years were 1,674,056, 1,879,508, and 1,937,230, respectively. These options had weighted-average exercise prices of $3.07, $2.86, and $2.81, respectively. Stock options granted during these years were 309,000, 7,500, and 18,000, respectively, at weighted-average exercise prices of $14.77, $8.50, and $6.80, respectively. Stock options exercised during these years were 297,521, 211,170, and 60,466, respectively, at weighted-average exercise prices of $1.92, $1.34, and $2.04, respectively. Stock options outstanding at the end of each of the three preceding years were 1,685,535, 1,674,056, and 1,879,508, respectively. These options had weighted-average exercise prices of $5.42, $3.07, and $2.86, respectively. Of these options, 1,430,234, 1,527,488, and
1,528,824, respectively, were fully-vested and exercisable at weighted-average exercise prices of $3.81, $2.84, and $2.45, respectively. As of December 31, 1998, the exercise prices of options outstanding on that date ranged from $1.31 to $15.63 and had a weighted-average remaining life of 5.0 years. Within this range, 952,335 options had a weighted-average exercise price of $2.40 and a weighted-average remaining life of 3.0 years; 424,200 options had a weighted-average exercise price of $5.38 and a weighted-average remaining life of 6.5 years; and 309,000 shares had a weighted-average exercise price of $14.77 and a weighted average remaining life of 9.0 years. Expirations and forfeitures of stock options during the three years ended December 31, 1998, 1997, and 1996, were not material.

         During the year ended December 31, 1998, 112,002 shares of restricted stock were granted under the aforementioned plans at a weighted-average fair value of $15.48. No shares of restricted stock were granted in 1997 and 1996.

         During 1989 and 1992, the Corporation also adopted stock incentive plans designed to attract and retain qualified non-employee directors for the Corporation and its subsidiaries. Under both plans each director receives options to purchase 8,800 shares upon election or re-election to the Board of Directors. The stock options are exercisable at a price at least equal to the fair value of the stock on the date of grant and are fully-vested on the date of the grant. These plans have authorized the issuance of 672,942 shares in the aggregate, of which 224,146 shares were unallocated as of December 31, 1998. Activity in these stock incentive plans for each of the three years ended December 31, 1998, 1997, and 1996 is summarized in the following paragraph.

         Stock options outstanding at the beginning of each of the three preceding years were 227,766, 254,565, and 240,058, respectively. These options had weighted-average exercise prices of $3.89, $3.34, and $2.81, respectively. Stock options granted during these years were 26,400, 26,400, and 35,196, respectively at weighted-average exercise prices of $17.59, $8.96, and $7.05, respectively. Stock options exercised during these years were 35,200, 53,290, and 20,598, respectively, at weighted-average exercise prices of $1.31, $3.80, and $3.47, respectively. Finally, stock options outstanding at the end of December 31, 1998, were 218,966. These options had a weighted-average exercise price of $5.95, a range of exercise prices from $1.31 to $17.59, and a weighted-average remaining life of 5.0 years. Within this range, 122,166 had a weighted-average exercise price of $2.67 and a weighted-average remaining life of 2.8 years; 70,400 options had a weighted-average exercise price of $7.27 and a weighted-average remaining life of 7.2 years; and 26,400 shares had a weighted-average exercise price of $17.59 and a weighted average remaining life of 9.3 years. There were no expirations or forfeitures of stock options during these years.

         As described in Note 1, the Corporation has elected to provide pro forma disclosure of the effects of its stock incentive plans. If the Corporation had accounted for its stock incentive plans using the fair value method, the Corporation's pro forma net income would have been $18,428,000, $17,195,000, and $9,700,000 during the years ended December 31, 1998, 1997, and 1996, respectively. Pro forma diluted earnings per share would have been $0.93, $0.88, and $0.49 and pro forma basic earnings per share would have been $1.00, $0.94, and $0.51 during the same periods, respectively.

         The weighted-average fair value of the options granted in 1998, 1997, and 1996, were $5.25, $2.66, and $2.09, respectively. The fair values of these options were estimated as of the dates they were granted using a Black-

Scholes option pricing model. Weighted-average assumptions for 1998 were as follows: 5.0% risk-free interest rate, 2.0% dividend yield, 30% volatility, and a seven-year expected life. Weighted-average assumptions for periods prior to 1998 were as follows: 6.5% risk-free interest rate, 2.6% dividend yield, 30% volatility, and a seven-year expected life.


NOTE 10--COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

         OTHER COMMITMENTS AND CONTINGENCIES At December 31, 1998, the Corporation had commitments to originate mortgage loans at market terms aggregating approximately $24.0 million which expire on various dates in 1998. At December 31, 1998, the Corporation also had commitments to fund $34.7 million in additional proceeds on construction loans. As of the same date the Corporation had approximately $5.9 million in commitments outstanding under standby letters of credit and financial guarantees, as well as $8.9 million in commitments outstanding under unused home equity lines of credit. Furthermore, the Corporation had commitments to sell approximately $92.3 million in mortgage loans to FHLMC, FNMA, and the FHLB at various dates in 1999.

         At December 31, 1998, the Corporation had retained a small portion of the credit risk related to $235.6 million in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.


NOTE 11--STOCKHOLDERS' EQUITY

         PREFERRED STOCK The Corporation is authorized to issue up to 5,000,000 shares of preferred stock, $.10 par value per share, although no such stock was outstanding at December 31, 1998. The Board of Directors of the Corporation is authorized to establish the voting powers, designations, preferences, or other special rights of such shares and the qualifications, limitations, and restrictions thereof. The preferred stock may be issued in distinctly designated series, may be convertible to common stock, and may rank prior to the common stock in dividend rights, liquidation preferences, or both.

         SHAREHOLDERS' RIGHTS PLAN The Corporation's Board of Directors adopted a shareholders' rights plan (the "Rights Plan") in 1995. Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right on each outstanding share of common stock of the Corporation. However, the rights can only be exercised if a person or group acquires 20% or more of the common stock or announces a tender or exchange offer that would result in a 20% or greater position in the stock. Initially, each right will entitle shareholders to buy one one-hundredth share of the Corporation's preferred stock at a price of $50.00, subject to adjustment. Under certain circumstances, including the acquisition of beneficial ownership of 25% or more of the Corporation's common stock, holders of the Corporation's common stock, other than the acquirer, will be entitled to exercise the rights to purchase common stock from the Corporation having a value equal to two times the exercise price of the right. If the Corporation is acquired in a merger, share exchange, or other business combination in which the Corporation is not the survivor, after a person or group's acquisition of beneficial ownership of 20% or more of the common stock, rights holders will be entitled to purchase the acquirer's shares at a similar discount. Issuance of the rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the Corporation or its shareholders, and will not change the way in which the Corporation's shares are traded. The rights expire ten years for the adoption of the Rights Plan.

         STOCK REPURCHASE PLANS AND TREASURY STOCK In 1997 and 1996 the Corporation's Board of Directors authorized the repurchase of up to 919,052 and 984,000 shares of the Corporation's outstanding common stock, respectively. Under the plans, repurchases may be made from time-to-time in the open market during the ensuing twelve months as conditions permit (both plans were extended for an additional twelve months in January 1998 and the 1997 Plan was extended for additional twelve months in January 1999). Repurchased shares are held as treasury stock and are available for general corporate purposes.

         During 1998, 1997, and 1996, the Corporation repurchased 447,000, 264,000, and 1,394,400 shares under the 1997 and 1996 Plans, as well as a prior plan, which is no longer active. These shares were repurchased at an average cost of $16.46, $10.87, and $6.94 per share during 1998, 1997, and 1996, respectively. As of December 31, 1998, 519,152 shares remained to be purchased under the 1997 Plan and no shares remained under the 1996 Plan. On February 11, 1999, the Corporation completed the purchase of the remaining shares under the 1997 Plan.

         During 1998 and 1997, the Corporation reissued 426,775 and 240,330 shares of common stock out of treasury stock, respectively. These shares had an average cost basis of $12.84 and $10.64 per share, respectively. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation. The Corporation uses the "last-in/first-out" method to determine the cost basis of shares removed from treasury stock.

         DIVIDEND RESTRICTIONS The ability of the Corporation to pay dividends will depend primarily upon the receipt of dividends from the Bank. The Bank may not declare or pay a cash dividend without regulatory approval if such dividend would cause its net capital to be reduced below either the amount required for the liquidation account or the current risk-based capital requirements imposed by the OTS. The Bank is a "Tier 1" association under current OTS regulations. As such, the Bank's dividend payments are limited to 100% of its net income during the year plus an amount that would reduce by one-half its excess risk-based regulatory capital as of the beginning of the year, or 75% of its net income during the most recent four-quarter period, whichever is greater.

         REGULATORY CAPITAL REQUIREMENTS Financial institutions such as the Bank are subject to minimum regulatory capital requirements as specified in federal banking law and supporting regulations. Failure of a financial institution to meet such requirements may subject the institution to certain mandatory--and possibly discretionary--actions on the part of its regulators (referred to as "prompt corrective actions"). Such actions, if undertaken, could severely restrict the activities of the institution. During each of the years ended December 31, 1998 and 1997, the Bank's regulatory capital was sufficient for it to be classified as "adequately capitalized" under the prompt corrective action provisions of the federal banking law and supporting regulations. Accordingly, the Bank is not subject to prompt corrective actions by its regulators.

         The following table summarizes the Bank's current regulatory capital in both percentage and dollar terms as of December 31, 1998 and 1997. It also summarizes the minimum capital levels that must be maintained by the Bank for it to be classified as "adequately capitalized" and "well capitalized" under the prompt corrective action provisions of federal banking law and supporting regulations.



                                                                         MINIMUM REQUIREMENTS
                                                                        TO BE CLASSIFIED AS...
                                                               -----------------------------------


                                                                      ADEQUATELY             WELL
DECEMBER 31, 1998                                                    CAPITALIZED      CAPITALIZED           ACTUAL
-------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                       4.0%             5.0%            5.58%
Tier 1 risk-based capital ratio                                             4.0%             6.0%           10.03%
Total risk-based capital ratio                                              8.0%            10.0%           10.76%

Tier 1 leverage ratio capital                                        $70,797,000      $88,497,000      $98,745,000
Tier 1 risk-based capital                                             39,365,000       59,047,000       98,745,000
Total risk-based capital                                              78,730,000       98,412,000      105,928,000
------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                       4.0%             5.0%            6.39%
Tier 1 risk-based capital ratio                                             4.0%             6.0%           11.45%
Total risk-based capital ratio                                              8.0%            10.0%           12.23%

Tier 1 leverage ratio capital                                        $61,625,000      $77,031,000      $98,430,000
Tier 1 risk-based capital                                             34,394,000       51,591,000       98,430,000
Total risk-based capital                                              68,788,000       85,985,000      105,193,000
------------------------------------------------------------------------------------------------------------------

NOTE 12--FAIR VALUES OF FINANCIAL INSTRUMENTS

         Fair values of financial instruments as of December 31 are as follows:


                                                                      1998                           1997
---------------------------------------------------------------------------------------------------------------------
                                                       CARRYING VALUE      FAIR VALUE   CARRYING VALUE    FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
Financial assets:
Cash and due from banks                                   $43,642,705     $43,642,705    $29,939,484     $29,939,484
Interest-bearing deposits with banks                       96,549,775      96,549,775      7,113,756       7,113,756
Investment securities available for sale                                                  21,376,678      21,376,678
                                                                    -               -
Mortgage-backed and related securities:
  Available for sale                                      204,108,879     204,108,879     47,895,297      47,895,297
  Held for investment                                     102,500,238     102,908,423    124,335,969     123,613,629
Loans held for sale                                        72,002,437      73,600,000     45,576,945      46,600,000
Loans held for investment, gross                        1,183,600,073   1,190,000,000  1,200,956,912   1,211,000,000
Federal Home Loan Bank stock                               12,485,500      12,485,500     13,811,300      13,811,300
Accrued interest receivable                                13,888,538      13,888,538     11,547,757      11,547,757
Mortgage servicing rights                                  21,103,459      21,103,459     16,290,903      16,290,903

Financial liabilities:
Deposit liabilities                                    $1,460,135,660  $1,466,000,000 $1,146,533,896  $1,149,000,000
Federal Home Loan Bank advances and other borrowings      189,777,984     190,000,000    275,778,770     276,000,000
Advance payments by borrowers for taxes and insurance       1,762,190       1,762,190      3,872,764       3,872,764
Accrued interest payable                                    1,947,823       1,947,823      2,030,153       2,030,153
--------------------------------------------------------------------------------------------------------------------

         Refer to Note 1 for the methods and assumptions used by the Corporation in estimating the fair value of financial instruments. The carrying value shown for loans held for investment excludes the impact of the Corporation's allowance for loan losses.


NOTE 13--SEGMENT INFORMATION

         DIVISIONS AND PROFIT CENTERS The Bank has six operating divisions: (i) executive, (ii) finance and administration, (iii) human resources, (iv) residential lending, (v) commercial real estate lending, and (vi) retail banking. Each division is headed by an executive officer that reports directly to the president of the Bank. The last three divisions contain the Bank's profit centers for segment reporting purposes. These divisions are primarily involved in the delivery of financial products and services to the Bank's deposit and loan customers. The remaining divisions consist principally of support departments.

         Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Bank for investment purposes (loans held for sale are included in the mortgage banking profit center). Commercial real estate lending is a single profit center for segment reporting purposes. It consists of the Bank's portfolio of multi-family and commercial mortgage loans, as well as functions related to the origination and servicing of such loans. Retail banking is divided into two profit centers for segment reporting purposes: (i) a consumer lending portfolio, which consists of the Bank's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans and (ii) an education loan portfolio, which also includes functions related to the origination and servicing of the loans. The Bank's retail branch network, which delivers checking, savings, and other deposit-related products and services to customers, is also part of retail banking, but is considered a support department for segment reporting purposes, as more fully described in a subsequent paragraph. Finally, the Bank's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. Personnel in finance and administration manage this portfolio.

         MEASUREMENT OF SEGMENT PROFIT (LOSS) Management evaluates the after-tax performance of the Bank's profit centers as if each center were a separate entity--each with its own earning assets, actual and/or allocated non-earning assets, and allocated funding resources. Each profit center has its own interest income, non-interest income, and non-interest expense as captured by the Bank's accounting systems. Interest expense is allocated to each profit center according to its use of the Bank's funding sources, which consist primarily of deposit liabilities, FHLB advances, and equity. In general, all funding sources are allocated proportionately to each profit center. However, in certain instances specific liabilities may be matched against specific assets of profit centers.

         The net cost of operating the Bank's support departments is allocated to the Bank's profit centers and to the retail banking network using a variety of methods deemed appropriate by management. In general, these net costs are included in the non-interest expense of each profit center, to include the retail banking network. In addition, certain allocations of revenues and expenses are made between profit centers when they perform services for each other.

         The Bank's retail branch network is considered a support department center for segment reporting purposes. Retail banking fees and revenues are deducted from the non-interest expense of operating the network (to include an allocation of net costs from the Bank's other support departments) to arrive at net cost for the branch network. This net cost is then allocated to each profit center based on its use of deposit liabilities to fund its operations. This amount is reported as "net cost to acquire and maintain deposit liabilities" and is included as an adjustment to the net interest income of each profit center.

         For segment reporting purposes, management makes certain non-GAAP adjustments and reclassifications to the earnings, assets, and equity of the Bank that, in management's judgement, more fairly reflect the performance and/or financial condition of certain of the Bank's profit centers. Following is a description of the more significant adjustments:

                  INTEREST INCOME AND EXPENSE Interest income is credited to the mortgage banking profit center for implied earnings on non-interest-bearing liabilities such as custodial and escrow accounts. The offsetting interest expense is charged to each profit center according to their use of these funding sources, as previously described. Fee income from customers that make their monthly loan payments late ("late charges") is reclassified from interest income to non-interest income in the mortgage banking profit center.

                  LOAN ORIGINATION FEES AND COSTS In accordance with GAAP, origination fees earned on residential loans held for investment are deferred and amortized over the expected life of the loans, as are the direct costs to originate the loans. In general, these deferrals and their subsequent amortization are disregarded for segment reporting purposes. As a result, the mortgage banking cost center receives revenue for loans that it originates for the portfolio of residential loans held for investment, as well as a full charge for the costs to originate the loans. These fees and costs are in addition to the fees it receives and the costs it incurs on loans originated for sale in the secondary market, which are included in current earnings under GAAP.

                  MORTGAGE SERVICING RIGHTS In accordance with GAAP, mortgage servicing rights are not recorded on residential loans held for investment. However, for segment reporting purposes, the mortgage banking profit center receives an income allocation for the origination of such loans, which represents the estimated value of the mortgage servicing rights. This allocation is in addition to the gain from mortgage servicing rights that is recorded on loans sold in the secondary market, as permitted under GAAP. The amortization of the mortgage servicing rights created by this allocation is charged-back to the mortgage banking profit center over the estimated life of the loans.

                  LOAN SERVICING FEES In accordance with GAAP, loan servicing fee income is not recorded on loans held for investment. However, for segment reporting purposes, the mortgage banking profit center receives an income allocation for the services it performs for the Bank's residential, commercial real estate, and consumer loan portfolios. This allocation is in addition to the service fee income that the profit center receives on loans serviced for third-parties, as recorded in the Bank's Consolidated Statement of Operations. The aforementioned loan portfolios are charged with the offsetting servicing cost.

                  PROVISION FOR LOAN AND REAL ESTATE LOSSES For segment reporting purposes, the Bank disregards provisions for loan and real estate losses recorded under GAAP. Rather, actual charge-off (recovery) activity is charged (credited) to each profit center in the period it occurs.

                  INTANGIBLE ASSETS The amortization of goodwill and certain other intangible assets is disregarded for segment reporting purposes.

                  INCOME TAXES in general, a standard income tax rate of approximately 41% is used for segment reporting purposes. However, the income tax benefit associated with assets held in Nevada by FCHI, the Bank's wholly-owned investment subsidiary, is allocated to the profit centers that own such assets. This results in a lower effective income tax rate, or even a negative rate, for such profit centers. During the years ended December 31, 1997 and 1996, the investment and mortgage-related securities profit center was the only segment that held assets in Nevada. During the year ended December 31, 1998, this segment, as well as the residential loan portfolio, held assets in Nevada.

                  NON-GAAP ADJUSTMENTS TO ASSETS AND EQUITY Allowances for losses on loans and real estate and security valuation allowances are added to and/or excluded from assets of the profit centers. In addition, an estimated value for mortgage servicing rights not recorded under GAAP is estimated and added to the assets of the mortgage banking profit center. For each of these adjustments, a corresponding amount is added to or excluded from equity prior to the proportionate allocation of equity to the profit centers, as previously described. The amount added to or excluded from equity is net of the estimated income tax effect.

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following tables contain profit (loss) statements for each of the Bank's reportable segments for the years ended December 31, 1998, 1997, and 1996 (1997 is presented on both pages to facilitate its comparison with 1998 and 1996). In addition to the after-tax performance of profit centers, management of the Bank closely monitors the net cost to acquire and maintain deposit liabilities (as defined elsewhere in this footnote). The net cost to acquire and maintain deposit liabilities was 1.32%, 1.35%, and 1.52% of average deposit liabilities outstanding during the years ended December 31, 1998, 1997, and 1996, respectively.

                                                        LOANS HELD FOR INVESTMENT
                                            ---------------------------------------------------                INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS    MORTGAGE                     COMMERCIAL                                    & MORTGAGE
YEAR ENDED DECEMBER 31, 1998         BANKING     RESIDENTIAL     REAL ESTATE    CONSUMER       EDUCATION       SECURITIES
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------
Interest income                 $  4,503,290    $ 33,496,128   $ 25,066,823   $ 18,321,380   $ 13,501,027    $ 23,198,449
Interest expense                   4,617,955      20,614,365     14,031,760     10,076,044      7,316,551      17,605,864
Net cost to acquire and
  maintain deposit
  liabilities                        547,379       4,332,138      3,635,592      2,612,673      2,077,845       3,118,890
-------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)
  before charge-offs                (662,044)      8,549,625      7,399,471      5,632,663      4,106,631       2,473,695
Net loan charge-offs
(recoveries)                              --          17,082        203,379        274,597         32,515              --
-------------------------------------------------------------------------------------------------------------------------
 Net interest income (expense)      (662,044)      8,532,543      7,196,092      5,358,066      4,074,116       2,473,695
Non-interest income               22,060,254              --         55,367      1,036,406         95,122              --
Non-interest expense              13,141,292       1,877,465      1,415,221      1,793,030        818,311         177,015
-------------------------------------------------------------------------------------------------------------------------
Profit (loss) before taxes         8,256,918       6,655,078      5,836,238      4,601,442      3,350,927       2,296,680
Income tax expense (benefit)       3,347,355       2,530,646      2,366,011      1,865,425      1,358,466         (45,191)
-------------------------------------------------------------------------------------------------------------------------
Segment profit (loss)           $  4,909,563    $  4,124,432   $  3,470,227   $  2,736,017   $  1,992,461    $  2,341,871
=========================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
-------------------------------------------------------------------------------------------------------------------------
Average assets                  $     98,039    $    460,016   $    310,633   $    223,066   $    177,403    $    374,527
=========================================================================================================================
Total assets at end of period   $     90,536    $    499,930   $    342,434   $    238,889   $    192,224    $    426,793
=========================================================================================================================

                                                   SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS       OTHER    DEPARTMENT          NON-GAAP
YEAR ENDED DECEMBER 31, 1998        SEGMENTS   ALLOCATIONS       ADJUSTMENTS      CONSOLIDATED
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Interest income                          --            --       $   580,771 (1)  $ 118,667,868
Interest expense                  $  75,070            --        (2,880,415)(1)     71,457,194
Net cost to acquire and
  maintain deposit
  liabilities                         8,242   (16,332,759)               --                 --
----------------------------------------------------------------------------------------------
Net interest income (expense)
  before charge-offs                (83,312)   16,332,759         3,461,186         47,210,674
Net loan charge-offs
  (recoveries)                           --            --          (234,461)           293,112
----------------------------------------------------------------------------------------------
 Net interest income (expense)      (83,312)   16,332,759         3,695,647         46,917,562
Non-interest income               1,432,728    15,254,216        (8,574,023)        31,360,070
Non-interest expense                326,783    31,586,975        (3,539,569)        47,596,523
----------------------------------------------------------------------------------------------
 Profit (loss) before taxes       1,022,633            --        (1,338,807)        30,681,109
Income tax expense (benefit)        698,577            --          (864,314)        11,256,975
----------------------------------------------------------------------------------------------
Segment profit (loss)            $  324,056     ($474,493)      $19,424,134
==============================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
----------------------------------------------------------------------------------------------
Average assets                   $      704            --          ($10,354)(4)  $   1,634,034
==============================================================================================
Total assets at end of period    $    1,241            --          ($ 5,543)(4)  $   1,786,504
==============================================================================================


                                                          LOANS HELD FOR INVESTMENT
                                              ---------------------------------------------------                INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS    MORTGAGE                     COMMERCIAL                                      & MORTGAGE
YEAR ENDED DECEMBER 31, 1997         BANKING     RESIDENTIAL     REAL ESTATE    CONSUMER       EDUCATION         SECURITIES
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Interest income                 $  1,521,194    $ 46,009,725     $21,746,184     $16,552,232    $11,676,426     $17,034,661
Interest expense                   2,393,024      28,685,579      11,808,145       8,905,641      6,430,163      13,631,493
Net cost to acquire and
  maintain deposit
  liabilities                        398,387       4,703,759       3,152,711       2,381,416      1,831,784       1,856,314
---------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)
  before charge-offs              (1,270,217)     12,620,387       6,785,328       5,265,175      3,414,479       1,546,854
Net loan charge-offs (recoveries)         --         (59,742)        (15,303)        511,964         18,869              --
---------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)     (1,270,217)     12,680,129       6,800,631       4,753,211      3,395,610       1,546,854
Non-interest income               16,393,361         452,243          52,531       1,037,696         12,765        (725,142)
Non-interest expense               9,471,294       2,671,899         982,650       1,513,641        782,369         156,692
---------------------------------------------------------------------------------------------------------------------------
Profit (loss) before taxes         5,651,850      10,460,473       5,870,512       4,277,266      2,626,006         665,020
Income tax expense (benefit)       2,291,260       4,240,676       2,379,905       1,734,003      1,064,583        (337,107)
---------------------------------------------------------------------------------------------------------------------------
Segment profit (loss)           $  3,360,590    $  6,219,797     $ 3,490,607     $ 2,543,263   $  1,561,423     $ 1,002,127
===========================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------
Average assets                  $     51,239    $    607,651    $    261,025    $    196,881   $    151,441    $    282,797
===========================================================================================================================
Total assets at end of period   $     68,541    $    598,619    $    280,604    $    215,218   $    167,507    $    223,665
===========================================================================================================================

                                                   SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS       OTHER    DEPARTMENT          NON-GAAP
YEAR ENDED DECEMBER 31, 1998        SEGMENTS   ALLOCATIONS       ADJUSTMENTS      CONSOLIDATED
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
Interest income                          --            --          435,834(1)    $ 114,976,256
Interest expense                $   270,017            --       (1,859,005)         70,265,057
Net cost to acquire and
  maintain deposit
  liabilities                         9,250   (14,333,621)              --                  --
----------------------------------------------------------------------------------------------
Net interest income (expense)
  before charge-offs               (279,267)   14,333,621        2,294,839          44,711,199
Net loan charge-offs
  (recoveries)                           --            --           83,169             538,957
----------------------------------------------------------------------------------------------
  Net interest income (expense)    (279,267)   14,333,621        2,211,670          44,172,242
Non-interest income                  (8,835)   12,071,266       (4,992,200)         24,293,685
Non-interest expense                379,362    26,404,887       (2,165,742)         40,197,052
----------------------------------------------------------------------------------------------
  Profit (loss) before taxes       (667,464)           --         (614,788)         28,268,875
Income tax expense (benefit)       (214,727)           --         (280,081)         10,878,512
----------------------------------------------------------------------------------------------
Segment profit (loss)             ($452,737)           --       ($ 334,707)      $  17,390,363
==============================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
----------------------------------------------------------------------------------------------
Average assets                  $       612            --       ($  12,208)(4)   $   1,539,438
==============================================================================================
Total assets at end of period   $       571            --       ($  10,431)(4)   $   1,544,294
==============================================================================================

(1) Consists principally of interest income and expense adjustments related to late charges and implied earnings on custodial and escrow accounts.

(2) In general, the Corporation records actual loan and real estate charge-off (recovery) activity against each profit center for segment reporting purposes.

(3) Consists principally of non-GAAP adjustments related to loan origination fees and costs, mortgage servicing rights, and loan servicing fees. The offsets for the adjustments described in (1), above, are also include in non-interest income.

(4) Consists of allowances for loss on loans and real estate and security valuation allowances that are disregarded for segment reporting purposes. Also includes mortgage servicing rights that are not recorded under GAAP, but are recorded for segment reporting purposes.

                                                                LOANS HELD FOR INVESTMENT
                                                  ---------------------------------------------------          INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS    MORTGAGE                       COMMERCIAL                                  & MORTGAGE
YEAR ENDED DECEMBER 31, 1997         BANKING      RESIDENTIAL     REAL ESTATE     CONSUMER      EDUCATION      SECURITIES
---------------------------------------------------------------------------------------------------------------------------
Interest income                 $  1,521,194    $ 46,009,725     $21,746,184     $16,552,232    $11,676,426     $17,034,661
Interest expense                   2,393,024      28,685,579      11,808,145       8,905,641      6,430,163      13,631,493
Net cost to acquire and
  maintain deposit
  liabilities                        398,387       4,703,759       3,152,711       2,381,416      1,831,784       1,856,314
---------------------------------------------------------------------------------------------------------------------------
 Net interest income (expense)
  before charge-offs              (1,270,217)     12,620,387       6,785,328       5,265,175      3,414,479       1,546,854
Net loan charge-offs
  (recoveries)                            --         (59,742)        (15,303)        511,964         18,869              --
---------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)   (1,270,217)     12,680,129       6,800,631       4,753,211      3,395,610       1,546,854
Non-interest income               16,393,361         452,243          52,531       1,037,696         12,765        (725,142)
Non-interest expense               9,471,294       2,671,899         982,650       1,513,641        782,369         156,692
---------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes       5,651,850      10,460,473       5,870,512       4,277,266      2,626,006         665,020
Income tax expense (benefit)       2,291,260       4,240,676       2,379,905       1,734,003      1,064,583        (337,107)
---------------------------------------------------------------------------------------------------------------------------
Segment profit (loss)           $  3,360,590    $  6,219,797    $  3,490,607    $  2,543,263   $  1,561,423    $  1,002,127
===========================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------
Average assets                  $     51,239    $    607,651    $    261,025    $    196,881   $    151,441    $    282,797
===========================================================================================================================
Total assets at end of period   $     68,541    $    598,619    $    280,604    $    215,218   $    167,507    $    223,665
===========================================================================================================================



                                                    SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS       OTHER     DEPARTMENT       NON-GAAP
YEAR ENDED DECEMBER 31, 1997        SEGMENTS    ALLOCATIONS    ADJUSTMENTS       CONSOLIDATED
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
 Interest income                          --             --       $435,834(1)    $114,976,256
 Interest expense                   $270,017             --     (1,859,005)(1)     70,265,057
 Net cost to acquire and
   maintain deposit
   liabilities                         9,250    (14,333,621)            --                --
-------------------------------------------------------------------------------------------------------
  Net interest income (expense)
   before charge-offs               (279,267)    14,333,621      2,294,839        44,711,199
 Net loan charge-offs
(recoveries)                              --             --         83,169(2)        538,957
-------------------------------------------------------------------------------------------------------
   Net interest income (expense)    (279,267)    14,333,621      2,211,670        44,172,242
 Non-interest income                  (8,835)    12,071,266     (4,992,200)(3)    24,293,685
 Non-interest expense                379,362     26,404,887     (2,165,742)(3)    40,197,052
-------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes       (667,464)            --       (614,788)       28,268,875
 Income tax expense (benefit)       (214,727)            --       (280,081)       10,878,512
-------------------------------------------------------------------------------------------------------
   Segment profit (loss)           ($452,737)            --      ($334,707)      $17,390,363
=======================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
-------------------------------------------------------------------------------------------------------
 Average assets                         $612             --       ($12,208)(4)    $1,539,438
=======================================================================================================
 Total assets at end of period          $571             --       ($10,431)(4)    $1,544,294
=======================================================================================================


                                                                LOANS HELD FOR INVESTMENT
                                                    ---------------------------------------------------        INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS    MORTGAGE                       COMMERCIAL                                  & MORTGAGE
YEAR ENDED DECEMBER 31, 1996         BANKING      RESIDENTIAL     REAL ESTATE     CONSUMER      EDUCATION      SECURITIES
---------------------------------------------------------------------------------------------------------------------------
Interest income                 $  1,352,606    $ 39,998,430     $18,252,099    $13,632,264    $ 9,631,434     $20,190,817
Interest expense                   2,201,321      24,569,269       9,799,341      7,149,947      5,158,411      16,166,190
Net cost to acquire and
  maintain deposit
  liabilities                        425,758       5,213,286       2,905,860      2,176,843      1,677,133       2,381,663
---------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)
  before charge-offs              (1,274,473)     10,215,875       5,546,898      4,305,474      2,795,890       1,642,964
Net loan charge-offs
  (recoveries)                            --         (10,240)             --        289,061          8,693              --
---------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)   (1,274,473)     10,226,115       5,546,898      4,016,413      2,787,197       1,642,964
Non-interest income               15,611,604              --          73,386        672,597         13,172        (311,151)
Non-interest expense               9,206,267       2,389,900         876,791      1,775,187        898,857         180,534
---------------------------------------------------------------------------------------------------------------------------
Profit (loss) before taxes         5,130,864       7,836,215       4,743,493      2,913,823      1,901,512       1,151,279
Income tax expense (benefit)       2,080,052       3,176,801       1,923,012      1,181,264        770,873        (228,627)
---------------------------------------------------------------------------------------------------------------------------
Segment profit (loss)           $  3,050,812    $  4,659,414    $  2,820,481   $  1,732,559   $  1,130,639    $  1,379,906
===========================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------
Average assets                  $     47,689    $    535,226    $    218,295   $    160,494   $    123,652    $    340,611
===========================================================================================================================
Total assets at end of period                                 Segment information not available
===========================================================================================================================



                                                    SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS       OTHER     DEPARTMENT       NON-GAAP
YEAR ENDED DECEMBER 31, 1997        SEGMENTS    ALLOCATIONS    ADJUSTMENTS       CONSOLIDATED
-------------------------------------------------------------------------------------------------------
 Interest income                          --             --       $919,347(1)    $103,976,997
 Interest expense                   $312,685             --     (1,673,501)(1)     63,683,663
 Net cost to acquire and
  maintain deposit
  liabilities                         26,204    (14,806,747)            --                 --
-------------------------------------------------------------------------------------------------------
 Net interest income (expense)
  before charge-offs                (338,889)    14,806,747      2,592,848         40,293,334
 Net loan charge-offs
(recoveries)                              --             --       (287,514)(2)             --
-------------------------------------------------------------------------------------------------------
 Net interest income (expense)      (338,889)    14,806,747      2,880,362         40,293,334
 Non-interest income                  44,007     10,200,669     (6,473,112)(3)     19,831,172
 Non-interest expense                286,790     25,007,416      3,622,985(3)      44,244,727
-------------------------------------------------------------------------------------------------------
 Profit (loss) before taxes         (581,672)            --     (7,215,735)        15,879,779
 Income tax expense (benefit)       (182,420)            --     (2,915,093)         5,805,862
-------------------------------------------------------------------------------------------------------
 Segment profit (loss)             ($399,252)            --    ($4,300,642)       $10,073,917
=======================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
-------------------------------------------------------------------------------------------------------
 Average assets                       $1,932             --       ($16,120)(4)     $1,411,779
=======================================================================================================
 Total assets at end of period                                                     $1,515,413
=======================================================================================================


(1) Consists principally of interest income and expense adjustments related to late charges and implied earnings on custodial and escrow accounts.

(2) In general, the Corporation records actual loan and real estate charge-off (recovery) activity against each profit center for segment reporting purposes.

(3) Consists principally of non-GAAP adjustments related to loan origination fees and costs, mortgage servicing rights, and loan servicing fees. 1996 also includes the FDIC special assessment ($5.9 million). The offsets for the adjustments described in (1), above, are also include in non-interest income.

(4) Consists of allowances for loss on loans and real estate and security valuation allowances that are disregarded for segment reporting purposes. Also includes mortgage servicing rights that are not recorded under GAAP, but are recorded for segment reporting purposes.

NOTE 14--PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                                                                DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION:                                              1998             1997
-------------------------------------------------------------------------------------------------------------------
Cash in bank                                                                           $3,047,526         $405,267
Interest-bearing deposits with subsidiary bank                                                 --        2,757,648
Investment in subsidiary                                                              122,446,917      108,994,270
Other assets                                                                              155,314          236,485
-------------------------------------------------------------------------------------------------------------------
  Total assets                                                                       $125,649,757     $112,393,670
===================================================================================================================
Other borrowings                                                                       $2,950,000       $3,000,000
Other liabilities                                                                          15,110           32,324
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                     2,965,110        3,032,324
-------------------------------------------------------------------------------------------------------------------
Common stock                                                                            1,994,163          997,082
Additional paid-in capital                                                             34,540,065       35,537,146
Retained earnings                                                                      97,291,806       84,548,291
Treasury stock, at cost                                                               (12,722,834)     (10,845,168)
Unearned restricted stock                                                              (1,256,266)        (211,006)
Non-owner adjustments to equity, net                                                    2,837,713         (664,999)
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                          122,684,647      109,361,346
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                         $125,649,757     $112,393,670
===================================================================================================================

                                                                                  YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS:                                         1998             1997             1996
-------------------------------------------------------------------------------------------------------------------
Other income                                                             $78,434          $67,605         $133,581
Other expense                                                            522,190          743,276          693,068
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
  Loss before income taxes and equity in earnings of subsidiary         (443,756)        (675,671)        (559,487)
Income tax benefit                                                       155,314          236,485          195,820
-------------------------------------------------------------------------------------------------------------------
  Loss before equity in earnings of subsidiary                          (288,442)        (439,186)        (363,667)
Equity in earnings of subsidiary                                      19,712,576       17,829,549       10,437,584
-------------------------------------------------------------------------------------------------------------------
  Net income                                                         $19,424,134      $17,390,363      $10,073,917
===================================================================================================================

                                                                                   YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS:                                         1998             1997             1996
-------------------------------------------------------------------------------------------------------------------
Net income                                                           $19,424,134      $17,390,363      $10,073,917
Equity in earnings of subsidiary                                     (19,712,576)     (17,829,549)     (10,437,584)
Other accruals and prepaids                                              (17,214)         (70,781)         (76,583)
-------------------------------------------------------------------------------------------------------------------
  Net cash used by operations                                          (305,656)        (509,967)        (440,250)
-------------------------------------------------------------------------------------------------------------------
Decrease (increase) in interest-bearing deposits with
subsidiary bank                                                        2,757,648        (341,769)        4,449,181
Dividends received from subsidiary                                    11,500,000        9,500,000        8,000,000
Other, net                                                                81,171               --           (3,200)
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                           14,338,819        9,158,231       12,445,981
-------------------------------------------------------------------------------------------------------------------
Proceeds from sale of common stock                                       328,958          484,179          194,225
Increase (decrease) in other borrowings                                  (50,000)      (2,000,000)       1,000,000
Dividends paid to shareholders                                        (5,001,135)      (4,283,617)      (3,874,954)
Purchase of treasury stock                                            (7,356,875)      (2,868,938)      (9,674,875)
Other, net                                                               688,148          203,386          238,637
-------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities                             (11,390,904)      (8,464,990)     (12,116,967)
-------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash in bank                              2,642,259          183,274        (111,236)
Cash at beginning of period                                              405,267          221,993          333,229
-------------------------------------------------------------------------------------------------------------------
  Cash in bank at end of period                                       $3,047,526         $405,267         $221,993
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

         The Corporation assessed its internal control system as of December 31, 1998, in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Corporation believes that, as of December 31, 1998, its system of internal control over the preparation of its published annual and interim financial statements met those criteria.



/s/Thomas W. Schini                 /s/Jack C. Rusch                           /s/Michael W. Dosland
Thomas W. Schini                    Jack C. Rusch                              Michael W. Dosland
Chairman of the Board and           Executive Vice President and               Vice President and Controller
Chief Executive Officer             Chief Financial Officer


REPORT OF INDEPENDENT AUDITORS

         We have audited the accompanying consolidated statements of financial condition of First Federal Capital Corp as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Federal Capital Corp at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                              Ernst & Young LLP
Milwaukee, Wisconsin
January 22, 1999

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

                                                DEC.   SEPT.     JUNE    MARCH     DEC.    SEPT.     JUNE    MARCH
Dollars in thousands, except for per share      1998    1998     1998     1998     1997     1997     1997     1997
amounts
-------------------------------------------------------------------------------------------------------------------
Interest on loans                            $24,598 $21,837  $23,252  $25,783  $25,349  $25,138  $24,153  $23,302
Interest on mortgage-backed and related        5,745   6,334    3,846    2,617    2,817    2,965    3,128    3,215
securities
Interest and dividends on investments          1,018     819    1,587    1,232      889    1,245    1,335    1,440
-------------------------------------------------------------------------------------------------------------------
  Total interest income                       31,361  28,990   28,685   29,632   29,055   29,347   28,617   27,956
-------------------------------------------------------------------------------------------------------------------
Interest on deposits                          15,965  15,215   14,473   13,769   13,718   13,076   12,377   11,978
Interest on borrowings                         3,128   2,224    2,734    3,950    3,924    4,929    5,090    5,172
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                      19,093  17,439   17,207   17,718   17,643   18,005   17,467   17,150
-------------------------------------------------------------------------------------------------------------------
  Net interest income                         12,269  11,551   11,478   11,914   11,413   11,342   11,150   10,806
Provision for loan losses                         88      63       89       53      164      123      132      121
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision         12,181  11,488   11,389   11,861   11,249   11,220   11,019   10,685
-------------------------------------------------------------------------------------------------------------------
Gain on sale of loans                          5,849   3,499    3,761    3,820    2,155    2,438      992      789
Gain (loss) on sale of investments               343       -        -        -        -    (628)     (43)     (55)
Other non-interest income                      2,987   4,375    3,731    2,996    4,859    4,691    4,676    4,364
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                    9,179   7,874    7,492    6,816    7,014    6,501    5,625    5,153
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                  13,386  11,961   11,347   10,902   10,603   10,134    9,747    9,712
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                   7,974   7,400    7,534    7,775    7,660    7,587    6,897    6,125
Income tax expense                             2,818   2,628    2,836    2,976    2,927    2,896    2,688    2,367
-------------------------------------------------------------------------------------------------------------------
  Net Income                                  $5,155  $4,772   $4,698   $4,799   $4,733   $4,691   $4,209   $3,758
===================================================================================================================

Diluted earnings per share                     $0.26   $0.24    $0.24    $0.24    $0.24    $0.24    $0.21    $0.19
===================================================================================================================
Dividends paid per share                      $0.070  $0.070   $0.070   $0.060   $0.060   $0.060   $0.060   $0.053
===================================================================================================================
Stock price at end of period                  $16.38  $14.50   $17.94   $16.50   $16.94   $14.50   $12.25    $9.34
===================================================================================================================
High stock price during period                $16.50  $18.38   $18.25   $16.94   $17.00   $14.50   $12.25    $9.84
===================================================================================================================
Low stock price during period                 $12.00  $13.00   $15.72   $14.25   $12.50   $11.50    $8.42    $7.84
===================================================================================================================

Note: per share data and historical stock prices have been adjusted for a 3-for-2 stock split on June 12, 1997, and a 2-for-1 stock split on June 11, 1998.



ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from the sections entitled "Matters to be Voted on at the Annual Meeting--Matter 1. Election of Directors" and "Executive Officers Who Are Not Directors" in the definitive proxy statement of the Corporation dated March 19, 1999.


ITEM 11--EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from the section entitled "Compensation of Executive Officers and Directors" in the definitive proxy statement of the Corporation dated March 19, 1999.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from the section entitled "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the definitive proxy statement of the Corporation dated March 19, 1999.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from the section entitled "Indebtedness of Management and Certain Transactions" in the definitive proxy statement of the Corporation dated March 19, 1999.


                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) The following financial statements are included herein under Part II, Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Condition at December 31, 1998 and 1997

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

Notes to Audited Consolidated Financial Statements

Report of Management

Report of Independent Auditors

(2) All financial statement schedules required under this item are omitted because the required information is either not applicable or the required information is included in the Audited Consolidated Financial Statements or in the notes thereto.

(3) Exhibit Index.

No.     Exhibit Description

3.1     Articles of Incorporation (1)
3.2     Bylaws, as amended (9)
4.1     Specimen stock certificate (1)
4.2     Rights Agreement, dated as of January 24, 1995 (1)
10.1    1989 Stock Incentive Plan (1)
10.2    1989 Directors' Stock Option Plan, as amended (2)
10.3    1992 Stock Incentive Plan (3)
10.4    1992 Stock Option and Incentive Plan (3)
10.5    Rock Financial Corp. 1992 Stock Option and Incentive Plan (4)
10.6    1997 Stock Option and Incentive Plan (9)
10.7    Employee Stock Ownership Plan (1)
10.8    Employment agreements between the Bank and the following executive officers:
         a) Thomas W. Schini (5)
         b) Bradford R. Price (1)
         c) Jack C. Rusch (1)
         d) Joseph M. Konradt (7)
         e) Milne J. Duncan (1)
         f) Robert P. Abell (1)
         g) Jeffrey J. Johnson (6)
10.9    Employment agreement between the Bank and John T. Bennett (6)
10.10   First Federal of La Crosse Directors' Deferred Compensation Plan (1)
10.11   First Federal of La Crosse Annual Incentive Bonus Plan (1)
10.12   First Federal of La Crosse Incentive Bonus Plan for Group Life Insurance
        (1)
10.13   First Federal of Madison Deferred Compensation Plan for Directors (1)
11.1 Computation of Earnings Per Share--Reference is made to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"
13.1    1998 President's Message (8)
21.1 Subsidiaries of the Registrant--Reference is made to Part I, Item 1, "Business--Subsidiaries"
23.1    Consent of Ernst & Young LLP (7)
27.1    Financial Data Schedule (7)
99.1    1998 Proxy Statement (7)

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

(9) Incorporated herein by reference to the exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 20, 1998.

(b) The Corporation filed no reports on Form 8-K during the fourth quarter of 1998.

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

                                                  FIRST FEDERAL CAPITAL CORP

February 28, 1999                                 By: /s/Thomas W. Schini
                                                  Thomas W. Schini
                                                  President, Chairman of
                                                  the Board, and Chief
                                                  Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas W. Schini                                           February 28, 1999
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
 (principal executive officer)


/s/ Dale A. Nordeen                                            February 28, 1999
Dale A. Nordeen
Vice Chairman of the Board


/s/ Marjorie A. Davenport                                      February 28, 1999
Marjorie A. Davenport
Director


/s/ Henry C. Funk                                              February 28, 1999
Henry C. Funk
Director


/s/ John F. Leinfelder                                         February 28, 1999
John F. Leinfelder
Director


/s/ Richard T. Lommen                                          February 28, 1999
Richard T. Lommen
Director


/s/ Patrick J. Luby                                            February 28, 1999
Patrick J. Luby
Director

/s/ David C. Mebane                                            February 28, 1999
David C. Mebane
Director


/s/ Phillip J. Quillin                                         February 28, 1999
Phillip J. Quillin
Director


/s/ Don P. Rundle                                              February 28, 1999
Don P. Rundle
Director


/s/ Jack C. Rusch                                              February 28, 1999
Jack C. Rusch
Executive Vice President and
Chief Financial Officer
 (principal financial officer)


/s/ Michael W. Dosland                                         February 28, 1999
Michael W. Dosland
Vice president and Controller
 (principal accounting officer)