Form 10-Q
period 1999-03-31
FIRST FEDERAL CAPITAL CORP
filed 1999-05-13
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended...................................MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to............................

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

Class: COMMON STOCK--$.10 PAR VALUE Outstanding as of May 7, 1999: 18,138,885 (EXCLUDES 1,802,745 SHARES HELD AS TREASURY STOCK)

                           FORM 10-Q TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION                                                                     Page

             Item 1--Financial Statements ...........................................................2

             Item 2--Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.....................................................................10


PART II  OTHER INFORMATION

             Item 1--Legal Proceedings..............................................................19

             Item 2--Changes in Securities..........................................................19

             Item 3--Defaults Upon Senior Securites.................................................19

             Item 4--Submission of Matters to Vote of Security Holders..............................19

             Item 5--Other Information..............................................................19

             Item 6--Exhibits and Reports on Form 8 K...............................................19


SIGNATURES..........................................................................................20

                          PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 1999, and December 31, 1998

                                                                                     MARCH 31       DECEMBER 31
                                                                                       1999             1998
ASSETS                                                                             (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                               $30,245,422      $43,642,705
Interest-bearing deposits with banks                                                   33,857,787       96,549,775
Investment securities available for sale, at fair value                                   939,538
Mortgage-backed and related securities:
  Available for sale, at fair value                                                   223,431,462      204,108,879
  Held for investment, at cost (fair value of $137,180,561 and $102,908,423,          137,665,523      102,500,238
respectively)
Loans held for sale                                                                    24,739,911       72,002,437
Loans held for investment, net                                                      1,264,115,293    1,177,525,727
Federal Home Loan Bank stock                                                           12,485,500       12,485,500
Accrued interest receivable, net                                                       14,952,078       13,888,538
Office properties and equipment                                                        25,170,253       25,082,582
Mortgage servicing rights, net                                                         21,906,973       21,103,459
Intangible assets                                                                      13,229,867       13,485,366
Other assets                                                                            2,082,739        4,128,510
------------------------------------------------------------------------------------------------------------------

  Total assets                                                                     $1,804,822,346   $1,786,503,716
==================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                $1,431,738,589   $1,460,135,660
Federal Home Loan Bank advances and other borrowings                                  236,960,905      189,777,984
Advance payments by borrowers for taxes and insurance                                   3,030,503        1,762,190
Accrued interest payable                                                                2,022,165        1,947,823
Other liabilities                                                                      11,542,871       10,195,412
------------------------------------------------------------------------------------------------------------------

  Total liabilities                                                                 1,685,295,033    1,663,819,069
------------------------------------------------------------------------------------------------------------------

Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding
Common stock, $.10 par value, 20,000,000 shares authorized, 19,941,630 shares           1,994,163        1,994,163
 issued and outstanding, including 1,836,658 and 1,580,795 shares of treasury stock, respectively
Additional paid-in capital                                                             34,540,065       34,540,065
Retained earnings                                                                      98,391,434       97,291,806
Treasury stock, at cost                                                              (16,470,424)     (12,722,834)
Unearned restricted stock                                                             (1,090,145)      (1,256,266)
Non-owner adjustments to equity, net                                                    2,162,220        2,837,713
------------------------------------------------------------------------------------------------------------------

  Total stockholders' equity                                                          119,527,313      122,684,647
------------------------------------------------------------------------------------------------------------------


  Total liabilities and stockholders' equity                                       $1,804,822,346   $1,786,503,716
==================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 1999 and 1998

                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                ----------------------------------
                                                                                       1999               1998
                                                                                    (UNAUDITED)        (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                   $23,916,351        $25,783,220
Interest on mortgage-backed and related securities                                    5,676,254          2,616,810
Interest and dividends on investments                                                 1,139,994          1,231,613
------------------------------------------------------------------------------------------------------------------
  Total interest income                                                              30,732,599         29,631,643
------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                      15,675,191         13,768,513
Interest on FHLB advances and other borrowings                                        2,828,248          3,949,700
------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             18,503,439         17,718,213
------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                12,229,160         11,913,430
Provision for loan losses                                                               155,520             53,188
------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                12,073,640         11,860,242
------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                               4,155,784          3,252,340
Premiums and commissions on annuity and insurance sales                                 765,783            353,216
Loan servicing fees                                                                     (8,959)        (1,165,502)
Gain on sales of loans                                                                3,590,213          3,820,023
Other income                                                                            566,021            555,616
------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                           9,068,842          6,815,693
------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                    7,607,669          5,689,498
Occupancy and equipment                                                               1,957,765          1,704,119
ATM and debit card expense                                                              634,739            513,192
Advertising and marketing                                                               540,706            489,339
Amortization of intangibles                                                             257,944            123,188
Other expenses                                                                        2,438,477          2,382,829
------------------------------------------------------------------------------------------------------------------
  Total non interest expense                                                         13,437,300         10,902,165
------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                          7,705,182          7,773,770
Income tax expense                                                                    2,694,199          2,974,877
------------------------------------------------------------------------------------------------------------------

  Net income                                                                         $5,010,983         $4,798,893
==================================================================================================================


PER SHARE INFORMATION
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                $0.26              $0.24
Basic earnings per share                                                                   0.27               0.26
Dividends paid per share                                                                   0.07               0.06
==================================================================================================================


Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 1999 and 1998

                                    COMMON
                                 STOCK AND
                                ADDITIONAL                                   UNEARNED     NON OWNER
                                   PAID-IN      RETAINED       TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                          CAPITAL      EARNINGS          STOCK         STOCK     TO EQUITY         TOTAL
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997   $36,534,228   $84,548,291  ($10,845,168)    ($211,006)    ($664,999)  $109,361,346
                                                                                                     ------------
Net income                                     4,798,893                                                4,798,893
Securities valuation
  adjustment, net of income
  taxes                                                                                    142,977        142,977
                                                                                                     ------------


Net income and non-owner
  adjustments to equity                                                                                 4,941,870
                                                                                                     ------------

Dividends paid                               (1,108,072)                                              (1,108,072)
Exercise of stock options                      (523,187)        633,371                                   110,184
Restricted stock award                           385,036        626,464   (1,011,500)
Purchase of treasury stock                                    (160,000)                                 (160,000)
Amortization of restricted                                                    171,393                     171,393
stock
-----------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998      $36,534,228   $88,100,961   ($9,745,333)  ($1,051,113)    ($522,022)  $113,316,721
=================================================================================================================


UNAUDITED
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998   $36,534,228   $97,291,806  ($12,722,834)  ($1,256,266)    $2,837,713  $122,684,647
                                                                                                     ------------

Net income                                     5,010,983                                                5,010,983
Securities valuation
  adjustment, net of
  taxes                                                                                    (675,493)     (675,493)
                                                                                                     ------------

Net income and non-owner
  adjustments to equity                                                                                 4,335,490
Dividends paid                               (1,270,187)                                              (1,270,187)
Exercise of stock options                    (2,641,168)      4,218,065                                 1,576,897
Purchase of treasury stock                                  (7,965,655)                               (7,965,655)
Amortization of restricted                                                    166,121                     166,121
stock
-----------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999      $36,534,228   $98,391,434  ($16,470,424)  ($1,090,145)    $2,162,220  $119,527,313
=================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 1999 and 1998

                                                                                             THREE MONTHS ENDED MARCH 31
                                                                                          ---------------------------------
                                                                                               1999               1998
                                                                                            (UNAUDITED)        (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                  $5,010,983         $4,798,893
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                               153,086            252,441
    Net loan costs deferred                                                                    (190,684)          (347,978)
    Amortization (inculding mortgage servicing rights)                                         2,368,720          2,802,347
    Depreciation                                                                                 627,216            618,109
    Gains on sales of loans and other investments                                            (3,590,213)        (3,820,023)
    Increase in accrued interest receivable                                                  (1,063,540)          (394,204)
    Increase in accrued interest payable                                                          74,342             32,961
    Increase in current and deferred income taxes                                              2,215,822          2,520,755
    Other accruals and prepaids, net                                                             305,555          (546,934)
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales                       5,911,287          5,916,367
  Loans originated for sale                                                                (110,922,991)      (215,030,683)
  Sales of loans originated for sale                                                         149,862,364        174,592,789
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                                                  44,850,660       (34,521,527)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                                 62,691,988       (51,994,627)
  Purchases of investment securities                                                           (941,254)
  Maturities of investment securities                                                                            10,864,439
  Purchases of mortgage-backed and related securities available for sale                    (49,313,154)
  Purchases of mortgage-backed and related securities held for investment                   (51,163,258)
  Principal payments on mortgage-backed and related securities available for sale             29,134,300          3,134,716
  Principal payments on mortgage-backed and related securities held for investment            15,979,209          6,594,945
  Loans originated for investment                                                          (162,597,319)      (112,678,168)
  Loans purchased for investment                                                            (56,423,879)
  Loan principal repayments                                                                  123,984,322        105,408,005
  Sales of loans originated for investment                                                    17,436,109         43,057,590
  Sales of real estate                                                                           455,000          3,024,983
  Additions to office properties and equipment                                                 (735,067)          (974,519)
  Purchases of mortgage servicing rights                                                                          (454,774)
  Other, net                                                                                   1,109,635        (2,113,450)
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                                        (70,383,368)          3,869,140
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposit liabilities                                            (28,397,071)         60,431,261
  long-term advances from Federal Home Loan Bank                                              42,000,000         75,000,000
  Repayment of long-term Federal Home Loan Bank advances                                     (4,915,000)       (16,580,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings                      4,400,000       (81,300,000)
  Increase (decrease) in other borrowings                                                      5,697,921       (11,001,903)
  Increase in advance payments by borrowers for taxes and insurance                            1,268,313          1,360,227
  Proceeds from sale of common stock                                                             564,208            110,184
  Purchase of treasury stock                                                                 (7,965,655)          (160,000)
  Dividends paid                                                                             (1,270,187)        (1,108,072)
  Other, net                                                                                     752,896          2,087,897
---------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                 12,135,425         28,839,594
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                                     (13,397,283)        (1,812,793)
Cash and due from banks at beginning of period                                                43,642,705         29,939,484
---------------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                                 $30,245,422        $28,126,691
===========================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                                   $29,669,059        $29,237,439
  Interest paid on deposits and borrowings                                                    18,429,097         17,685,252
  Income taxes paid                                                                              391,000            425,000
===========================================================================================================================

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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 1999, may not necessarily be indicative of the results which may be expected for the entire year ending December 31, 1999.

Certain 1998 balances have been reclassified to conform with the 1999 presentation.

NOTE 3--CONTINGENCIES

         The Corporation and its subsidiaries are also engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.


NOTE 4--SEGMENT INFORMATION

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

         Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Bank for investment purposes (loans held for sale are included in the mortgage banking profit center). Commercial real estate lending is a single profit center for segment reporting purposes. It consists of the Bank's portfolio of multi-family and commercial mortgage loans, as well as functions related to the origination and servicing of such loans. Retail banking is divided into two profit centers for segment reporting purposes: (i) a consumer lending portfolio, which consists of the Bank's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans and (ii) an education loan portfolio, which also includes functions related to the origination and servicing of the loans. The Bank's retail branch network, which delivers checking, savings, and other deposit-related products and services to customers, is also part of retail banking, but is considered a support department for segment reporting purposes, as more fully described in a subsequent paragraph. Finally, the Bank's investment and mortgage related securities portfolio is considered a profit center for segment reporting purposes. Personnel in finance and administration manage this portfolio.

         MEASUREMENT OF SEGMENT PROFIT (LOSS) Management evaluates the after-tax performance of the Bank's profit centers as if each center were a separate entity--each with its own earning assets, actual and/or allocated non earning assets, and allocated funding resources. Each profit center has its own interest income, non-interest income, and non-interest expense as captured by the Bank's accounting systems. Interest expense is allocated to each profit center according to its use of the Bank's funding sources, which consist primarily of deposit liabilities, FHLB advances, and equity. In general, all funding sources are allocated proportionately to each profit center. However, in certain instances specific liabilities may be matched against specific assets of profit centers.

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

         For segment reporting purposes, management makes certain non GAAP adjustments and reclassifications to the earnings, assets, and equity of the Bank that, in management's judgement, more fairly reflect the performance and/or financial condition of certain of the Bank's profit centers. Following is a description of the more significant adjustments:

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

                  MORTGAGE SERVICING RIGHTS In accordance with GAAP, mortgage servicing rights are not recorded on residential loans held for investment. However, for segment reporting purposes, the mortgage banking profit center receives an income allocation for the origination of such loans, which represents the estimated value of the mortgage servicing rights. This allocation is in addition to the gain from mortgage servicing rights that is recorded on loans sold in the secondary market, as permitted under GAAP. The amortization of the mortgage servicing rights created by this allocation is charged back to the mortgage banking profit center over the estimated life of the loans.

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

                  INCOME TAXES In general, a standard income tax rate of approximately 41% is used for segment reporting purposes. However, the income tax benefit associated with assets held in Nevada by FCHI, the Bank's wholly owned investment subsidiary, is allocated to the profit centers that own such assets. This results in a lower effective income tax rate, or even a negative rate, for such profit centers. During the three months ended March 31, 1998, the investment and mortgage-related securities profit center was the only segment that held assets in Nevada. During the three months ended March 31, 1999, this segment, as well as the residential loan portfolio, held assets in Nevada.

                  NON GAAP ADJUSTMENTS TO ASSETS AND EQUITY Allowances for losses on loans and real estate and security valuation allowances are added to and/or excluded from assets of the profit centers. In addition, an estimated value for mortgage servicing rights not recorded under GAAP is estimated and added to the assets of the mortgage banking profit center. For each of these adjustments, a corresponding amount is added to or excluded from equity prior to the proportionate allocation of equity to the profit centers, as previously described. The amount added to or excluded from equity is net of the estimated income tax effect.

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following tables contain profit (loss) statements for each of the Bank's reportable segments for the three months ended March 31, 1999 and 1998. In addition to the after-tax performance of profit centers, management of the Bank closely monitors the net cost to acquire and maintain deposit liabilities (as defined elsewhere in this footnote). The net cost to acquire and maintain deposit liabilities was 1.31% and 1.33% of average deposit liabilities outstanding during the three months ended March 31, 1999 and 1998, respectively.

                                                               LOANS HELD FOR INVESTMENT
                                             ---------------------------------------------------
SEGMENT PROFIT (LOSS) STATEMENTS   MORTGAGE                COMMERCIAL
THREE MOS. ENDED MARCH 31, 1999     BANKING  RESIDENTIAL   REAL ESTATE  CONSUMER    EDUCATION
------------------------------------------------------------------------------------------------
Interest income                    $866,580   $7,995,873   $6,732,687  $4,591,718   $3,590,125
Interest expense                    919,720    5,065,557    3,702,396   2,510,355    1,830,085
Net cost to acquire and maintain
   deposit liabilities              166,410      957,808    1,042,169     706,800      581,481
------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs           (219,550)    1,972,508    1,988,122   1,374,563    1,178,559
Net loan charge-offs (recoveries)        -        26,708            -     113,315        8,063
------------------------------------------------------------------------------------------------
   Net interest income (expense)  (219,550)    1,945,800    1,988,122   1,261,248    1,170,496
Non-interest income               4,474,336            -       47,874     211,266        3,096
Non-interest expense              3,183,471      386,541      254,972     442,848      203,116
------------------------------------------------------------------------------------------------
   Profit (loss) before taxes     1,071,315    1,559,259    1,781,024   1,029,666      970,476
Income tax expense (benefit)        434,311      507,046      722,027     417,427      393,431
------------------------------------------------------------------------------------------------
   Segment profit (loss)           $637,004   $1,052,213   $1,058,997    $612,239     $577,045
------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------
Average assets                      $84,303     $479,577     $351,932    $238,620     $196,312
------------------------------------------------------------------------------------------------
Total assets at end of period       $61,517     $537,165     $355,268    $241,553     $194,704
------------------------------------------------------------------------------------------------
                                                              LOANS HELD FOR INVESTMENT
                                            ---------------------------------------------------
SEGMENT PROFIT (LOSS) STATEMENTS  MORTGAGE                COMMERCIAL
THREE MOS. ENDED MARCH 31, 1998    BANKING  RESIDENTIAL   REAL ESTATE    CONSUMER   EDUCATION
------------------------------------------------------------------------------------------------
Interest income                 $1,353,037  $10,482,895    $6,066,310  $4,424,336  $3,301,357
Interest expense                 1,298,979    6,286,360     3,229,322   2,405,890    1,821,270
Net cost to acquire and maintain
   deposit liabilities             116,817    1,259,074       845,889     630,634      514,361
------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs            (62,759)   2,937,461     1,991,099   1,387,812      965,726
Net loan charge-offs (recoveries)        -      (10,993)      203,379      68,185        5,869
------------------------------------------------------------------------------------------------
   Net interest income (expense)   (62,759)   2,948,454     1,787,720   1,319,627      959,857
Non-interest income              4,778,631            -        13,586     191,597        5,362
Non-interest expense             2,911,570      623,399       501,816     440,977      193,517
------------------------------------------------------------------------------------------------
   Profit (loss) before taxes    1,804,302    2,325,055     1,299,490   1,070,247      771,702
Income tax expense (benefit)       731,464      942,577       526,813     433,878      312,848
------------------------------------------------------------------------------------------------
   Segment profit (loss)        $1,072,838   $1,382,478      $772,677    $636,369     $458,854
------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------
 Average assets                   $109,079     $556,617      $286,225    $213,250     $173,932
------------------------------------------------------------------------------------------------
 Total assets at end of period    $101,971     $553,821      $289,666    $212,284     $174,582
------------------------------------------------------------------------------------------------


                                   INVESTMENT                  SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS   & MORTGAGE        OTHER   DEPARTMENT      NON-GAAP
THREE MOS. ENDED MARCH 31, 1999    SECURITIES      SEGMENTS  SECURITIES      ADJUSTMENTS   CONSOLIDATED
-------------------------------------------------------------------------------------------------------
Interest income                    $6,802,505            -            -      $153,111 (1)  $30,732,599
Interest expense                    4,819,233      $60,894            -     (404,801) (1)   18,503,439
Net cost to acquire and maintain
   deposit liabilities              1,167,648          789  (4,623,105)             -                -
-------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs               815,624     (61,683)    4,623,105       557,912       12,229,160
Net loan charge-offs (recoveries)           -            -            -         7,434 (2)      155,520
-------------------------------------------------------------------------------------------------------
   Net interest income (expense)      815,624     (61,683)    4,623,105       550,478       12,073,640
Non-interest income                         -       11,068    4,695,761     (374,559) (3)    9,068,842
Non-interest expense                   47,403       94,679    9,318,866     (494,596) (3)   13,437,300
-------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         768,221    (145,294)            -       670,515        7,705,182
Income tax expense (benefit)            1,591     (42,650)            -       261,016        2,694,199
-------------------------------------------------------------------------------------------------------
   Segment profit (loss)             $766,630   ($102,644)            -      $409,499       $5,010,983
-------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
Dollars in thousands
-------------------------------------------------------------------------------------------------------
Average assets                       $450,651         $257            -      ($6,774) (4)   $1,794,878
-------------------------------------------------------------------------------------------------------
Total assets at end of period        $419,958         $348            -      ($5,691) (4)   $1,804,822
-------------------------------------------------------------------------------------------------------

                                   INVESTMENT                 SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS     MORTGAGE       OTHER   DEPARTMENT      NON-GAAP
THREE MOS. ENDED MARCH 31, 1998    SECURITIES     SEGMENTS  SECURITIES      ADJUSTMENTS    CONSOLIDATED
-------------------------------------------------------------------------------------------------------
Interest income                    $3,866,637           -             -     $137,071  (1)  $29,631,643
Interest expense                    3,179,312     $33,797             -     (536,717) (1)   17,718,213
Net cost to acquire and maintain
   deposit liabilities                432,368       2,152    (3,801,295)           -                 -
-------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs               254,957     (35,949)    3,801,295      673,788        11,913,430
Net loan charge-offs (recoveries)           -           -             -     (213,252) (2)       53,188
-------------------------------------------------------------------------------------------------------
   Net interest income (expense)      254,957     (35,949)    3,801,295      887,040        11,860,242
Non-interest income                         -     (81,118)    3,165,607   (1,257,972) (3)    6,815,693
Non-interest expense                   38,788      68,267     6,966,902     (843,071) (3)   10,902,165
-------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         216,169    (185,334)            -      472,139         7,773,770
Income tax expense (benefit)          (47,650)    (71,523)            -      146,470         2,974,877
-------------------------------------------------------------------------------------------------------
   Segment profit (loss)             $263,819   ($113,811)            -     $325,669        $4,798,893
-------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
Dollars in thousands
-------------------------------------------------------------------------------------------------------
 Average assets                      $263,764        $728             -     ($13,633) (4)   $1,589,962
-------------------------------------------------------------------------------------------------------
 Total assets at end of period       $256,895        $725             -      ($9,649) (4)   $1,580,295
-------------------------------------------------------------------------------------------------------










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

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's net income for the three months ended March 31, 1999 and 1998, was $5.0 million or $0.26 per diluted share and $4.8 million or $0.24 per diluted share, respectively. These amounts represented a return on average assets of 1.12% and 1.21%, respectively, and a return on average equity of 16.62% and 17.15%, respectively.

         The increase in net income from 1998 to 1999 was primarily attributable to a $1.2 million improvement in loan servicing fees and a $903,000 increase in retail banking fees. Also contributing, however, were a $413,000 increase in premiums and commissions on annuity and insurance sales, a $316,000 increase in net interest income, and a $281,000 decline in income taxes. These favorable developments were offset by a $1.9 million increase in compensation and employee benefits, a $254,000 increase in occupancy and equipment expense, and a $230,000 decline in gain on sales of loans.

         The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of net income during the three month periods ended March 31, 1999 and 1998.

         NET INTEREST INCOME Net interest income increased by $316,000 or 2.7% during the three months ended March 31, 1999, as compared to the same period in the previous year. Net income in the most recent period was favorably impacted by a $182.6 million or 12.1% increase in the Corporation's average interest-earning assets. The principal source of this growth was in consumer loans and commercial real estate loans. Although mortgage backed and related securities and overnight investments also increased substantially between the periods, these increases were primarily the result of the Corporation's securitization of adjustable-rate residential mortgage loans into MBSs in the second quarter of 1998 and the temporary investment of proceeds from loan sales, respectively. Asset growth between the periods was principally funded by increases in deposit liabilities, including non interest bearing deposits. Refer to "Financial Condition" for additional discussion.

         The Corporation's interest rate spread decreased from 2.66% during the three months ended March 31, 1998, to 2.46% during the same period in 1999, offsetting the increase in net interest income caused by growth in interest-earning assets. Management attributes this decrease to a declining interest rate environment during most of 1998, which has resulted in a relatively flat yield curve. This type of interest rate environment has an unfavorable impact on the Corporation's interest rate spread because of the tendency of the Corporation's assets to price off a longer end of the yield curve than its liabilities. If this interest rate environment persists in the future, the Corporation may experience further declines in its interest rate spread.

         The table on the following page sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three months ended March 31, 1999 and 1998.

Dollars in thousands                                 THREE MONTHS ENDED MARCH 31, 1999      THREE MONTHS ENDED MARCH 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
                                                      AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                                      BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans                       $504,824      $8,971        7.11%        $607,374      $11,946       7.87%
  Commercial real estate loans                        333,440       6,737         8.08         272,881        6,071        8.90
  Consumer loans                                      410,349       8,209         8.11         368,326        7,766        8.43
--------------------------------------------------------------------------------------------------------------------------------
    Total loans                                     1,248,614      23,916         7.70       1,248,581       25,783        8.26
Mortgage-backed and related securities                343,729       5,676         6.61         168,952        2,617        6.20
Investment securities                                   1,007          12         4.67          13,259          198        5.97
Interest-bearing deposits with banks                   80,829         936         4.63          57,350          773        5.39
Other earning assets                                   12,486         192         6.16          15,968          261        6.53
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                   1,686,665      30,733         7.32       1,504,110       29,632        7.88
Non-interest-earning assets:
  Office properties and equipment                      25,089                                   24,386
  Other assets                                         83,124                                   61,466
--------------------------------------------------------------------------------------------------------------------------------
    Total assets                                   $1,794,878                               $1,589,962
--------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts                           $105,880        $504        1.90%         $89,454         $445       1.99%
  Checking accounts                                    67,785         163         0.96          53,806          130        0.97
  Money market accounts                               171,947       1,643         3.82         143,821        1,551        4.31
  Certificates of deposit                             955,347      13,365         5.60         779,476       11,643        5.97
--------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                  1,300,958      15,675         4.82       1,066,557       13,769        5.16
FHLB advances                                         215,163       2,757         5.12         284,032        3,877        5.46
Other borrowings                                        7,399          72         3.87           7,703           72        3.74
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities              1,523,519      18,503         4.86       1,358,292       17,718        5.22
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                       132,343                                  106,167
  Other liabilities                                    18,436                                   13,606
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                               1,674,298                                1,478,065
Stockholders' equity                                  120,580                                  111,897
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity     $1,794,878                               $1,589,962
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               $12,230                                   $11,913
--------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                             2.46%                                    2.66%
--------------------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of average
  earning assets                                                                 2.90%                                    3.17%
--------------------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to average
  interest-bearing liabilities                                                 110.71%                                  110.74%
--------------------------------------------------------------------------------------------------------------------------------

         The current interest rate environment has had a significant impact on the ability of the Corporation to internally grow its interest-earning assets. A low interest rate or flat yield curve environment tends to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, such environment encourages borrowers to refinance their existing adjustable-rate loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally originated portfolio of adjustable-rate residential mortgage loans has declined substantially since December of 1997. Although some of this decline was offset by internal growth in consumer and commercial real estate loans, in the third and fourth quarters of 1998 and the first quarter of 1999 the Corporation purchased adjustable-rate residential mortgage loans from third-party originators to maintain growth in its interest-earning assets (refer to "Financial Condition" for additional discussion). If the current interest rate environment persists, management believes it will continue to be a challenge for the Corporation to internally grow its interest-earning assets.

         The Corporation will continue to explore alternatives to maintain growth in its interest-earning assets in the near term. These alternatives include, but are not limited to, the purchase of additional adjustable-rate residential mortgage loans from third-party originators, the purchase of mortgage-backed and related securities, and the retention of certain fixed-rate loans that are currently sold by the Corporation in the secondary market. It is anticipated that such assets would be funded by growth in deposit liabilities or increased borrowings from the

FHLB. However, there are many considerations involved in such decisions and there can be no assurances that the Corporation will elect to continue any of these strategies to increase its interest-earnings assets.


         PROVISION FOR LOAN LOSSES In general, provisions for loan losses recorded during the periods ended March 31, 1999 and 1998, approximated the Corporation's actual charge-off activity during such periods. Management of the Corporation expects the provision for the remainder of 1999 to also approximate actual charge-off activity, although there can be no assurances.

         As of March 31, 1999 and December 31, 1998, the Corporation's allowance for loan losses was $7.7 million and $7.6 million, respectively, or 0.61% and 0.66% of loans held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended March 31, 1999 and 1998, was $9.1 million and $6.8 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1998 to 1999.

         Retail banking fees and service charges increased by $903,000 or 27.8% during the three months ended March 31, 1999, as compared to the same period in the previous year. This increase was due in part to 25.7% growth since December 31, 1997, in the number of checking accounts serviced by the Corporation. Approximately 50% of this growth came from retail banking offices opened or acquired in 1998 and 1999 (refer to "Results of Operations--Non-Interest Expense" for additional discussion).

         Premiums and commissions on annuity and insurance sales increased by $413,000 or over 100% during the three months ended March 31, 1999, as compared to the same period in the previous year. The Corporation's current sources of commission revenues are primarily from sales of tax-deferred annuity contracts and credit life and disability insurance policies on consumer and mortgage loans. Most of the increase in the most recent quarter was attributable to increased sales of tax deferred annuity contracts.

         Loan servicing fees improved by $1.2 million from $(1.1) million during the three months ended March 31, 1998, to $(9,000) during the same period in 1999. The improvement in 1999 was the result of a slight rise in interest rates during the most recent period, which reduced the impact of loan prepayments on the Corporation's mortgage servicing rights relative to the same period in the previous year. The Corporation recorded $1.0 million in losses on its mortgage servicing rights in the most recent quarter over-and-above that which management considered to be "normal" periodic amortization. This compared to $2.0 million in such losses in the first quarter of 1998. Subsequent to March 31, 1999, interest rates have remained at low levels. If this environment continues, or if interest rates decline further, the Corporation may be required to record additional losses on the carrying value of its mortgage servicing rights.

         Excluding the effects of the aforementioned losses, but net of "normal" periodic amortization of MSRs, loan servicing fees would have increased by $163,000 or 19.5% during the three months ended March 31, 1999, compared to the same period in the previous year. This increase was attributable to a $415.2 million or 27.7% increase in mortgage loans serviced for others since March 31, 1998. This growth was due in part to the securitization of $222.3 million of the Corporation's adjustable-rate residential mortgage loans into MBSs during the second quarter of 1998. The principal balance related to these securities was included in the amount reported as loans serviced for others even though the securities were retained by the Corporation. Also contributing to this growth was an interest rate environment that encouraged borrowers to convert single-family adjustable-rate mortgage loans, which the Corporation generally retains in portfolio, to fixed-rate mortgage loans. Upon conversion, such loans are generally sold in the secondary market and the Corporation retains the servicing.

         Subsequent to March 31, 1999, interest rates have remained at low levels. If this interest rate environment persists, or if interest rates decline further, the Corporation will most likely continue to record large losses on its mortgage servicing rights related to faster than anticipated prepayment activity. Such losses, however, would most likely continue to be offset by high levels of gains on sales of mortgage loans, as described in the following paragraph. It should be noted, however, that further declines in interest rates may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of mortgage servicing rights--primarily because of the potential for increases in market expectations for future prepayments. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market. Management will continue to closely monitor the carrying value of its mortgage servicing rights and will record mark-to-market adjustments as appropriate.

         Gains on sales of mortgage loans decreased by $230,000 from $3.8 million during the three months ended March 31, 1998, to $3.6 million during the same period in 1999. This decrease was primarily attributable to a $50.4 million or 23.1% decrease in the Corporation's mortgage loan sales. This decrease was due to slightly higher interest rates during the most recent quarter that slowed loan originations and sales relative to the same quarter in the previous year. Although slightly higher, interest rates are still at relatively low levels historically. If this environment continues, or if interest rates decline further, the Corporation is likely to experience high levels of refinance activity, as well as increased conversions by borrowers of their adjustable-rate loans into fixed-rate loans. Such activity is expected to result in relatively high levels of gains on sales of mortgage loans, although there can be no assurances. To a certain extent, such gains are expected to be offset by declines in the carrying value of the Corporation's mortgage servicing rights, as described in the previous paragraph.

         NON-INTEREST EXPENSE Non-interest expense for the three-month periods ended March 31, 1999 and 1998, was $13.4 million and $10.9 million, respectively. Non-interest expense as a percent of average assets during these periods was 3.00% and 2.69%, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1998 to 1999.

         Compensation and employee benefits increased by $1.9 million or approximately 33% during the three months ended March 31, 1999, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to general growth in the number of banking facilities operated by the Corporation. Since December 31, 1997, the Corporation has opened eleven retail banking facilities and one loan production office. During the remainder of 1999, the Corporation intends to open three additional retail banking facilities, although there can be no assurances.

         As of March 31, 1999, the Corporation had 798 full-time equivalent employees. This compares to 808 and 718 as of December 31, 1998, and March 31, 1998, respectively.

         Occupancy and equipment expense increased by $254,000 or 14.9% during the three months ended March 31, 1999, as compared to the same period in the previous year. This increase was primarily attributable to general growth in the number of banking facilities operated by the Corporation, as previously described, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $122,000 or 23.7% during the three months ended March 31, 1999, as compared to the same period in the previous year. This increase corresponds to an increase in the number of checking accounts serviced by the Corporation, as previously described, as well as an increase the number of ATMs operated by the Corporation.

         Advertising and marketing expenses increased by $51,000 or 10.5% during the three months ended March 31, 1999, as compared to the same period in the previous year. This increase is not unreasonable in light of the Corporation's expansion into four new communities in Wisconsin and one in Illinois during 1998.

         Amortization of intangible assets increased by $135,000 or approximately 110% during the three months ended March 31, 1999, as compared to the same period in the previous year. This increase was due to the Corporation's acquisition of $76.9 million in deposit liabilities from another financial institution during the fourth quarter of 1998. The Corporation paid a premium of $8.0 million for the deposits and certain other assets.

         INCOME TAX EXPENSE Income tax expense for the three months ended March 31, 1999 and 1998, was $2.7 million and $3.0 million, respectively, or 35.0% and 38.3% of pretax income, respectively. The Corporation's effective tax rate declined because a greater share of its taxable earnings were in the State of Nevada during the most recent period as compared to the same period in 1998 (the State of Nevada currently imposes no corporate income tax). During the second and fourth quarters of 1998 and the first quarter of 1999, the Corporation substantially increased its investment in its wholly-owned Nevada subsidiary, First Cap Holdings, Inc. ("FCHI"), which resulted in a lower effective income tax rate for the Corporation as-a-whole.

         Although the taxable income of FCHI is not currently subject to taxation in the State of Wisconsin, legislation was recently introduced in Wisconsin which would require consolidated state income tax returns for taxable years beginning after December 31, 1999. This legislation would result in the taxable income of FCHI being subject to taxation in the State of Wisconsin. If the Corporation were required to file a consolidated state income tax return in Wisconsin for the 1999 tax year, the Corporation's consolidated income tax expense for the three months ended March 31, 1999, would have been approximately $500,000 higher, which would have reduced diluted and basic earnings per share by $0.03 and $0.02 per share, respectively. At this time, management of the Corporation is unable to estimate whether this legislation, as proposed, will become law.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $18.3 million or 1.0% during the three months ended March 31, 1999. This increase was primarily the result of an $86.6 million or 7.4% increase in loans held for investment and a $54.5 million or 17.8% aggregate increase in mortgage-backed and related securities. These increases were funded by the proceeds from a $62.7 million or approximately 65% decrease in overnight investments, a $47.3 million or approximately 65% decrease in loans held for sale, and a $47.2 million or approximately 25% increase in advances from the Federal Home Loan Bank of Chicago ("FHLB") and other borrowings. Proceeds from these sources were also used to cover a $28.4 million or 1.9% decrease in deposit liabilities.

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB and fed funds sold, decreased by $62.7 million from $96.5 million at December 31, 1998, to $33.9 million at March 31, 1999. The large amount of overnight investments at December 31, 1998, was caused by the temporary investment of proceeds from loan sales. These proceeds were reinvested in loans held for investment and mortgage-backed and related securities during the three months ended March 31, 1999.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $54.5 million or 17.8% during the three months ended March 31, 1999. This increase was the result of the Corporation's purchase of $100.5 million in collateralized mortgage obligations during the period. This development was offset in part by the repayment of $45.1 million in mortgage-backed and related securities.

         LOANS HELD FOR SALE The Corporation's loans held for sale decreased by $47.3 million or approximately 65% during the three months ended March 31, 1999. This decrease was caused by a slightly higher interest rate environment in the most recent quarter, which slowed consumer demand for fixed-rate mortgage loans and reduced the number of conversions by borrowers of adjustable-rate loans into fixed-rate loans. Both of these categories of loans are classified as "held for sale" until the date of sale, which typically occurs within 30 to 60 days of origination and/or conversion.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $86.6 million or 7.4% during the three months ended March 31, 1999. During this period, the Corporation purchased $56.4 million in adjustable-rate mortgage loans originated by third-party financial institutions. These loans were purchased to maintain growth in the Corporation's level of earning assets. The current interest rate environment has had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation has developed because a low interest rate environment tends to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential mortgage loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans has declined substantially over the past year or so. Although some of this decline has been offset by internal growth in commercial real estate, consumer, and education loans, the Corporation has elected to purchase adjustable-rate mortgage loans from third-party financial institutions in an effort to maintain growth in its earning assets. These loans have been subjected to substantially the same underwriting process as the Corporation's own loans. The loans are located throughout the U.S., with no single state making up a significant portion of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 250 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of three to seven years before their first adjustment date. The loans have been purchased by FCHI, the Corporation's wholly-owned investment subsidiary in Nevada.

         The Corporation will continue to explore alternatives to maintain growth in its interest-earning assets in the near term. These alternatives include, but are not limited to, the purchase of additional adjustable-rate residential mortgage loans from third-party financial institutions, the purchase of mortgage-backed and related securities, and the retention of certain fixed-rate loans that are currently sold by the Corporation in the secondary market. It is anticipated that such assets would be funded by growth in deposit liabilities or increased borrowings from the FHLB. However, there are many considerations involved in such decisions and there can be no assurances that the Corporation will elect to continue any of these strategies to increase its interest-earnings assets.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities declined by $28.4 million or 1.9% during the three months ended March 31, 1999. Most of this decline occurred in the Corporation's certificates of deposit, a significant portion of which matured during the most recent quarter. Because the interest rate environment during the most recent quarter was 50 to 100 basis points lower than it was when the CDs were initially sold, it seems reasonable that the Corporation experienced a modest outflow of CDs during the quarter.

         FHLB ADVANCES AND OTHER BORROWINGS The Corporation's FHLB advances and other borrowings increased by $47.2 million or approximately 25% during the three months ended March 31, 1999. Additional advances were drawn during the period to fund growth in the Corporation's loans held for investment and mortgage-backed and related securities, as well as to cover the aforementioned decline in deposit liabilities.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $2.2 million or 0.12% of total assets at March 31, 1999, compared to $2.4 million or 0.13% of total assets at December 31, 1998.

         In addition to non-performing assets, at March 31, 1999, management was closely monitoring $6.5 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $6.4 million in such assets at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S government, federal agency, and other mortgage-related and investment securities of not less than 4% of net withdrawable accounts and short-term borrowings. The Bank was in full compliance with these regulations during the three months ended March 31, 1999.

         The Corporation's stockholder's equity ratio as of March 31, 1999, was 6.62% of total assets. The Corporation's objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1% and 15%, respectively. The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At March 31, 1999, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $1.3 million and $1.1 million during the three months ended March 31, 1999 and 1998, respectively. These amounts equated to dividend payout ratios of 25.3% and 23.1% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On April 20, 1999, the Corporation's Board of Directors declared a regular quarterly dividend of $0.09 per share payable on June 3, 1999, to shareholders of record on May 13, 1999.

         During the three months ended March 31, 1999, the Corporation repurchased 519,152 shares of common stock at a cost of $8.0 million under its 1997 stock repurchase plan (the "1997 Plan"). On April 20, 1999, the Corporation's Board of Directors approved a new plan to repurchase up to 905,248 of the Corporation's outstanding common stock (the "1999 Plan"). The shares may be repurchased form time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the three months ended March 31, 1999, the Corporation reissued 263,289 shares of common stock out of its inventory of treasury stock with a cost basis of $4.2 million. In general, these shares were issued upon the exercise of stock options by employees and directors of the Corporation.

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

         As of March 31, 1999, the Corporation was in compliance with its internal management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 1998.

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

         The Corporation's program to resolve the year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. The Corporation has completed the assessment phase and has found that the year 2000 issue affects all of its significant information systems. With respect to remediation, the Corporation was substantially complete as of March 31, 1999. For all practical purposes, the testing and implementation of most software programs occurs simultaneously. The Corporation estimates that these phases were 90% complete as of March 31, 1999, and that it will be substantially complete by June 30, 1999. These estimates include systems purchased from and maintained by third-party software and hardware vendors.

         The Corporation's information systems interface directly with those of certain third-party transaction processors, to include the Federal Reserve Bank of Minneapolis. With respect to the year 2000 issue, the Corporation's information systems are highly dependent on the state of readiness of these third-party transaction processors, as well as the communication systems over which the data is exchanged. The Corporation expects to complete the testing and implementation phases that relate to interface programs with third-party transaction processors by June 30, 1999. The Corporation is unable, however, to provide any assurances with respect to year 2000 readiness on the part of public providers of communication services and other utilities.

         The Corporation continues to develop contingency plans to deal with communication and other utility failures that may occur as a result of the year 2000 issue. It also continues to develop plans to temporarily accumulate data related to customer transactions should its own information systems or those of third parties fail. A portion of such contingency plans includes the manual processing of certain types of customer transactions. In addition, it includes plans to temporarily honor certain obligations of reputable third parties, such as recurring deposits from the federal government, that could be disrupted by the year 2000 and which could have a significant impact on the Corporation's customers if not honored. However, there can be no assurances that the Corporation will honor the obligations of third parties. The Corporation's current contingency plans were approved by its Board of Directors on March 23, 1999.

         The Corporation has been using in-house personnel to identify and correct year 2000 issues, as well as cooperating with third-party software and hardware vendors. As of March 31, 1999, the Corporation estimates that it has spent approximately $350,000 in direct, incremental costs related to the year 2000 issue. This amount includes additional compensation costs to retain essential personnel, hire additional personnel, and purchase new software--it does not include opportunity costs. The Corporation is unable to estimate additional future costs of the year 2000 issue at this time, but does not believe such will be material to its financial condition or results of operations.

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

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Corporation held its Annual Meeting of Shareholders on April 21, 1999. The following matters were voted upon at that meeting:

         1. The election of four nominees for the Board of Directors, who will serve for a three-year term, was voted upon by the Corporation's shareholders. The nominees, all of whom were elected, are set forth in the table below. The Inspector of Election certified the following vote tabulations:

                  Nominee                   Votes For         Votes Withheld
                  -------                   ---------         --------------

                  John F. Leinfelder        14,608,931              640,574
                  David C. Meban            14,605,726              643,779
                  Dale A Nordeen            14,607,165              642,340
                  Thomas W. Schini          14,609,704              639,801


         2. Approval of an amendment to the Corporation's Articles of Incorporation to increase the number of authorized shares of the Corporation's common stock from 20,000,000 to 100,000,000 shares:

                  Votes For      Votes Against   Abstain      Non-Vote
                  ---------      -------------   -------      --------

                  13,030,815        1,908,882    158,779      2,999,996

         3. Ratification of the appointment by the Board of Directors of Ernst and Young LLP as the Corporation's independent auditors for the year ending December 31, 1999:

                  Votes For      Votes Against      Abstain       Non-Vote
                  ---------      -------------      -------       --------

                  15,190,316          27,887         31,302       2,848,967


ITEM 5--OTHER INFORMATION

None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FIRST FEDERAL CAPITAL CORP


/s/ Thomas W. Schini                          May 7, 1999
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
(duly authorized officer)


/s/ Jack C. Rusch                             May 7, 1999
Jack C. Rusch
Executive Vice President and
Chief Financial Officer