Form 10-Q
period 1999-06-30
FIRST FEDERAL CAPITAL CORP
filed 1999-08-10
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                     June 30, 1999
                              -------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------
Commission file number                                                   0-18046
                      ---------------------------------------------------

                           FIRST FEDERAL CAPITAL CORP
             (Exact name of Registrant as specified in its charter)


WISCONSIN                                                             39-1651288
(State or other jurisdiction of                                   (IRS employer
incorporation or organization)                                   identification)


605 STATE STREET                                                           54601
LA CROSSE, WISCONSIN                                                  (Zip code)
(Address of principal executive office)



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

Class: COMMON STOCK--$.10 PAR VALUE Outstanding as of August 6, 1999: 18,906,790 (EXCLUDES 1,034,840 SHARES HELD AS TREASURY STOCK)

                           FORM 10-Q TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION                                               Page

     Item 1--Financial Statements ............................................2

     Item 2--Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................14


PART II--OTHER INFORMATION

     Item 1--Legal Proceedings................................................23

     Item 2--Changes in Securities............................................23

     Item 3--Defaults Upon Senior Securities..................................23

     Item 4--Submission of Matters to Vote of Security Holders................23

     Item 5--Other Information................................................23

     Item 6--Exhibits and Reports on Form 8-K.................................23


SIGNATURES....................................................................24

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1999, and December 31, 1998

                                                                                    JUNE 30           DECEMBER 31
                                                                                      1999               1998
ASSETS                                                                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                          $    28,074,422    $    43,642,705
Interest-bearing deposits with banks                                                   9,861,770         96,549,775
Investment securities available for sale, at fair value                                  937,885                  -
Mortgage-backed and related securities:
  Available for sale, at fair value                                                  259,215,514        204,108,879
  Held for investment, at cost (fair value of $121,440,118 and $102,908,423,
     respectively)                                                                   122,567,557        102,500,238
Loans held for sale                                                                   39,007,075         72,002,437
Loans held for investment, net                                                     1,320,844,992      1,177,525,727
Federal Home Loan Bank stock                                                          14,681,300         12,485,500
Accrued interest receivable, net                                                      15,435,569         13,888,538
Office properties and equipment                                                       24,613,432         25,082,582
Mortgage servicing rights, net                                                        22,468,518         21,103,459
Intangible assets                                                                     12,974,369         13,485,366
Other assets                                                                           4,062,114          4,128,510
-------------------------------------------------------------------------------------------------------------------

  Total assets                                                                   $ 1,874,744,517    $ 1,786,503,716
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                              $ 1,445,719,924    $ 1,460,135,660
Federal Home Loan Bank advances and other borrowings                                 280,135,340        189,777,984
Advance payments by borrowers for taxes and insurance                                  5,788,889          1,762,190
Accrued interest payable                                                               2,033,973          1,947,823
Other liabilities                                                                     12,683,732         10,195,412
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                1,746,361,858      1,663,819,069
-------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                 -                  -
Common stock, $.10 par value, 20,000,000 shares authorized, 19,941,630 shares          1,994,163          1,994,163
issued and outstanding, including 1,058,381 and 1,580,795 shares of treasury stock, respectively
Additional paid-in capital                                                            34,540,065         34,540,065
Retained earnings                                                                     99,344,782         97,291,806
Treasury stock, at cost                                                               (7,074,678)       (12,722,834)
Unearned restricted stock                                                               (923,724)        (1,256,266)
Non-owner adjustments to equity, net                                                     502,051          2,837,713
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                         128,382,659        122,684,647
-------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                     $ 1,874,744,517    $ 1,786,503,716
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 1999 and 1998

                                                          THREE MONTHS ENDED JUNE 30
                                                          --------------------------
                                                             1999           1998
                                                          (UNAUDITED)    (UNAUDITED)
------------------------------------------------------------------------------------

Interest on loans                                         $25,072,729   $ 23,251,584
Interest on mortgage-backed and related securities          6,068,609      3,846,266
Interest and dividends on investments                         439,256      1,586,874
------------------------------------------------------------------------------------
  Total interest income                                    31,580,594     28,684,724
------------------------------------------------------------------------------------
Interest on deposit liabilities                            14,696,783     14,472,820
Interest on FHLB advances and other borrowings              3,425,329      2,734,017
------------------------------------------------------------------------------------
  Total interest expense                                   18,122,112     17,206,837
------------------------------------------------------------------------------------
  Net interest income                                      13,458,482     11,477,887
Provision for loan losses                                      77,409         88,734
------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      13,381,073     11,389,153
------------------------------------------------------------------------------------
Retail banking fees and service charges                     5,109,768      3,635,739
Loan servicing fees, net                                      968,317     (1,504,941)
Premiums and commissions on annuity and insurance sales       590,087        435,141
Gain on sales of loans                                      2,040,665      3,760,722
Other income                                                  680,144      1,165,252
------------------------------------------------------------------------------------
  Total non-interest income                                 9,388,981      7,491,913
------------------------------------------------------------------------------------
Compensation and employee benefits                          7,529,480      6,437,939
Occupancy and equipment                                     1,796,793      1,734,563
ATM and debit card expense                                    694,974        597,983
Advertising and marketing                                     567,819        556,566
Amortization of intangibles                                   257,943        123,191
Other expenses                                              2,337,114      1,897,258
------------------------------------------------------------------------------------
  Total non-interest expense                               13,184,123     11,347,500
------------------------------------------------------------------------------------
  Income before income taxes                                9,585,931      7,533,566
Income tax expense                                          3,419,849      2,835,715
------------------------------------------------------------------------------------

  Net income                                              $ 6,166,082   $  4,697,851
------------------------------------------------------------------------------------

PER SHARE INFORMATION
------------------------------------------------------------------------------------
Diluted earnings per share                                $      0.32   $       0.24
Basic earnings per share                                         0.34           0.25
Dividends paid per share                                         0.09           0.07
------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 1999 and 1998

                                                            SIX MONTHS ENDED JUNE 30
                                                           -------------------------
                                                              1999          1998
                                                           (UNAUDITED)   (UNAUDITED)
------------------------------------------------------------------------------------

Interest on loans                                         $48,989,080   $ 49,034,804
Interest on mortgage-backed and related securities         11,744,863      6,463,076
Interest and dividends on investments                       1,579,250      2,818,487
------------------------------------------------------------------------------------
  Total interest income                                    62,313,193     58,316,367
------------------------------------------------------------------------------------
Interest on deposit liabilities                            30,371,973     28,241,334
Interest on FHLB advances and other borrowings              6,253,578      6,683,717
------------------------------------------------------------------------------------
  Total interest expense                                   36,625,551     34,925,051
------------------------------------------------------------------------------------
  Net interest income                                      25,687,642     23,391,316
Provision for loan losses                                     232,928        141,922
------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      25,454,714     23,249,394
------------------------------------------------------------------------------------
Retail banking fees and service charges                     9,265,552      6,888,079
Premiums and commissions on annuity and insurance sales     1,355,870        788,357
Loan servicing fees, net                                      959,357     (2,670,443)
Gain on sales of loans                                      5,630,878      7,580,745
Other income                                                1,246,166      1,720,868
------------------------------------------------------------------------------------
  Total non-interest income                                18,457,823     14,307,606
------------------------------------------------------------------------------------
Compensation and employee benefits                         15,137,148     12,127,437
Occupancy and equipment                                     3,754,558      3,438,681
ATM and debit card expense                                  1,329,713      1,111,175
Advertising and marketing                                   1,108,525      1,045,905
Amortization of intangibles                                   515,887        246,379
Other expenses                                              4,775,592      4,280,088
------------------------------------------------------------------------------------
  Total non-interest expense                               26,621,423     22,249,665
------------------------------------------------------------------------------------
  Income before income taxes                               17,291,114     15,307,335
Income tax expense                                          6,114,049      5,810,591
------------------------------------------------------------------------------------

  Net income                                              $11,177,065   $  9,496,744
------------------------------------------------------------------------------------

PER SHARE INFORMATION
------------------------------------------------------------------------------------
Diluted earnings per share                                $      0.58   $       0.48
Basic earnings per share                                         0.61           0.51
Dividends paid per share                                         0.16           0.13
------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 1999 and 1998


                                    COMMON
                                   STOCK AND
                                   ADDITIONAL                                  UNEARNED       NON-OWNER
                                    PAID-IN       RETAINED      TREASURY      RESTRICTED     ADJUSTMENTS
UNAUDITED                           CAPITAL       EARNINGS       STOCK          STOCK         TO EQUITY      TOTAL
----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1998         $36,534,228   $88,100,961   ($9,745,333)   ($1,051,113)     ($522,022)  $113,316,721
                                                                                                        --------------
Net income                                        4,697,851                                                  4,697,851
Securities valuation
adjustment, net of income taxes                                                               2,676,815      2,676,815
                                                                                                        --------------
Net income and non-owner
  adjustments to equity                                                                                      7,374,666
                                                                                                        --------------
Dividends paid                                   (1,296,604)                                                (1,296,604)
Exercise of stock options                             4,964       823,663                                      828,627
Restricted stock award                              379,060       342,848       (721,908)                           -
Purchase of treasury stock                                     (1,576,249)                                  (1,576,249)
Amortization of restricted
  stock                                                                          172,681                       172,681
----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998          $36,534,228   $91,886,232  ($10,155,071)   ($1,600,340)    $2,154,793   $118,819,842
----------------------------------------------------------------------------------------------------------------------


UNAUDITED
----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999         $36,534,228   $98,391,434  ($16,470,424)   ($1,090,145)    $2,162,220   $119,527,313
                                                                                                        --------------
Net income                                        6,166,082                                                  6,166,082
Securities valuation
adjustment, net of taxes                                                                     (1,660,169)    (1,660,169)
                                                                                                        --------------
Net income and non-owner
  adjustments to equity                                                                                      4,505,913
                                                                                                        --------------
Dividends paid                                   (1,632,500)                                                (1,632,500)
Exercise of stock options                        (3,580,234)    9,395,746                                    5,815,512
Amortization of restricted
  stock                                                                          166,421                       166,421
----------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999          $36,534,228   $99,344,782   ($7,074,678)     ($923,724)      $502,051   $128,382,659
----------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 1999 and 1998


                                       COMMON
                                    STOCK AND
                                   ADDITIONAL                                  UNEARNED     NON-OWNER
                                      PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                             CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997      $36,534,228   $84,548,291  ($10,845,168)    ($211,006)    ($664,999)  $109,361,346
                                                                                                      --------------
Net income                                        9,496,744                                                9,496,744
Securities valuation
adjustment, net of income taxes                                                             2,819,792      2,819,792
                                                                                                      --------------
Net income and non-owner
  adjustments to equity                                                                                   12,316,536
                                                                                                      --------------
Dividends paid                                   (2,404,676)                                              (2,404,676)
Exercise of stock options                          (518,223)    1,457,034                                    938,811
Restricted stock award                              764,096       969,312    (1,733,408)                           -
Purchase of treasury stock                                     (1,736,249)                                (1,736,249)
Amortization of restricted
  stock                                                                         344,074                      344,074
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998          $36,534,228   $91,886,232  ($10,155,071)  ($1,600,340)   $2,154,793   $118,819,842
--------------------------------------------------------------------------------------------------------------------


UNAUDITED
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998      $36,534,228   $97,291,806  ($12,722,834)  ($1,256,266)   $2,837,713   $122,684,647
                                                                                                      --------------
Net income                                       11,177,065                                               11,177,065
Securities valuation
adjustment, net of taxes                                                                   (2,335,662)    (2,335,662)
                                                                                                      --------------
Net income and non-owner
  adjustments to equity                                                                                    8,841,403
                                                                                                      --------------
Dividends paid                                   (2,902,687)                                              (2,902,687)
Exercise of stock options                        (6,221,402)   13,613,811                                  7,392,409
Purchase of treasury stock                                     (7,965,655)                                (7,965,655)
Amortization of restricted
  stock                                                                         332,542                      332,542
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999          $36,534,228   $99,344,782   ($7,074,678)    ($923,724)     $502,051   $128,382,659
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 1999 and 1998


                                                                                 THREE MONTHS ENDED JUNE 30
                                                                              -------------------------------
                                                                                   1999            1998
                                                                                (UNAUDITED)     (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                   $   6,166,082    $   4,697,851
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses (recoveries), net                      (12,033)         103,899
    Net loan costs deferred                                                         (126,057)        (182,528)
    Amortization (including mortgage servicing rights)                             1,596,052        3,417,080
    Depreciation                                                                     620,974          620,200
    Gains on sales of loans and other investments                                 (2,040,665)      (3,760,721)
    Increase in accrued interest receivable                                         (483,491)      (1,568,813)
    Increase (decrease) in accrued interest payable                                   11,808         (597,286)
    Increase (decrease) in current and deferred income taxes                         764,476         (399,886)
    Other accruals and prepaids, net                                                 443,068          137,598
-------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales           6,940,214        2,467,394
  Loans originated for sale                                                     (106,403,677)    (152,088,439)
  Sales of loans originated for sale                                              99,395,772      191,259,750
-------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                                         (67,691)      41,638,705
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                     23,996,017      (23,844,209)
  Maturities of investment securities                                                      -        4,578,484
  Purchases of mortgage-backed and related securities available for sale         (60,503,884)               -
  Principal payments on mortgage-backed and related securities available for      15,062,531        3,387,384
sale
  Principal payments on mortgage-backed and related securities held for           22,180,706       10,006,440
investment
  Loans originated for investment                                               (163,005,234)    (148,312,974)
  Loans purchased for investment                                                 (31,229,916)               -
  Loan principal repayments                                                      126,547,572      104,112,179
  Sales of loans originated for investment                                         4,089,886       13,495,563
  Sales of real estate                                                               629,545          739,571
  Additions to office properties and equipment                                      (109,480)        (715,066)
  Other, net                                                                      (2,544,054)       4,634,143
-------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                        (64,886,311)     (31,918,485)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                             13,981,335       72,623,168
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings         44,626,000      (75,000,000)
  Decrease in other borrowings                                                    (1,451,565)        (501,427)
  Increase in advance payments by borrowers for taxes and insurance                2,758,386          240,653
  Proceeds from sale of common stock                                               2,726,251           85,207
  Purchase of treasury stock                                                               -       (1,576,249)
  Dividends paid                                                                  (1,632,500)      (1,296,604)
  Other, net                                                                       1,775,095        1,231,643
-------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by financing activities                              62,783,002       (4,193,609)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                (2,171,000)       5,526,611
Cash and due from banks at beginning of period                                    30,245,422       28,126,691
-------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                   $  28,074,422    $  33,653,302
-------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                     $  31,097,103    $  27,115,911
  Interest paid on deposits and borrowings                                        18,110,304       17,804,124
  Income taxes paid                                                                2,650,000        3,234,000
  Income taxes refunded                                                                    -          389,875
  Mortgage-backed security swaps                                                           -      222,259,814
-------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 1999 and 1998


                                                                                       SIX MONTHS ENDED JUNE 30
                                                                                  ---------------------------------
                                                                                     1999               1998
                                                                                  (UNAUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $11,177,065         $9,496,744
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                       141,053            356,340
    Net loan costs deferred                                                             (316,741)          (530,506)
    Amortization (including mortgage servicing rights)                                 3,964,772          6,219,427
    Depreciation                                                                       1,248,190          1,238,309
    Gains on sales of loans and other investments                                     (5,630,878)        (7,580,744)
    Increase in accrued interest receivable                                           (1,547,031)        (1,963,017)
    Increase (decrease) in accrued interest payable                                       86,150           (564,325)
    Increase in current and deferred income taxes                                      2,980,298          2,120,869
    Other accruals and prepaids, net                                                     748,623           (409,336)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales              12,851,501          8,383,761
  Loans originated for sale                                                         (217,326,668)      (367,119,122)
  Sales of loans originated for sale                                                 249,258,136        365,852,539
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                 44,782,969          7,117,178
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                         86,688,005        (75,838,836)
  Purchases of investment securities                                                   (941,688)                  -
  Maturities of investment securities                                                          -         15,442,923
  Purchases of mortgage-backed and related securities available for sale            (109,817,038)
  Purchases of mortgage-backed and related securities held for investment            (51,163,258)                 -
  Principal payments on mortgage-backed and related securities available for          51,294,971          6,522,100
sale
  Principal payments on mortgage-backed and related securities held for               31,061,775         16,601,385
investment
  Loans originated for investment                                                   (325,602,553)      (260,991,142)
  Loans purchased for investment                                                     (87,653,795)                 -
  Loan principal repayments                                                          250,531,894        209,520,184
  Sales of loans originated for investment                                            21,525,995         56,553,153
  Sales of real estate                                                                 1,084,545          3,764,554
  Additions to office properties and equipment                                          (844,547)        (1,689,585)
  Purchases of mortgage servicing rights                                                       -           (454,774)
  Other, net                                                                          (1,433,985)         2,520,693
-------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                           (135,269,679)       (28,049,345)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposit liabilities                                     (14,415,736)       133,054,429
  Long-term advances from Federal Home Loan Bank                                      42,000,000         75,000,000
  Repayment of long-term Federal Home Loan Bank advances                              (4,915,000)       (16,580,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings             49,026,000       (156,300,000)
  Increase (decrease) in other borrowings                                              4,246,356        (11,503,330)
  Increase in advance payments by borrowers for taxes and insurance                    4,026,699          1,600,880
  Proceeds from sale of common stock                                                   3,290,459            195,391
  Purchase of treasury stock                                                          (7,965,655)        (1,736,249)
  Dividends paid                                                                      (2,902,687)        (2,404,676)
  Other, net                                                                           2,527,991          3,319,541
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                         74,918,427         24,645,986
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                   (15,568,283)         3,713,819
Cash and due from banks at beginning of period                                        43,642,705         29,939,484
-------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                         $28,074,422        $33,653,303
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                           $60,766,162        $56,353,350
  Interest paid on deposits and borrowings                                            36,539,401         35,489,376
  Income taxes paid                                                                    3,041,000          3,659,000
  Income taxes refunded                                                                        -            389,875
  Mortgage-backed security swaps                                                               -        222,259,814
-------------------------------------------------------------------------------------------------------------------

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


NOTE 2--BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 1999, may not necessarily be indicative of the results which may be expected for the entire year ending December 31, 1999.

         Certain 1998 balances have been reclassified to conform to the 1999 presentation.

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

     MEASUREMENT OF SEGMENT PROFIT (LOSS) Management evaluates the after-tax performance of the Bank's profit centers as if each center were a separate entity--each with its own earning assets, actual and/or allocated non-earning assets, and allocated funding resources. Each profit center has its own interest income, non-interest income, and non-interest expense as captured by the Bank's accounting systems. Interest expense is allocated to each profit center according to its use of the Bank's funding sources, which consist primarily of deposit liabilities, Federal Home Loan Bank ("FHLB") advances, and equity. In general, all funding sources are allocated proportionately to each profit center. However, in certain instances specific liabilities may be matched against specific assets of profit centers.

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

     INCOME TAXES In general, a standard income tax rate of approximately 41% is used for segment reporting purposes. However, the income tax benefit associated with assets held in Nevada by FCHI, the Bank's wholly-owned investment subsidiary, is allocated to the profit centers that own such assets. This results in a lower effective income tax rate, or even a negative rate, for such profit centers. During the six months ended June 30, 1998, the investment and mortgage-related securities profit center was the only segment that held assets in Nevada. During the six months ended June 30, 1999, this segment, as well as the residential loan portfolio, held assets in Nevada.

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

     SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following tables contain profit (loss) statements for each of the Bank's reportable segments for the three and six month periods ended June 30, 1999 and 1998. In addition to the after-tax performance of profit centers, management of the Bank closely monitors the net cost to acquire and maintain deposit liabilities (as defined elsewhere in this footnote). The net cost to acquire and maintain deposit liabilities was 1.06% and 1.26% of average deposit liabilities outstanding during the three months ended June 30, 1999 and 1998, respectively, and 1.19% and 1.29% during the six months ended June 30, 1999 and 1998, respectively.

                                                            LOANS HELD FOR INVESTMENT
                                               ----------------------------------------------------   INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS      MORTGAGE                 COMMERCIAL                             & MORTGAGE
THREE MOS. ENDED JUNE 30, 1999         BANKING    RESIDENTIAL  REAL ESTATE   CONSUMER     EDUCATION   SECURITIES
----------------------------------------------------------------------------------------------------------------
Interest income                      $  754,959   $9,086,117   $6,810,682   $4,764,795   $3,530,206   $6,494,682
Interest expense                        821,199    5,574,916    3,599,569    2,451,580    1,675,241    4,354,459
Net cost to acquire and maintain
  deposit liabilities                    90,563      939,487      864,872      589,602      454,549      776,876
----------------------------------------------------------------------------------------------------------------
Net interest income (expense)
  before charge-offs                   (156,803)   2,571,714    2,346,241    1,723,613    1,400,416    1,363,347
Net loan charge-offs (recoveries)             -      (89,741)           -       83,912       13,796            -
----------------------------------------------------------------------------------------------------------------
Net interest income (expense)          (156,803)   2,661,455    2,346,241    1,639,701    1,386,620    1,363,347
Non-interest income                   5,239,686            -       12,556      273,511      100,406            -
Non-interest expense                  3,045,053      412,262      274,001      544,082      233,502       42,699
----------------------------------------------------------------------------------------------------------------
Profit (loss) before taxes            2,037,830    2,249,193    2,084,796    1,369,130    1,253,524    1,320,648
Income tax expense (benefit)            826,137      748,631      845,176      555,046      508,179      204,907
----------------------------------------------------------------------------------------------------------------
Segment profit (loss)                $1,211,693   $1,500,562   $1,239,620     $814,084     $745,345   $1,115,741
----------------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
Dollars in thousands
----------------------------------------------------------------------------------------------------------------
Average assets                          $77,123   $  546,265   $  362,808     $247,070     $191,830     $424,509
----------------------------------------------------------------------------------------------------------------
Total assets at end of period           $60,181   $  592,484   $  369,720     $253,479     $186,776     $419,791
----------------------------------------------------------------------------------------------------------------


                                                  SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS        OTHER    DEPARTMENT       NON-GAAP
THREE MOS. ENDED JUNE 30, 1999         SEGMENTS  ALLOCATIONS    ADJUSTMENTS      CONSOLIDATED
---------------------------------------------------------------------------------------------
Interest income                           -           -        $  139,153 (1)   $  31,580,594
Interest expense                      $ 139,314       -          (494,166)(1)      18,122,112
Net cost to acquire and maintain
  deposit liabilities                       930   (3,716,879)        -                   -
---------------------------------------------------------------------------------------------
Net interest income (expense)
  before charge-offs                   (140,244)   3,716,879      633,319          13,458,482
Net loan charge-offs (recoveries          -           -            69,442 (2)          77,409
---------------------------------------------------------------------------------------------
Net interest income (expense)          (140,244)   3,716,879      563,878          13,381,073
Non-interest income                     158,072    5,322,367   (1,717,617)(3)       9,388,981
Non-interest expense                    145,178    9,039,246     (551,900)(3)      13,184,123
---------------------------------------------------------------------------------------------
Profit (loss) before taxes             (127,350)      -          (601,840)          9,585,931
Income tax expense (benefit)             (9,174)      -          (259,053)          3,419,849
---------------------------------------------------------------------------------------------
Segment profit (loss)                 ($118,176)      -         ($342,787)      $   6,166,082
---------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
Dollars in thousands
---------------------------------------------------------------------------------------------
Average assets                       $      385       -           ($8,040)(4)   $   1,841,950
---------------------------------------------------------------------------------------------
Total assets at end of period        $      422       -           ($8,108)(4)   $   1,874,745
---------------------------------------------------------------------------------------------



                                                           LOANS HELD FOR INVESTMENT
                                                ------------------------------------------------    INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS     MORTGAGE               COMMERCIAL                              & MORTGAGE      OTHER
THREE MOS. ENDED JUNE 30, 1998       BANKING    RESIDENTIAL REAL ESTATE    CONSUMER    EDUCATION    SECURITIES     SEGMENTS
---------------------------------------------------------------------------------------------------------------------------
Interest income                    $  839,648   $8,333,428   $6,145,292   $4,496,253   $3,301,767   $5,450,418        -
Interest expense                      967,118    5,017,274    3,381,825    2,434,130    1,799,083    4,197,720     $ 22,419
Net cost to acquire and maintain
 deposit liabilities                  110,960    1,045,351      841,165      605,374      485,235      701,197        2,042
---------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)
  before charge-offs                 (238,430)   2,270,803    1,922,302    1,456,749    1,017,449      551,501      (24,461)
Net loan charge-offs (recoveries)       --            (833)          --       81,748        6,985         -            -
---------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)        (238,430)   2,271,636    1,922,302    1,375,001    1,010,464      551,501      (24,461)
Non-interest income                 4,256,126         --         11,000      243,612          561         -          54,463
Non-interest expense                3,199,514      466,241      268,625      426,776      188,998       38,675      108,946
---------------------------------------------------------------------------------------------------------------------------
Profit (loss) before taxes            818,182    1,805,395    1,664,677    1,191,837      822,027      512,826      (78,944)
Income tax expense (benefit)          331,691      731,908      674,860      483,171      333,250        1,385      (17,954)
---------------------------------------------------------------------------------------------------------------------------
Segment profit (loss)              $  486,491   $1,073,487   $  989,817   $  708,666   $  488,777   $  511,441     ($60,990)
---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
Dollars in thousands
---------------------------------------------------------------------------------------------------------------------------
Average assets                     $   82,823   $  453,313   $  301,123   $  216,764   $  173,834   $  356,690     $    732
---------------------------------------------------------------------------------------------------------------------------
Total assets at end of period      $   63,881   $  337,184   $  311,180   $  220,405   $  174,575   $  483,593     $    743
---------------------------------------------------------------------------------------------------------------------------


                                       SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS     DEPARTMENT          NON-GAAP
THREE MOS. ENDED JUNE 30, 1998      ALLOCATIONS       ADJUSTMENTS      CONSOLIDATED
-----------------------------------------------------------------------------------
Interest income                          -         $     117,918 (1)   $ 28,684,724
Interest expense                         -              (612,732)(1)     17,206,837
Net cost to acquire and maintain
 deposit liabilities                 (3,791,324)            -                -
-----------------------------------------------------------------------------------
Net interest income (expense)
  before charge-offs                  3,791,324          730,650         11,477,887
Net loan charge-offs (recoveries)        -                   834 (2)         88,734
-----------------------------------------------------------------------------------
Net interest income (expense)         3,791,324          729,816         11,389,153
Non-interest income                   3,674,697         (748,546)(3)      7,491,913
Non-interest expense                  7,466,021         (816,296)(3)     11,347,500
-----------------------------------------------------------------------------------
Profit (loss) before taxes               -               797,566          7,533,566
Income tax expense (benefit)             -               297,404          2,835,715
-----------------------------------------------------------------------------------
Segment profit (loss)                    -         $     500,162       $  4,697,851
-----------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
Dollars in thousands
-----------------------------------------------------------------------------------
Average assets                           -              ($11,896)(4)   $  1,573,383
-----------------------------------------------------------------------------------
Total assets at end of period            -               ($7,156)(4)   $  1,584,405
-----------------------------------------------------------------------------------

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


                                                            LOANS HELD FOR INVESTMENT
                                                    -------------------------------------------------------        INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS       MORTGAGE                     COMMERCIAL                                     & MORTGAGE
SIX MOS. ENDED JUNE 30, 1999           BANKING      RESIDENTIAL     REAL ESTATE      CONSUMER      EDUCATION       SECURITIES
--------------------------------------------------------------------------------------------------------------------------------
Interest income                      $1,621,539     $17,081,990     $13,543,369     $9,356,513     $7,120,331     $13,297,187
Interest expense                      1,740,919      10,640,473       7,301,965      4,961,935      3,505,326       9,173,692
Net cost to acquire and maintain
  deposit liabilities                   256,973       1,897,295       1,907,041      1,296,402      1,036,030       1,944,524
--------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                 (376,353)      4,544,222       4,334,363      3,098,176      2,578,975       2,178,971
Net loan charge-offs (recoveries)          -            (63,033)          -            197,227         21,859           -
--------------------------------------------------------------------------------------------------------------------------------
Net interest income (expense)          (376,353)      4,607,255       4,334,363      2,900,949      2,557,116       2,178,971
Non-interest income                   9,714,022           -              60,430        484,777        103,502           -
 Non-interest expense                 6,228,524         798,803         528,973        986,930        436,618          90,102
--------------------------------------------------------------------------------------------------------------------------------
 Profit (loss) before taxes           3,109,145       3,808,452       3,865,820      2,398,796      2,224,000       2,088,869
Income tax expense (benefit)          1,260,448       1,255,677       1,567,203        972,473        901,610         206,498
--------------------------------------------------------------------------------------------------------------------------------
 Segment profit (loss)               $1,848,697     $ 2,552,775     $ 2,298,617     $1,426,323     $1,322,390     $ 1,882,371
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
Dollars in thousands
--------------------------------------------------------------------------------------------------------------------------------
Average assets                       $   80,713     $   512,921     $   357,370     $  242,845     $  194,071     $   437,580
--------------------------------------------------------------------------------------------------------------------------------
Total assets at end of period        $   60,181     $   592,484     $   369,720     $  253,479     $  186,776     $   419,791
--------------------------------------------------------------------------------------------------------------------------------

                                                       SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS       OTHER        DEPARTMENT       NON-GAAP
SIX MOS. ENDED JUNE 30, 1999           SEGMENTS     ALLOCATIONS     ADJUSTMENTS       CONSOLIDATED
--------------------------------------------------------------------------------------------------
Interest income                           -             -          $   292,264 (1)    $62,313,193
Interest expense                     $  200,208         -             (898,967)(1)     36,625,551
Net cost to acquire and maintain
  deposit liabilities                     1,719     (8,339,984)         -                  -
--------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                 (201,927)     8,339,984       1,191,231         25,687,642
Net loan charge-offs (recoveries)        -               -              76,875 (2         232,928
--------------------------------------------------------------------------------------------------
Net interest income (expense)          (201,927)     8,339,984       1,114,356         25,454,714
Non-interest income                     169,140     10,018,128      (2,092,176)(3)     18,457,823
 Non-interest expense                   239,857     18,358,112      (1,046,496)(3)     26,621,423
--------------------------------------------------------------------------------------------------
 Profit (loss) before taxes            (272,644)        -               68,676         17,291,114
Income tax expense (benefit)            (51,824)        -                1,964          6,114,049
--------------------------------------------------------------------------------------------------
 Segment profit (loss)                ($220,820)        -          $    66,712        $11,177,065
--------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
Dollars in thousands
--------------------------------------------------------------------------------------------------
Average assets                       $     321          -              ($7,405)(4)    $ 1,818,416
--------------------------------------------------------------------------------------------------
Total assets at end of period        $     422          -              ($8,108)(4)    $ 1,874,745
--------------------------------------------------------------------------------------------------
                                                            LOANS HELD FOR INVESTMENT
                                                    --------------------------------------------------------       INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS       MORTGAGE                     COMMERCIAL                                     & MORTGAGE
SIX MOS. ENDED JUNE 30, 1998           BANKING      RESIDENTIAL     REAL ESTATE      CONSUMER      EDUCATION       SECURITIES
--------------------------------------------------------------------------------------------------------------------------------
Interest income                      $2,192,685     $18,816,323     $12,211,602     $8,920,589     $6,603,124     $ 9,317,055
Interest expense                      2,266,097      11,303,634       6,611,147      4,840,020      3,620,353       7,377,032
 Net cost to acquire and maintain
   deposit liabilities                  227,777       2,304,425       1,687,054      1,236,008        999,596       1,133,565
--------------------------------------------------------------------------------------------------------------------------------
 Net interest income (expense)
   before charge-offs                  (301,189)      5,208,264       3,913,401      2,844,561      1,983,175         806,458
Net loan charge-offs (recoveries)         -             (11,826)        203,379        149,933         12,854           -
--------------------------------------------------------------------------------------------------------------------------------
 Net interest income (expense)         (301,189)      5,220,090       3,710,022      2,694,628      1,970,321         806,458
Non-interest income                   9,034,757           -              24,586        435,209          5,923           -
Non-interest expense                  6,111,084       1,089,640         770,441        867,753        382,515          77,463
--------------------------------------------------------------------------------------------------------------------------------
 Profit (loss) before taxes           2,622,484       4,130,450       2,964,167      2,262,084      1,593,729         728,995
Income tax expense (benefit)          1,063,155       1,674,485       1,201,673        917,049        646,098         (46,265)
--------------------------------------------------------------------------------------------------------------------------------
 Segment profit (loss)               $1,559,329     $ 2,455,965     $ 1,762,494     $1,345,035     $  947,631     $   775,260
--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Information
Dollars in thousands
--------------------------------------------------------------------------------------------------------------------------------
Average assets                       $   95,951     $   504,965     $   293,674     $  215,007     $  173,883     $   310,227
--------------------------------------------------------------------------------------------------------------------------------
Total assets at end of period        $   63,881     $   337,184     $   311,180     $  220,405     $  174,575     $   483,593
--------------------------------------------------------------------------------------------------------------------------------
                                                     SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS       OTHER        DEPARTMENT         NON-GAAP
SIX MOS. ENDED JUNE 30, 1998           SEGMENTS     ALLOCATIONS       ADJUSTMENTS     CONSOLIDATED
--------------------------------------------------------------------------------------------------
Interest income                           -             -           $  254,989 (1)    $58,316,367
Interest expense                     $  56,216          -           (1,149,448)(1)     34,925,051
 Net cost to acquire and maintain
   deposit liabilities                   4,194     (7,592,619)           -                 -
--------------------------------------------------------------------------------------------------
 Net interest income (expense)
   before charge-offs                  (60,410)     7,592,619        1,404,437         23,391,316
Net loan charge-offs (recoveries)        -               -            (212,418)(2)        141,922
--------------------------------------------------------------------------------------------------
 Net interest income (expense)         (60,410)     7,592,619        1,616,855         23,249,394
Non-interest income                    (26,655)     6,840,304       (2,006,518)(3)     14,307,606
Non-interest expense                   177,213     14,432,923       (1,659,367)(3)     22,249,665
--------------------------------------------------------------------------------------------------
 Profit (loss) before taxes           (264,278)         -            1,269,704         15,307,335
Income tax expense (benefit)           (89,477)         -              443,873          5,810,591
--------------------------------------------------------------------------------------------------
 Segment profit (loss)               ($174,801)         -           $  825,831        $ 9,496,744
--------------------------------------------------------------------------------------------------
Balance Sheet Information
Dollars in thousands
--------------------------------------------------------------------------------------------------
Average assets                       $     730          -             ($12,764)(4)    $ 1,581,673
--------------------------------------------------------------------------------------------------
Total assets at end of period        $     743          -              ($7,156)(4)    $ 1,584,405
--------------------------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS

     QUARTER OVERVIEW The Corporation's net income for the three months ended June 30, 1999 and 1998, was $6.2 million or $0.32 per diluted share and $4.7 million or $0.24 per diluted share, respectively. These amounts represented a return on average assets of 1.34% and 1.19%, respectively, and a return on average equity of 20.04% and 16.50%, respectively.

     The increase in net income from 1998 to 1999 was primarily attributable to a $2.5 million improvement in loan servicing fees, a $2.0 million increase in net interest income, and a $1.5 million increase in retail banking fees. These developments were offset in part by a $1.7 million decline in gain on sales of loans, a $1.1 million increase in compensation and employee benefits, a $485,000 decline in other non-interest income, and a $440,000 increase in other non-interest expense.

     SIX MONTH OVERVIEW The Corporation's net income for the six months ended June 30, 1999 and 1998, was $11.2 million or $0.58 per diluted share and $9.5 million or $0.48 per diluted share, respectively. These amounts represented a return on average assets of 1.23% and 1.20%, respectively, and a return on average equity of 18.31% and 16.82%, respectively.

     The increase in net income from 1998 to 1999 was due principally to a $3.6 million improvement in loan servicing fees, a $2.4 million increase in retail banking fees, and a $2.3 million increase in net interest income. These developments were partially offset by a $3.0 million increase in compensation and employee benefits, a $1.9 million decline in gain on sales of loans, and a $495,000 increase in other non-interest expense.

     The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and six month periods ended June 30, 1999 and 1998.

     NET INTEREST INCOME Net interest income increased by $2.0 million or 17.3% and $2.3 million or 9.8% during the three and six month periods ended June 30, 1999, as compared to the same periods in the previous year. Net interest income was favorably impacted by a $252.5 million or 17.1% increase and a $217.6 million or 14.6% increase in the Corporation's average interest-earning assets between periods, respectively. The principal source of growth during these periods was in the Corporation's single-family residential loans, consumer loans, and commercial real estate loans. Although mortgage-backed and related securities also increased substantially, this increase was largely the result of the Corporation's securitization of adjustable-rate residential mortgage loans into mortgage-backed securities ("MBSs") during the second quarter of 1998. The Corporation's growth was primarily funded by increases in deposit liabilities, including non-interest-bearing deposits, and to a lesser degree, by an increase in FHLB advances and a decline in overnight investments. Refer to "Financial Condition" for additional discussion.

     The Corporation's interest rate spread increased from 2.59% during the three months ended June 30, 1998, to 2.64% during the same period in 1999. Between these periods, a 47 basis point decline in the Corporation's average yield on interest-earning assets was more than offset by a 52 basis point decline in its average cost of interest-bearing liabilities. These declines were attributable to a generally lower interest rate environment in 1999 as compared to 1998. More recently, the Corporation's average cost of interest-bearing liabilities declined from 4.86% during the first quarter of 1999 to 4.65% in the quarter just ended. This decline contributed significantly to an 18 basis point improvement in the Corporation's interest rate spread during the most recent quarter. During the first two quarters of this year, a significant portion of the Corporation's certificates of deposits matured and were replaced by certificates carrying a lower rate of interest. In addition, during this period the Corporation reduced the rate it pays on its interest-bearing checking accounts, money market savings accounts, and regular savings accounts.

     The Corporation's interest rate spread decreased from 2.62% during the six months ended June 30, 1998, to 2.54% during the same period in 1999. Management attributes this decrease to a generally flatter yield curve environment in 1999 as compared to 1998. This type of interest rate environment has an unfavorable impact on the Corporation's interest rate spread because of the tendency of the Corporation's assets to price off a longer end of the yield curve than its liabilities.

     The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and six month periods ended June 30, 1999 and 1998.


Dollars in thousands                     THREE MONTHS ENDED JUNE 30, 1999         THREE MONTHS ENDED JUNE 30, 1998
---------------------------------------------------------------------------------------------------------------------
                                        AVERAGE                      YIELD/      AVERAGE                       YIELD/
                                        BALANCE       INTEREST        COST       BALANCE       INTEREST         COST
---------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans         $  561,192     $ 9,933         7.08%     $  476,995     $ 9,265         7.77%
  Commercial real estate loans            343,805       6,816         7.93         286,421       6,148         8.59
  Consumer loans                          413,990       8,324         8.04         370,601       7,839         8.46
---------------------------------------------------------------------------------------------------------------------
  Total loans                           1,318,987      25,073         7.60       1,134,017      23,252         8.20
Mortgage-backed and related               379,797       6,069         6.39         230,965       3,846         6.66
securities
Investment securities                       1,039          11         4.12           7,390         112         6.06
Interest-bearing deposits with             18,348         210         4.58          93,501       1,258         5.38
banks
Other earning assets                       13,462         218         6.48          13,215         217         6.57
---------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets         1,731,633      31,581         7.29       1,479,088      28,685         7.76
Non-interest-earning assets:
  Office properties and equipment          24,971                                   24,677
  Other assets                             85,346                                   69,618
---------------------------------------------------------------------------------------------------------------------
  Total assets                         $1,841,950                               $1,573,383
Interest-bearing liabilities:
  Regular savings accounts             $  112,165     $   416         1.48%     $   94,537     $   420         1.78%
  Checking accounts                        70,525         129         0.73          57,290         142         0.99
  Money market accounts                   180,327       1,664         3.69         147,025       1,512         4.11
  Certificates of deposit                 930,901      12,488         5.37         822,392      12,399         6.03
---------------------------------------------------------------------------------------------------------------------
  Total deposits                        1,293,918      14,697         4.54       1,121,244      14,473         5.16
FHLB advances                             253,217       3,277         5.18         202,251       2,691         5.32
Other borrowings                           11,608         148         5.10           7,632          43         2.25
---------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities    1,558,743      18,122         4.65       1,331,127      17,207         5.17
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           142,082                                  115,066
  Other liabilities                        18,040                                   13,270
---------------------------------------------------------------------------------------------------------------------
  Total liabilities                     1,718,865                                1,459,463
Stockholders' equity                      123,085                                  113,920
---------------------------------------------------------------------------------------------------------------------
  Total liabilities                    $1,841,950                               $1,573,383
  and stockholders' equity
---------------------------------------------------------------------------------------------------------------------
Net interest income                                   $13,458                                  $11,478
---------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                  2.64%                                    2.59%
---------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of
  average earning assets                                              3.11%                                    3.10%
---------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
  average interest-bearing liabilities                              111.09%                                  111.12%
---------------------------------------------------------------------------------------------------------------------




Dollars in thousands                     SIX MONTHS ENDED JUNE 30, 1999           SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------------------------------------------
                                        AVERAGE                      YIELD/      AVERAGE                       YIELD/
                                        BALANCE       INTEREST        COST       BALANCE       INTEREST         COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans         $  533,008     $18,904         7.09%     $  542,184      $21,212        7.82%
  Commercial real estate loans            338,623      13,552         8.00         279,651       12,219        8.74
  Consumer loans                          412,170      16,533         8.02         369,464       15,604        8.45
--------------------------------------------------------------------------------------------------------------------
    Total loans                         1,283,801      48,989         7.63       1,191,299       49,035        8.23
Mortgage-backed and related               361,763      11,745         6.49         199,957        6,463        6.46
securities
Investment securities                       1,023          22         4.39          10,325          310        6.00
Interest-bearing deposits with             49,589       1,146         4.62          75,426        2,030        5.38
banks
Other earning assets                       12,974         411         6.34          14,592          478        6.55
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets       1,709,150      62,313         7.29       1,491,599       58,316        7.82
Non-interest-earning assets:
  Office properties and equipment          25,030                                   24,532
  Other assets                             84,236                                   65,542
--------------------------------------------------------------------------------------------------------------------
    Total assets                       $1,818,416                               $1,581,673
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts             $  109,022     $   920         1.69%     $   91,995      $   865        1.88%
  Checking accounts                        69,155         292         0.84          55,548          272        0.98
  Money market accounts                   175,966       3,307         3.76         145,436        3,063        4.21
  Certificates of deposit                 943,124      25,853         5.48         800,935       24,041        6.00
--------------------------------------------------------------------------------------------------------------------
    Total deposits                      1,297,267      30,372         4.68       1,093,914       28,241        5.16
FHLB advances                             234,189       6,033         5.15         243,140        6,568        5.40
Other borrowings                            9,111         220         4.83           7,677          116        3.02
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing              1,540,567      36,626         4.75       1,344,731       34,925        5.19
liabilities
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           137,198                                  110,569
  Other liabilities                        18,561                                   13,443
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                   1,696,326                                1,468,743
Stockholders' equity                      122,090                                  112,930
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and              $1,818,416                               $1,581,673
stockholders' equity
--------------------------------------------------------------------------------------------------------------------
Net interest income                                   $25,688                                   $23,391
--------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                  2.54%                                    2.62%
--------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of
average earning assets                                                3.01%                                    3.14%
--------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
average interest-bearing liabilities                                110.94%                                  110.92%
--------------------------------------------------------------------------------------------------------------------

         PROVISION FOR LOAN LOSSES In general, provisions for loan losses recorded during the three and six month periods ended June 30, 1999 and 1998, approximated the Corporation's actual charge-off activity during such periods. Management of the Corporation expects the provision for the remainder of 1999 to also approximate actual charge-off activity, although there can be no assurances.

         As of June 30, 1999 and December 31, 1998, the Corporation's allowance for loan losses was $7.6 million or 0.58% and 0.66% of loans held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended June 30, 1999 and 1998, was $9.4 million and $7.5 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1998 to 1999.

         Retail banking fees and service charges increased by $1.5 million or approximately 40% during the three months ended June 30, 1999, as compared to the same period in the previous year. This increase was due in part to 26.9% in growth since December 31, 1997, in the number of checking accounts serviced by the Corporation. Approximately 50% of this growth came from retail banking offices opened or acquired since that date (refer to

"Results of Operations--Non-Interest Expense" for additional discussion). Also contributing to the increase in retail banking fees was an increase during the most recent period in the per-item charge for overdrafts on checking accounts.

         Loan servicing fees improved by $2.5 million from $(1.5) million during the three months ended June 30, 1998, to $968,000 during the same period in 1999. The improvement in 1999 was the result of an increase in interest rates, which reduced the impact of loan prepayments on the Corporation's mortgage servicing rights. During the second quarter of 1998, the Corporation recorded $2.4 million in losses on its mortgage servicing rights over-and-above that which management considered to be "normal" periodic amortization. This compared to no such losses during the most recent quarter.

         Excluding the effects of the aforementioned losses, but net of "normal" periodic amortization of mortgage servicing rights, loan servicing fees would have increased by $73,000 or 8.2% during the three months ended June 30, 1999, compared to the same period in the previous year. This increase was attributable to a $116.2 million or 6.5% increase in mortgage loans serviced for others since June 30, 1998. This growth was due to an interest rate environment during most of 1998 and early 1999 that resulted in significant originations and sales of fixed-rate loans and which encouraged borrowers to convert single-family adjustable-rate mortgage loans, which the Corporation generally retains in portfolio, to fixed-rate mortgage loans. Upon conversion, these loans were also sold and the Corporation retained the servicing.

         Premiums and commissions on annuity and insurance sales increased by $155,000 or approximately 35% during the three months ended June 30, 1999, as compared to the same period in the previous year. The Corporation's current sources of premium and commission revenues are from sales of tax-deferred annuity contracts and credit life and disability insurance policies on consumer and mortgage loans. Most of the increase in the most recent quarter was attributable to increased sales of tax deferred annuity contracts.

         Gain on sales of mortgage loans decreased by $1.7 million from $3.8 million during the three months ended June 30, 1998, to $2.0 million during the same period in 1999. This decrease was primarily attributable to a $101.3 million or approximately 50% decrease in the Corporation's mortgage loan sales. This decrease was due to rising interest rates during most of 1999 that slowed loan originations and sales relative to the same quarter in the previous year.

         Other non-interest income decreased by $485,000 or approximately 40% during the three months ended June 30, 1999, as compared to the same period in the previous year. Most of this decrease was attributable to the fact that last year's results included a $390,000 state income tax refund for the Corporation's 1987-89 tax years. Also contributing was a decrease in fees received on loans originated as agent for the Wisconsin State Veteran's Administration ("State VA") and the Wisconsin Housing and Economic Development Authority ("WHEDA"), as well as a lower fee income from customers that converted their adjustable-rate mortgage loans to fixed-rate loans. These last two developments were attributable to rising interest rates during most of 1999, as previously described.

         Non-interest income for the six months ended June 30, 1999 and 1998, was $18.5 million and $14.3 million, respectively. Most of this increase was the result of a $3.6 million improvement in loan servicing fees from $(2.7) million in 1998 to $959,000 in 1999. Also contributing, however, was a $2.4 million or approximately 35% increase in retail banking fees and a $568,000 or approximately 70% increase in premiums and commissions on annuity and insurance sales. These developments were partially offset by a $1.9 million or 25.7% decrease in gain on sales of loans and a $475,000 or 27.6% decrease in other non-interest income. The explanations for these changes are substantially the same as those given in previous paragraphs for the three months ended June 30, 1999 and 1998.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended June 30, 1999 and 1998, was $13.1 million and $11.3 million, respectively. Non-interest expense as a percent of average assets was 2.88% for both of these periods. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1998 to 1999.

         Compensation and employee benefits increased by $1.1 million or 17.0% during the three months ended June 30, 1999, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to general growth in the number of banking facilities operated by the Corporation. Since December 31, 1997, the Corporation has opened or acquired eleven retail banking facilities and one loan production office. During the remainder of 1999, the Corporation intends to open three additional retail banking facilities, although there can be no assurances.

         As of June 30, 1999, the Corporation had 822 full-time equivalent employees. This compares to 808 and 750 as of December 31, 1998, and June 30, 1998, respectively.

         ATM and debit card transaction costs increased by $97,000 or 16.2% during the three months ended June 30, 1999, as compared to the same period in the previous year. This increase corresponds to an increase in the number of checking accounts serviced by the Corporation, as previously described, as well as an increase the number of ATMs operated by the Corporation.

         Amortization of intangible assets increased by $135,000 or approximately 110% during the three months ended June 30, 1999, as compared to the same period in the previous year. This increase was due to the Corporation's acquisition of $76.9 million in deposit liabilities from another financial institution during the fourth quarter of 1998. The Corporation paid a premium of $8.0 million for the deposits and certain other assets.

         Other non-interest expense increased by $440,000 or 23.2% during the three months ended June 30, 1999, as compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which was the Corporation's payment of $152,000 in sales and use taxes to the State of Wisconsin for prior years, as well as an increase in professional fees as a result of negotiations connected with the issue. Also contributing were increased communication and office supply costs, increased fraud, forgery, and other losses associated with customer accounts, and costs associated with the purchase of the aforementioned deposit liabilities. The Corporation has also experienced an increase in federal deposit insurance expense because of such purchase, as well as other sources of growth in its deposit liabilities.

         Non-interest expense for the six months ended June 30, 1999 and 1998, was $26.6 million and $22.2 million, respectively. Non-interest expense as a percent of average assets during these periods was 2.94% and 2.79%, respectively. This increase was primarily the result of a $3.0 million or 24.8% increase in compensation and employee benefits. Also contributing was a $496,000 or 11.6% increase in other non-interest expense, a $316,000 or 9.2% increase in occupancy and equipment expense, a $270,000 or approximately 110% increase in amortization of intangible assets, and a $219,000 or 19.7% increase in ATM and debit card expense. Except for occupancy and equipment expense, the explanations for these changes are substantially the same as those given in previous paragraphs for the three months ended June 30, 1999 and 1998. The increase in occupancy and equipment expense was primarily attributable to growth in the number of banking facilities operated by the Corporation, as previously described, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         INCOME TAX EXPENSE Income tax expense for the three months ended June 30, 1999 and 1998, was $3.4 million and $2.8 million, respectively, or 35.7% and 37.6% of pretax income, respectively. Income tax expense for the six months ended June 30, 1999 and 1998, was $6.1 million and $5.8 million, respectively, or 35.4% and 38.0% of pretax income, respectively. The Corporation's effective tax rate declined in 1999 because a greater share of its taxable earnings were in the State of Nevada during the 1999 periods as compared to the same periods in 1998 (the State of Nevada currently imposes no corporate income tax). During the second and fourth quarters of 1998 and the first and second quarters of 1999, the Corporation substantially increased its investment in its wholly-owned Nevada subsidiary, First Cap Holdings, Inc. ("FCHI"), which resulted in a lower effective income tax rate for the Corporation as-a-whole.

         Although the taxable income of FCHI is not subject to taxation in the State of Wisconsin, legislation was introduced in Wisconsin early in 1999 which would have required consolidated or "combined" state income tax returns for taxable years beginning after December 31, 1999. This legislation would have resulted in the taxable income of FCHI being subject to taxation in the State of Wisconsin. If the Corporation were required to file a combined state income tax return in Wisconsin for the 1999 tax year, the Corporation's consolidated income tax expense for the three and six months ended June 30, 1999, would have been approximately $500,000 and $1,000,000 higher, which would have reduced diluted earnings per share by $0.03 and $0.05 per share, respectively. As of the filing of this report, however, the "combined reporting" proposal had been removed from the State of Wisconsin's proposed legislation. However, there can be no assurances that such proposal will not be reinstated at a future date.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $88.2 million or 4.9% during the six months ended June 30, 1999. This increase was primarily the result of a $143.3 million or 12.2% increase in loans held for investment and a $75.2 million or 24.8% aggregate increase in mortgage-backed and related securities. These increases were funded by the proceeds from an $86.7 million or approximately 90% decrease in overnight investments, a $33.0 million or approximately 45% decrease in loans held for sale, and a $90.4 million or approximately 50% increase in FHLB advances and other borrowings. Proceeds from these sources were also used to cover a $14.4 million or 1.0% decrease in deposit liabilities.

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB and fed funds sold, decreased by $86.7 million from $96.5 million at December 31, 1998, to $9.9 million at June 30, 1999. The large amount of overnight investments at December 31, 1998, was caused by the temporary investment of proceeds from loan sales. In general, these proceeds were reinvested in loans held for investment and mortgage-backed and related securities during the six months ended June 30, 1999.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $75.2 million or 24.8% during the six months ended June 30, 1999. This increase was the result of the Corporation's purchase of $161.0 million in collateralized mortgage obligations during the period. This development was offset in part by the repayment of $82.4 million in mortgage-backed and related securities.

         LOANS HELD FOR SALE The Corporation's loans held for sale decreased by $33.0 million or approximately 45% during the six months ended June 30, 1999. This decrease was caused by a higher interest rate environment during the first six months of 1999, which slowed consumer demand for fixed-rate mortgage loans and reduced the number of conversions by borrowers of adjustable-rate loans into fixed-rate loans. Both of these categories of loans are classified as "held for sale" until the date of sale, which typically occurs within 30 to 60 days of origination and/or conversion.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $143.3 million or 12.2% during the six months ended June 30, 1999. During this period, the Corporation purchased $87.7 million in adjustable-rate mortgage loans originated by third-party financial institutions. These loans were purchased to maintain growth in the Corporation's level of earning assets. A flat yield curve environment during most of 1998 and early 1999 had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. Such environment tended to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, this environment encouraged borrowers to refinance their existing adjustable-rate residential mortgage loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined substantially. Although some of this decline was offset by internal growth in commercial real estate, consumer, and education loans, the Corporation elected to purchase adjustable-rate mortgage loans from third-party financial institutions in an effort to maintain growth in its earning assets. These loans were subjected to substantially the same underwriting process as the Corporation's own loans. The loans are located throughout the U.S., with no single state making up a significant portion of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 250 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of three to seven years before their first adjustment date. The loans have been purchased by FCHI, the Corporation's wholly-owned investment subsidiary in Nevada.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities declined by $14.4 million or 1.0% during the six months ended June 30, 1999. Most of this decline occurred in the Corporation's certificates of deposit, a significant portion of which matured during the most recent quarter. These maturities, combined with a decline in the rates offered by the Corporation on virtually all of its deposit products (as previously described), resulted in a modest decline in deposit liabilities during the period.

         FHLB ADVANCES AND OTHER BORROWINGS The Corporation's FHLB advances and other borrowings increased by $90.4 million or approximately 50% during the six months ended June 30, 1999. Additional advances were drawn during the period to fund growth in the Corporation's loans held for investment and mortgage-backed and related securities, as well as to cover the aforementioned decline in deposit liabilities.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $1.8 million or 0.10% of total assets at June 30, 1999, compared to $2.4 million or 0.13% of total assets at December 31, 1998.

         In addition to non-performing assets, at June 30, 1999, management was closely monitoring $6.6 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $6.4 million in such assets at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S government, federal agency, and other mortgage-related and investment securities of not less than 4% of net withdrawable accounts and short-term borrowings. The Bank was in full compliance with these regulations during the six months ended June 30, 1999.

         The Corporation's stockholder's equity ratio as of June 30, 1999, was 6.85% of total assets. The Corporation's objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1% and 15%, respectively. The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At June 30, 1999, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $2.9 million and $2.4 million during the six months ended June 30, 1999 and 1998, respectively. These amounts equated to dividend payout ratios of 26.0% and 25.3% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On July 27, 1999, the Corporation's Board of Directors declared a regular quarterly dividend of $0.09 per share payable on September 9, 1999, to shareholders of record on August 19, 1999.

         During the six months ended June 30, 1999, the Corporation repurchased 519,152 shares of common stock at a cost of $8.0 million under its 1997 stock repurchase plan (the "1997 Plan"). On April 20, 1999, the Corporation's Board of Directors approved a new plan to repurchase up to 905,248 of the Corporation's outstanding common stock (the "1999 Plan"). The shares may be repurchased from time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the six months ended June 30, 1999, the Corporation reissued 1,041,566 shares of common stock out of its inventory of treasury stock with a cost basis of $13.6 million. In general, these shares were issued upon the exercise of stock options by employees and directors of the Corporation.

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

         As of June 30, 1999, the Corporation was in compliance with its internal management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 1998.

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

         The Corporation's program to resolve the year 2000 issue involved the following four phases: assessment, remediation, testing, and implementation. The Corporation completed the assessment phase in 1998 and found that the year 2000 issue affected all of its significant information systems. With respect to remediation, the Corporation was substantially completed as of June 30, 1999. For all practical purposes, the testing and implementation of most software programs occurred simultaneously; the Corporation was substantially completed with this phase as of June 30, 1999. These efforts included systems purchased from and maintained by third-party software and hardware vendors.

         The Corporation's information systems interface directly with those of certain third-party transaction processors, to include the Federal Reserve Bank of Minneapolis. With respect to the year 2000 issue, the Corporation's information systems are highly dependent on the state of readiness of these third-party transaction processors, as well as the communication systems over which the data is exchanged. The Corporation has substantially completed the testing and implementation phases that relate to interface programs with third-party transaction processors as of June 30, 1999. The Corporation is unable, however, to provide any assurances with respect to year 2000 readiness on the part of public providers of communication services and other utilities.

         The Corporation has developed contingency plans to deal with communication and other utility failures that may occur as a result of the year 2000 issue. It has also developed plans to temporarily accumulate data related to customer transactions should its own information systems or those of third parties fail. A portion of such contingency plans includes the manual processing of certain types of customer transactions. In addition, it includes plans to temporarily honor certain obligations of reputable third parties, such as recurring deposits from the federal government, that could be disrupted by the year 2000 and which could have a significant impact on the Corporation's customers if not honored. However, there can be no assurances that the Corporation will honor the obligations of third parties. The Corporation's current contingency plans were approved by its Board of Directors on March 23, 1999.

         The Corporation has been using in-house personnel to identify and correct year 2000 issues, as well as cooperating with third-party software and hardware vendors. As of June 30, 1999, the Corporation estimates that it has spent approximately $360,000 in direct, incremental costs related to the year 2000 issue. This amount includes additional compensation costs to retain essential personnel, hire additional personnel, and purchase new software--it does not include opportunity costs. The Corporation is unable to estimate additional future costs of the year 2000 issue at this time, but does not believe such will be material to its financial condition or results of operations.

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


                                            FIRST FEDERAL CAPITAL CORP


/s/ Thomas W. Schini                        August 6, 1999
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
 (duly authorized officer)


/s/ Jack C. Rusch                           August 6, 1999
Jack C. Rusch
Executive Vice President and
Chief Financial Officer