Form 10-Q
period 1999-09-30
FIRST FEDERAL CAPITAL CORP
filed 1999-11-09
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended................................September 30, 1999

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

Class: COMMON STOCK--$.10 PAR VALUE Outstanding as of November 5, 1999:
18,841,157 (EXCLUDES 1,100,473 SHARES HELD AS TREASURY STOCK)

                          FORM 10-Q TABLE OF CONTENTS




PART I--FINANCIAL INFORMATION                                                                                              Page
             Item 1--Financial Statements ...................................................................................2

             Item 2--Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.............................................................................................15

             Item 3--Quantitative and Qualitative Disclosures about Market Risk.............................................24

PART II--OTHER INFORMATION

             Item 1--Legal Proceedings......................................................................................25

             Item 2--Changes in Securities..................................................................................25

             Item 3--Defaults Upon Senior Securites.........................................................................25

             Item 4--Submission of Matters to Vote of Security Holders......................................................25

             Item 5--Other Information......................................................................................25

             Item 6--Exhibits and Reports on Form 8-K.......................................................................25


SIGNATURES..................................................................................................................26

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 1999, and December 31, 1998

                                                                                     SEPTEMBER 30     DECEMBER 31
                                                                                         1999             1998
ASSETS                                                                               (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                               $31,316,533      $43,642,705
Interest-bearing deposits with banks                                                   20,347,104       96,549,775
Investment securities available for sale, at fair value                                   889,480                -
Mortgage-backed and related securities:
  Available for sale, at fair value                                                   237,046,160      204,108,879
  Held for investment, at cost (fair value of $110,200,000                            112,276,635      102,500,238
  and $102,900,000, respectively)                                                      50,746,257       72,002,437
Loans held for sale
Loans held for investment, net                                                      1,401,983,700    1,177,525,727
Federal Home Loan Bank stock                                                           16,852,300       12,485,500
Accrued interest receivable, net                                                       15,697,042       13,888,538
Office properties and equipment                                                        24,865,645       25,082,582
Mortgage servicing rights, net                                                         22,151,591       21,103,459
Intangible assets                                                                      12,718,871       13,485,366
Other assets                                                                            3,619,503        4,128,510
-------------------------------------------------------------------------------------------------------------------

  Total assets                                                                     $1,950,510,821   $1,786,503,716
-------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                $1,466,536,584   $1,460,135,660
Federal Home Loan Bank advances and other borrowings                                  332,512,740      189,777,984
Advance payments by borrowers for taxes and insurance                                   8,090,652        1,762,190
Accrued interest payable                                                                2,023,539        1,947,823
Other liabilities                                                                       9,810,092       10,195,412
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 1,818,973,607    1,663,819,069
-------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                  -                -
Common stock, $.10 par value, 100,000,000 shares authorized, 19,941,630 shares issued and outstanding, including 1,034,840 and 1,580,795 shares of treasury
  stock, respectively                                                                   1,994,163        1,994,163
Additional paid-in capital                                                             34,540,065       34,540,065
Retained earnings                                                                     102,988,703       97,291,806
Treasury stock, at cost                                                                (6,902,044)     (12,722,834)
Unearned restricted stock                                                                (757,454)      (1,256,266)
Non-owner adjustments to equity, net                                                     (326,219)       2,837,713
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                          131,537,214      122,684,647
-------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                       $1,950,510,821   $1,786,503,716
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 1999 and 1998

                                                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                                              -------------------------------------
                                                                                       1999                1998
                                                                                    (UNAUDITED)        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                   $26,303,498        $21,836,937
Interest on mortgage-backed and related securities                                    6,048,938          6,333,748
Interest and dividends on investments                                                   385,163            819,432
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                                              32,737,599         28,990,117
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                      14,938,294         15,215,226
Interest on FHLB advances and other borrowings                                        4,021,465          2,224,145
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             18,959,759         17,439,371
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                13,777,840         11,550,746
Provision for loan losses                                                                67,615             63,218
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                13,710,225         11,487,528
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                               5,418,220          3,827,025
Loan servicing fees, net                                                                863,359           (690,631)
Premiums and commissions on annuity and insurance sales                                 702,447            447,204
Gain on sales of loans                                                                  810,149          3,499,146
Other income                                                                            626,340            791,183
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                           8,420,515          7,873,927
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                    8,066,214          6,962,811
Occupancy and equipment                                                               1,887,824          1,722,632
Communications, postage, and office supplies                                          1,031,772            900,150
ATM and debit card expense                                                              655,935            596,919
Advertising and marketing                                                               592,019            510,681
Amortization of intangibles                                                             257,943            123,188
Other expenses                                                                        1,300,987          1,144,857
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                         13,792,694         11,961,238
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                          8,338,046          7,400,217
Income tax expense                                                                    2,913,768          2,627,940
-------------------------------------------------------------------------------------------------------------------

  Net income                                                                        $ 5,424,278        $ 4,772,277
-------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                          $      0.29        $      0.24
Basic earnings per share                                                                   0.29               0.26
Dividends paid per share                                                                   0.09               0.07
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months Ended September 30, 1999 and 1998

                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                              -------------------------------------
                                                                                    1999               1998
                                                                                 (UNAUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                   $75,292,579        $70,871,741
Interest on mortgage-backed and related securities                                   17,793,801         12,796,825
Interest and dividends on investments                                                 1,964,413          3,637,918
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                                              95,050,793         87,306,484
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                      45,310,267         43,456,559
Interest on FHLB advances and other borrowings                                       10,275,042          8,907,863
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             55,585,309         52,364,422
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                39,465,484         34,942,062
Provision for loan losses                                                               300,543            205,140
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                39,164,941         34,736,922
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                              14,683,772         10,715,104
Premiums and commissions on annuity and insurance sales                               2,058,318          1,235,561
Loan servicing fees, net                                                              1,822,716        (3,361,074)
Gain on sales of loans                                                                6,441,026         11,079,891
Other income                                                                          1,872,505          2,512,051
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                          26,878,337         22,181,533
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                   23,203,362         19,090,248
Occupancy and equipment                                                               5,642,382          5,161,313
Communications, postage, and office supplies                                          2,981,506          2,636,324
ATM and debit card expense                                                            1,985,648          1,708,094
Advertising and marketing                                                             1,700,544          1,556,586
Amortization of intangibles                                                             773,830            369,567
Other expenses                                                                        4,126,845          3,688,771
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                         40,414,117         34,210,903
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                         25,629,161         22,707,552
Income tax expense                                                                    9,027,817          8,438,531
-------------------------------------------------------------------------------------------------------------------

  Net income                                                                        $16,601,344        $14,269,021
-------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                          $      0.87        $      0.72
Basic earnings per share                                                                   0.90               0.77
Dividends paid per share                                                                   0.25               0.20
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended September 30, 1999 and 1998

                                     COMMON
                                  STOCK AND
                                 ADDITIONAL                                  UNEARNED     NON-OWNER
                                    PAID-IN      RETAINED    TREASURY      RESTRICTED   ADJUSTMENTS
UNAUDITED                           CAPITAL      EARNINGS       STOCK           STOCK     TO EQUITY         TOTAL
------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1998        $36,534,228   $91,886,232  ($10,155,071) ($1,600,340)    $2,154,793  $118,819,842
                                                                                                    --------------
Net income                                      4,772,277                                               4,772,277
Securities valuation
adjustment,
  net of income taxes                                                                     1,298,283     1,298,283
                                                                                                    --------------
Net income and non-owner
  adjustments to equity                                                                                 6,070,560
                                                                                                    --------------
Dividends paid                                 (1,297,861)                                             (1,297,861)
Exercise of stock options                        (550,038)      891,891                                   341,853
Purchase of treasury stock                                   (1,611,750)                               (1,611,750)
Amortization of restricted                                                   172,037                      172,037
stock
------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998   $36,534,228   $94,810,610  ($10,874,930) ($1,428,303)    $3,453,076  $122,494,681
------------------------------------------------------------------------------------------------------------------


UNAUDITED
------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999        $36,534,228   $99,344,782   ($7,074,678)   ($923,724)      $502,051  $128,382,659
                                                                                                    --------------
Net income                                      5,424,278                                               5,424,278
Securities valuation
adjustment,
  net of taxes                                                                             (828,270)     (828,270)
                                                                                                    --------------
Net income and non-owner
  adjustments to equity                                                                                 4,596,008
                                                                                                    --------------
Dividends paid                                 (1,701,611)                                             (1,701,611)
Exercise of stock options                         (78,746)      172,634                                    93,888
Amortization of restricted                                                   166,270                      166,270
stock
------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999   $36,534,228  $102,988,703   ($6,902,044)   ($757,454)     ($326,219) $131,537,214
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine months Ended September 30, 1999 and 1998

                                     COMMON
                                  STOCK AND
                                 ADDITIONAL                                  UNEARNED     NON-OWNER
                                    PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                           CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997    $36,534,228   84,548,291   ($10,845,168)    ($211,006)   ($664,999)   $109,361,346
                                                                                                    --------------
Net income                                    14,269,021                                                14,269,021
Securities valuation
adjustment,
  net of income taxes                                                                    4,118,075       4,118,075
                                                                                                    --------------
Net income and non-owner
  adjustments to equity                                                                                 18,387,096
                                                                                                    --------------
Dividends paid                                (3,702,537)                                               (3,702,537)
Exercise of stock options                     (1,068,261)     2,348,925                                  1,280,664
Restricted stock award                           764,096        969,312    (1,733,408)                           -
Purchase of treasury stock                                   (3,347,999)                                (3,347,999)
Amortization of restricted                                                    516,111                      516,111
stock
------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1998   $36,534,228  $94,810,610   ($10,874,930)  ($1,428,303)  $3,453,076    $122,494,681
------------------------------------------------------------------------------------------------------------------


UNAUDITED
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998    $36,534,228  $97,291,806   ($12,722,834)  ($1,256,266)  $2,837,713    $122,684,647
                                                                                                     -------------
Net income                                    16,601,344                                                16,601,344
Securities valuation
adjustment,
  net of taxes                                                                          (3,163,932)     (3,163,932)
                                                                                                     -------------
Net income and non-owner
  adjustments to equity                                                                                 13,437,412
                                                                                                     -------------
Dividends paid                                (4,604,298)                                               (4,604,298)
Exercise of stock options                     (6,300,149)    13,786,445                                  7,486,296
Purchase of treasury stock                                   (7,965,655)                                (7,965,655)
Amortization of restricted                                                    498,812                      498,812
stock
------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999   $36,534,228 $102,988,703    ($6,902,044)    ($757,454)   ($326,219)   $131,537,214
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 1999 and 1998

                                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                                             -------------------------------------
                                                                                   1999                 1998
                                                                                (UNAUDITED)          (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                       $5,424,278          $4,772,277
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                     45,636              67,042
    Net loan costs deferred                                                          (126,030)           (257,422)
    Amortization (including mortgage servicing rights)                              1,717,416           2,852,278
    Depreciation                                                                      628,382             612,281
    Gains on sales of loans and other investments                                    (810,149)         (3,499,147)
    Increase in accrued interest receivable                                          (261,473)         (1,533,848)
    Increase (decrease) in accrued interest payable                                   (10,434)            322,321
    Increase (decrease) in current and deferred income taxes                          886,198            (594,460)
    Other accruals and prepaids, net                                                 (443,698)            221,895
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales            7,050,126           2,963,217
  Loans originated for sale                                                       (57,066,106)       (168,021,007)
  Sales of loans originated for sale                                               46,851,008         146,357,438
------------------------------------------------------------------------------------------------------------------
      Net cash used by operations                                                  (3,164,972)        (18,700,352)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                     (10,485,334)         74,762,123
  Maturities of investment securities                                                       -           3,520,662
  Purchases of mortgage-backed and related securities held for investment                   -         (20,355,825)
  Principal payments on mortgage-backed and related securities available           21,106,196          20,338,249
for sale
  Principal payments on mortgage-backed and related securities held for            10,245,969          11,873,824
investment
  Loans originated for investment                                                (194,441,957)       (153,189,921)
  Loans purchased for investment                                                            -        (160,609,987)
  Loan principal repayments                                                       109,247,804          75,176,708
  Sales of loans originated for investment                                          2,192,875          16,353,667
  Sales of real estate                                                                232,828           1,345,561
  Additions to office properties and equipment                                       (917,948)         (1,021,485)
  Other, net                                                                       (1,649,776)         (2,278,160)
------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                         (64,469,343)       (134,084,584)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                              20,816,660          32,170,405
  Long-term advances from Federal Home Loan Bank                                            -          75,660,000
  Repayment of long-term Federal Home Loan Bank advances                          (51,000,000)                  -
  Net increase in short-term Federal Home Loan Bank borrowings                    107,679,000          36,510,000
  Decrease in other borrowings                                                     (4,301,600)         (1,501,463)
  Increase in advance payments by borrowers for taxes and insurance                 2,301,763           1,438,089
  Proceeds from sale of common stock                                                        -             145,623
  Purchase of treasury stock                                                                -          (1,611,750)
  Dividends paid                                                                   (1,701,611)         (1,297,861)
  Other, net                                                                       (2,917,786)          3,567,547
------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                      70,876,426         145,080,590
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                  3,242,111          (7,704,346)
Cash and due from banks at beginning of period                                     28,074,422          33,653,302
------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                      $31,316,533         $25,948,956
------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                        $32,737,600         $27,456,269
  Interest paid on deposits and borrowings                                         18,959,758          17,117,050
  Income taxes paid                                                                 2,026,320           3,219,000
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months Ended September 30, 1999 and 1998

                                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                             -------------------------------------
                                                                                   1999               1998
                                                                                (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                       $16,601,344        $14,269,021
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                     186,689            423,382
    Net loan costs deferred                                                           (442,771)          (787,928)
    Amortization (including mortgage servicing rights)                               5,764,005          9,071,705
    Depreciation                                                                     1,876,572          1,850,590
    Gains on sales of loans and other investments                                   (6,441,026)       (11,079,891)
    Increase in accrued interest receivable                                         (1,808,504)        (3,496,865)
    Increase (decrease) in accrued interest payable                                     75,716           (242,004)
    Increase in current and deferred income taxes                                    3,866,496          1,526,409
    Other accruals and prepaids, net                                                   222,672           (187,441)
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales            19,901,193         11,346,978
  Loans originated for sale                                                       (274,392,774)      (535,140,129)
  Sales of loans originated for sale                                               296,109,144        512,209,977
------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                                        41,617,563        (11,583,174)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                       76,202,671         (1,076,713)
  Purchases of investment securities                                                  (941,254)                 -
  Maturities of investment securities                                                        -         18,963,585
  Purchases of mortgage-backed and related securities available for sale          (109,817,038)                 -
  Purchases of mortgage-backed and related securities held for investment          (51,163,258)       (20,355,825)
  Principal payments on mortgage-backed and related securities available            72,401,167         26,860,349
for sale
  Principal payments on mortgage-backed and related securities held for             41,307,744         28,475,209
investment
  Loans originated for investment                                                 (520,044,510)      (414,181,063)
  Loans purchased for investment                                                   (87,653,795)      (160,609,987)
  Loan principal repayments                                                        359,779,698        284,696,892
  Sales of loans originated for investment                                          23,718,870         72,906,820
  Sales of real estate                                                               1,317,373          5,110,115
  Additions to office properties and equipment                                      (1,762,495)        (2,711,070)
  Purchases of mortgage servicing rights                                                     -           (454,774)
  Other, net                                                                        (3,083,761)           242,533
------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                         (199,738,588)      (162,133,929)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                                6,400,924        165,224,834
  Long-term advances from Federal Home Loan Bank                                    42,000,000        150,660,000
  Repayment of long-term Federal Home Loan Bank advances                           (55,915,000)       (16,580,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings          156,705,000       (119,790,000)
  Decrease in other borrowings                                                         (55,244)       (13,004,793)
  Increase in advance payments by borrowers for taxes and insurance                  6,328,462          3,038,969
  Proceeds from sale of common stock                                                 3,193,597            341,014
  Purchase of treasury stock                                                        (7,965,655)        (3,347,999)
  Dividends paid                                                                    (4,604,298)        (3,702,537)
  Other, net                                                                          (292,933)         6,887,087
------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                      145,794,853        169,726,575
------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                            (12,326,172)        (3,990,528)
Cash and due from banks at beginning of period                                      43,642,705         29,939,484
------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                       $31,316,533        $25,948,956
------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                         $93,242,289        $83,809,619
  Interest paid on deposits and borrowings                                          55,509,593         52,606,426
  Income taxes paid                                                                  5,161,320          6,878,000
  Income taxes refunded                                                                      -            389,875
  Mortgage-backed security swaps                                                             -        222,259,814
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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 1999, may not necessarily be indicative of the results which may be expected for the entire year ending December 31, 1999.

Certain 1998 balances have been reclassified to conform to the 1999 presentation.

NOTE 3--EARNINGS PER SHARE

         Earnings per share data are based on the weighted-average number of common shares outstanding during each period, including any restricted shares. Diluted earnings per share are adjusted for common stock equivalents outstanding at the end of each period. Common stock equivalents are computed using the treasury stock method and consist of stock options outstanding under the Corporation's stock incentive plans. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three and nine month periods ended September 30, 1999 and 1998, is as follows:

                                                                    THREE MONTHS ENDED SEPTEMBER 30
                                                --------------------------------------------------------------------
                                                               1999                                 1998
                                                ---------------------------------  ---------------------------------
                                                          BASIC          DILUTED              BASIC         DILUTED
--------------------------------------------------------------------------------------------------------------------
Net income                                           $5,424,278       $5,424,278         $4,772,277      $4,772,277
--------------------------------------------------------------------------------------------------------------------
Average common shares issued, net of actual
 treasury shares                                     18,902,639       18,902,639         18,501,504      18,501,054
Common stock equivalents based on the treasury
 stock method                                                 -          393,666                  -       1,388,962
--------------------------------------------------------------------------------------------------------------------
Average common shares and common stock
 equivalents                                         18,902,639       19,296,305         18,501,504      19,890,016
--------------------------------------------------------------------------------------------------------------------
Earnings per share                                        $0.29            $0.29              $0.26           $0.24
--------------------------------------------------------------------------------------------------------------------
                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                --------------------------------------------------------------------
                                                              1999                                 1998
                                                ---------------------------------  ---------------------------------
                                                          BASIC          DILUTED              BASIC         DILUTED
--------------------------------------------------------------------------------------------------------------------
Net income                                          $16,601,344      $16,601,344        $14,269,021     $14,269,021
--------------------------------------------------------------------------------------------------------------------
Average common shares issued, net of actual
 treasury shares                                     18,475,379       18,475,379         18,493,419      18,493,419
Common stock equivalents based on the treasury
 stock method                                                 -          707,094                  -       1,443,535
--------------------------------------------------------------------------------------------------------------------
Average common shares and
Average common shares and common stock
 equivalents                                         18,475,379       19,182,472         18,493,419      19,936,954
--------------------------------------------------------------------------------------------------------------------
Earnings per share                                        $0.90            $0.87              $0.77           $0.72
--------------------------------------------------------------------------------------------------------------------

NOTE 4--CONTINGENCIES

         The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which considered together are believed by management to be immaterial to the consolidated financial condition of the Corporation.


NOTE 5--SEGMENT INFORMATION

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

                  INCOME TAXES In general, a standard income tax rate of approximately 41% is used for segment reporting purposes. However, the income tax benefit associated with assets held in Nevada by First Cap Holdings, Inc. ("FCHI"), the Bank's wholly-owned investment subsidiary, is allocated to the profit centers that own such assets. This results in a lower effective income tax rate, or even a negative rate, for such profit centers. During most of the nine months ended September 30, 1998, the investment and mortgage-related securities profit center was the only segment that held assets in Nevada. During the nine months ended September 30, 1999, this segment, as well as the residential loan portfolio, held assets in Nevada.

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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following tables contain profit (loss) statements for each of the Bank's reportable segments for the three and nine month periods ended September 30, 1999 and 1998. In addition to the after-tax performance of profit centers, management of the Bank closely monitors the net cost to acquire and maintain deposit liabilities (as defined elsewhere in this footnote). The net cost to acquire and maintain deposit liabilities was 1.00% and 1.31% of average deposit liabilities outstanding during the three months ended September 30, 1999 and 1998, respectively, and 1.13% and 1.30% during the nine months ended September 30, 1999 and 1998, respectively.

                                                                 LOANS HELD FOR INVESTMENT
                                                -------------------------------------------------------------
 SEGMENT PROFIT (LOSS) STATEMENTS      MORTGAGE                     COMMERCIAL
 THREE MOS. ENDED SEPT. 30, 1999       BANKING      RESIDENTIAL    REAL ESTATE      CONSUMER     EDUCATION
-------------------------------------------------------------------------------------------------------------
 Interest income                    $  921,415      $9,671,676        $7,070,721   $5,089,087     $3,415,855
 Interest expense                      967,994       6,192,060         3,801,069    2,642,803      1,662,007
 Net cost to acquire and
   maintain deposit liabilities         84,336       1,132,345           852,106      595,862        423,962
-------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs               (130,915)      2,347,271         2,417,546    1,850,422      1,329,886
 Net loan charge-offs
  (recoveries)                               -         (15,487)                -       39,361          1,762
-------------------------------------------------------------------------------------------------------------
   Net interest income (expense)      (130,915)      2,362,758         2,417,546    1,811,061      1,328,124
 Non-interest income                 5,246,241               -            17,726      359,371             12
 Non-interest expense                3,284,836         466,499           319,890      557,698        211,129
-------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes        1,830,490       1,896,259         2,115,382    1,612,734      1,117,007
 Income tax expense (benefit)          742,080         618,148           857,576      653,801        452,834
-------------------------------------------------------------------------------------------------------------
   Segment profit (loss)            $1,088,410      $1,278,111        $1,257,806     $958,933       $664,173
=============================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
-------------------------------------------------------------------------------------------------------------
 Average assets                     $   85,207        $598,853          $378,445     $263,086       $189,583
=============================================================================================================
 Total assets at end of period      $   71,123        $636,841          $384,386     $268,789       $195,271
=============================================================================================================

                                    INVESTMENT                        SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS   & MORTGAGE         OTHER         DEPARTMENT       NON-GAAP
 THREE MOS. ENDED SEPT. 30, 1999    SECURITIES       SEGMENTS       ALLOCATIONS     ADJUSTMENTS      CONSOLIDATED
------------------------------------------------------------------------------------------------------------------
 Interest income                    $6,420,014               -               -      $  148,831 (1)    $32,737,599
 Interest expense                    4,320,064        ($ 5,970)              -     (   620,268)(1)     18,959,759
 Net cost to acquire and
   maintain deposit liabilities        471,276           1,006      (3,560,893)              -                  -
------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs              1,628,674           4,964       3,560,893         769,099         13,777,840
 Net loan charge-offs
  (recoveries)                               -               -               -          41,979             67,615
------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)     1,628,674           4,964       3,560,893         727,120         13,710,225
 Non-interest income                         -          61,990       5,650,141     ( 2,914,966)         8,420,514
 Non-interest expense                   37,597          84,714       9,211,034        (380,703)(3)     13,792,694
------------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes        1,591,077         (17,760)              -     ( 1,807,143)         8,338,046
 Income tax expense (benefit)          317,101          18,619               -        (746,391)         2,913,768
------------------------------------------------------------------------------------------------------------------
   Segment profit (loss)            $1,273,976        ($36,379)              -     ($1,060,752)       $ 5,424,278
==================================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
------------------------------------------------------------------------------------------------------------------
 Average assets                     $  403,218         $   438               -     ($    9,778)(4)    $ 1,909,052
==================================================================================================================
 Total assets at end of period      $  400,190         $   698               -     ($    6,787)(4)    $ 1,950,511
==================================================================================================================

                                                                   LOANS HELD FOR INVESTMENT
                                                  -------------------------------------------------------------
 SEGMENT PROFIT (LOSS) STATEMENTS      MORTGAGE                       COMMERCIAL
 THREE MOS. ENDED SEPT. 30, 1998       BANKING      RESIDENTIAL      REAL ESTATE      CONSUMER      EDUCATION
---------------------------------------------------------------------------------------------------------------
 Interest income                     $1,004,536     $6,332,476       $6,315,742       $4,642,188    $3,396,946
 Interest expense                     1,035,528      3,881,902        3,620,633        2,578,738     1,820,358
 Net cost to acquire and maintain
   deposit liabilities                  111,837        899,951          919,088          654,941       510,885
---------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs                (142,829)     1,550,623        1,776,021        1,408,509     1,065,703
 Net loan charge-offs (recoveries)            -         26,689                -           48,060         8,293
---------------------------------------------------------------------------------------------------------------
   Net interest income (expense)       (142,829)     1,523,934        1,776,021        1,360,449     1,057,410
 Non-interest income                  5,888,247              -           15,815          261,409        87,480
 Non-interest expense                 3,179,517        390,253          317,553          477,640       213,358
---------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         2,565,901      1,133,681        1,474,283        1,144,218       931,532
 Income tax expense (benefit)         1,040,216        426,646          597,674          463,866       377,643
---------------------------------------------------------------------------------------------------------------
   Segment profit (loss)             $1,525,685     $  707,035       $  876,609       $  680,352    $  553,889
===============================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
---------------------------------------------------------------------------------------------------------------
 Average assets                      $   89,486     $  344,621       $  318,091       $  226,515    $  176,667
===============================================================================================================
 Total assets at end of period       $   84,781     $  516,245       $  332,148       $  230,028    $  183,505
===============================================================================================================

                                     INVESTMENT                        SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS    & MORTGAGE         OTHER         DEPARTMENT       NON-GAAP
 THREE MOS. ENDED SEPT. 30, 1998     SECURITIES       SEGMENTS       ALLOCATIONS     ADJUSTMENTS      CONSOLIDATED
--------------------------------------------------------------------------------------------------------------------
 Interest income                     $7,117,688             -                 -       $  180,541 (1)    $28,990,117
 Interest expense                     5,236,962     $  11,119                 -         (745,869)(1)     17,439,371
 Net cost to acquire and maintain
   deposit liabilities                  999,594         1,934        (4,098,230)               -                  -
--------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs                 881,132       (13,053)        4,098,230          926,410         11,550,746
 Net loan charge-offs (recoveries)            -             -                 -          (19,824)            63,218
--------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)        881,132       (13,053)        4,098,230          946,234         11,487,528
 Non-interest income                          -        64,010         3,970,384      ( 2,413,418)         7,873,927
 Non-interest expense                    52,623        44,430         8,068,614         (782,750)(3)     11,961,238
--------------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes           828,509         6,527                 -         (684,434)         7,400,217
 Income tax expense (benefit)             4,933        21,109                 -         (304,147)         2,627,940
--------------------------------------------------------------------------------------------------------------------
   Segment profit (loss)             $  823,576    ($  14,582)                -      ($  380,287)        $4,772,277
====================================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
--------------------------------------------------------------------------------------------------------------------
 Average assets                      $  449,034     $     667                 -      ($    9,249)(4)     $1,595,832
====================================================================================================================
 Total assets at end of period       $  395,030     $     689                 -      ($    5,833)(4)     $1,736,593
====================================================================================================================


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

                                                                    LOANS HELD FOR INVESTMENT
                                                    ------------------------------------------------------------
 SEGMENT PROFIT (LOSS) STATEMENTS      MORTGAGE                      COMMERCIAL
 NINE MOS. ENDED SEPT. 30, 1999        BANKING       RESIDENTIAL     REAL ESTATE     CONSUMER      EDUCATION
----------------------------------------------------------------------------------------------------------------
Interest income                     $ 2,542,954     $26,753,666      $20,614,090    $14,445,600     $10,536,186
Interest expense                      2,708,913      16,832,533       11,103,034      7,604,738       5,167,333
Net cost to acquire and maintain
  deposit liabilities                   341,309       3,029,640        2,759,147      1,892,264       1,459,992
----------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                 (507,268)      6,891,493        6,751,909      4,948,598       3,908,861
Net loan charge-offs (recoveries)             -         (78,520)               -        236,588          23,621
----------------------------------------------------------------------------------------------------------------
  Net interest income (expense)        (507,268)      6,970,013        6,751,909      4,712,010       3,885,240
Non-interest income                  14,960,263               -           78,156        844,148         103,514
Non-interest expense                  9,513,360       1,265,302          848,863      1,544,628         647,747
----------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes          4,939,635       5,704,711        5,981,202      4,011,530       3,341,007
Income tax expense (benefit)          2,002,528       1,873,825        2,424,779      1,626,274       1,354,444
----------------------------------------------------------------------------------------------------------------
  Segment profit (loss)             $ 2,937,107     $ 3,830,886      $ 3,556,423    $ 2,385,256     $ 1,986,563
================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
----------------------------------------------------------------------------------------------------------------
Average assets                      $    82,211     $   541,565      $   364,395    $   249,592     $   192,575
================================================================================================================
Total assets at end of period       $    71,123     $   636,841      $   384,386    $   268,789     $   195,271
================================================================================================================

                                     INVESTMENT                     SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS   & MORTGAGE       OTHER        DEPARTMENT         NON-GAAP
 NINE MOS. ENDED SEPT. 30, 1999      SECURITIES     SEGMENTS     ALLOCATIONS        ADJUSTMENTS      CONSOLIDATED
------------------------------------------------------------------------------------------------------------------
Interest income                     $19,717,201             -              -         $  441,096 (1)   $95,050,793
Interest expense                     13,493,756      $194,238              -        ( 1,519,236)(1)    55,585,309
Net cost to acquire and maintain
  deposit liabilities                 2,415,800         2,725    (11,900,877)                 -                 -
------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                3,807,645      (196,963)    11,900,877          1,960,332        39,465,484
Net loan charge-offs (recoveries)             -             -              -            118,854 (2)       300,543
------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)       3,807,645      (196,963)    11,900,877          1,841,478        39,164,941
Non-interest income                           -       231,130     15,668,269        ( 5,007,143)(3)    26,878,337
Non-interest expense                    127,699       324,571     27,569,146        ( 1,427,199)(3)    40,414,117
------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes          3,679,946      (290,404)             -        ( 1,738,466)       25,629,161
Income tax expense (benefit)            523,599       (33,205)             -        (   744,427)        9,027,817
------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)             $ 3,156,347     ($257,199)             -        ($  994,039)      $16,601,344
==================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------------------------
Average assets                      $   426,126      $    360              -        ($    8,198)(4)   $ 1,848,626
==================================================================================================================
Total assets at end of period       $   400,190      $    698              -        ($    6,787)(4)   $ 1,950,511
==================================================================================================================

                                                                   LOANS HELD FOR INVESTMENT
                                                    ----------------------------------------------------------
 SEGMENT PROFIT (LOSS) STATEMENTS      MORTGAGE                      COMMERCIAL
 NINE MOS. ENDED SEPT. 30, 1998        BANKING       RESIDENTIAL     REAL ESTATE     CONSUMER      EDUCATION
--------------------------------------------------------------------------------------------------------------
 Interest income                    $ 3,197,221      $25,148,799    $18,527,344    $13,562,777    $10,000,070
 Interest expense                     3,301,625       15,185,536     10,231,780      7,418,758      5,440,711
 Net cost to acquire and maintain
   deposit liabilities                  339,614        3,204,376      2,606,142      1,890,949      1,510,481
--------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs                (444,018)       6,758,887      5,689,422      4,253,070      3,048,878
 Net loan charge-offs (recoveries)            -           14,863        203,379        197,993         21,147
--------------------------------------------------------------------------------------------------------------
   Net interest income (expense)       (444,018)       6,744,024      5,486,043      4,055,077      3,027,731
 Non-interest income                 14,923,004                -         40,401        696,618         93,403
 Non-interest expense                 9,290,601        1,479,893      1,087,994      1,345,393        595,873
--------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         5,188,385        5,264,131      4,438,450      3,406,302      2,525,261
 Income tax expense (benefit)         2,103,371        2,101,131      1,799,347      1,380,915      1,023,741
--------------------------------------------------------------------------------------------------------------
   Segment profit (loss)            $ 3,085,014      $ 3,163,000     $2,639,103    $ 2,025,387    $ 1,501,520
==============================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
--------------------------------------------------------------------------------------------------------------
 Average assets                     $    93,796      $   451,517     $  301,813    $   218,843    $   174,811
==============================================================================================================
 Total assets at end of period      $    84,781      $   516,245     $  332,148    $   230,028    $   183,505
==============================================================================================================

                                      INVESTMENT                     SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS    & MORTGAGE         OTHER      DEPARTMENT        NON-GAAP
 NINE MOS. ENDED SEPT. 30, 1998       SECURITIES       SEGMENTS   ALLOCATIONS      ADJUSTMENTS        CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
 Interest income                    $16,434,743             -              -       $  435,530 (1)      $87,306,484
 Interest expense                    12,613,994      $ 67,335              -      ( 1,895,317)(1)       52,364,422
 Net cost to acquire and maintain
   deposit liabilities                2,133,159         6,128              -                -
-------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs               1,687,590       (73,463)    11,690,849        2,330,847           34,942,062
 Net loan charge-offs (recoveries)            -             -              -         (232,242)(2)          205,140
-------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)      1,687,590       (73,463)    11,690,849        2,563,089           34,736,922
 Non-interest income                          -        37,355     10,810,688      ( 4,419,936)(3)       22,181,533
 Non-interest expense                   130,086       221,643     22,501,537      ( 2,442,117)(3)       34,210,903
-------------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         1,557,504      (257,751)             -          585,270           22,707,552
 Income tax expense (benefit)           (41,332)      (68,368)             -          139,726            8,438,531
-------------------------------------------------------------------------------------------------------------------
   Segment profit (loss)            $ 1,598,836     ($189,383)              -      $  445,544          $14,269,021
====================================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
-------------------------------------------------------------------------------------------------------------------
 Average assets                     $   356,496      $    709              -      ($   11,546)(4)      $ 1,586,439
====================================================================================================================
 Total assets at end of period      $   395,030      $    689              -      ($    5,833)(4)      $ 1,736,593
====================================================================================================================


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

RESULTS OF OPERATIONS

         QUARTER OVERVIEW The Corporation's net income for the three months ended September 30, 1999 and 1998, was $5.4 million or $0.29 per diluted share and $4.8 million or $0.24 per diluted share, respectively. These amounts represented a return on average assets of 1.14% and 1.20%, respectively, and a return on average equity of 16.36% and 15.85%, respectively.

         The increase in net income from 1998 to 1999 was primarily attributable to a $2.2 million increase in net interest income, a $1.6 million increase in retail banking fees, and a $1.6 million improvement in loan servicing fees. These developments were offset in part by a $2.7 million decline in gain on sales of loans, as well as an increase in all non-interest expense categories. Most notable was a $1.1 million increase in compensation and employee benefits.

         NINE MONTH OVERVIEW The Corporation's net income for the nine months ended September 30, 1999 and 1998, was $16.6 million or $0.87 per diluted share and $14.3 million or $0.72 per diluted share, respectively. These amounts represented a return on average assets of 1.20% for both periods and a return on average equity of 17.61% and 16.47%, respectively.

         The increase in net income from 1998 to 1999 was due principally to a $5.2 million improvement in loan servicing fees, a $4.5 million increase in net interest income, and a $4.0 million increase in retail banking fees. These developments were partially offset by a $4.6 million decline in gain on sales of loans, as well as increases in every non-interest expense category. Most prominent was a $4.1 million increase in compensation and employee benefits.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and nine month periods ended September 30, 1999 and 1998.

         NET INTEREST INCOME Net interest income increased by $2.2 million or 19.3% and $4.5 million or 12.9% during the three and nine month periods ended September 30, 1999, as compared to the same periods in the previous year. Net interest income was favorably impacted by a $302.5 million or 20.2% increase and a $244.2 million or 16.3% increase in the Corporation's average interest-earning assets between such periods, respectively. The principal source of this growth was in the Corporation's single-family residential loans, consumer loans, and commercial real estate loans. Although mortgage-backed and related securities also increased substantially between the nine-month periods, this increase was largely the result of the Corporation's securitization of adjustable-rate residential mortgage loans into mortgage-backed securities ("MBSs") in the second quarter of 1998. The Corporation's growth was primarily funded by increases in deposit liabilities, including non-interest-bearing deposits, and to a lesser degree, by an increase in FHLB advances and a decline in overnight investments. Refer to "Financial Condition" for additional discussion.

         The Corporation's interest rate spread increased from 2.51% during the three months ended September 30, 1998, to 2.58% during the same period in 1999. Between these periods, a 46 basis point decline in the Corporation's average yield on interest-earning assets was more than offset by a 54 basis point decline in its average cost of interest-bearing liabilities. These declines were attributable to a generally lower interest rate environment in 1999 as compared to 1998, although market rates have risen in recent months to levels that approach or exceed the highs of 1998. The Corporation's average cost of interest-bearing liabilities declined from 4.82% during the first quarter of 1999 to 4.58% in the quarter just ended. This decline contributed significantly to the improvement in the Corporation's interest rate spread between such periods. During the first few months of the year, a significant portion of the Corporation's certificates of deposits matured and were replaced by certificates carrying a lower rate of interest. In addition, during the period the Corporation reduced the rate it pays on its interest-bearing checking accounts, money market savings accounts, and regular savings accounts. Given recent increases in market rates of interest, however, management is uncertain as to how long it can maintain the current rates it offers on its deposit products. In addition, recent and potential future increases in the federal funds rate will most likely have an adverse impact on the rate the Corporation pays on short-term borrowings from the FHLB. FHLB borrowings that mature either overnight or within three months amounted to $161.5 million as of September 30, 1999.

         The Corporation's interest rate spread declined modestly from 2.58% during the nine months ended September 30, 1998, to 2.55% during the same period in 1999. Management attributes this decline to a generally flatter yield curve environment in 1999 as compared to 1998. This type of interest rate environment typically has an unfavorable impact on the Corporation's interest rate spread because of the tendency of the Corporation's assets to price off a longer end of the yield curve than its liabilities. In recent months, however, the yield curve has steepened somewhat with long-term rates rising faster then short-term rates. Despite this development, management does not expect the Corporation's interest rate spread to improve significantly in the immediate future because of the tendency of its interest-bearing liabilities to reprice more quickly than its interest-earning assets. Refer to Item 3,"Quantitative and Qualitative Disclosures about Market Risk", for additional discussion.

         The Corporation's interest income from single-family mortgage loans was unfavorably impacted in the most recent period by a $291,000 write-off of premium paid on adjustable-rate mortgage loans, due to faster than anticipated prepayment activity. Such loans were purchased in 1998 and early 1999. Excluding this development, the Corporation's interest rate spread would have been 2.65% and 2.57% during the three and nine month periods ended September 30, 1999, respectively. Recent increases in interest rates have reduced prepayment activity on these loans. As such, management does not anticipate a need for a similar write-off in the immediate future, although there can be no assurances.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and nine month periods ended September 30, 1999 and 1998.

Dollars in thousands                  THREE MONTHS ENDED SEPTEMBER 30, 1999   THREE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------
                                          AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                          BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans         $  617,807     $10,696         6.93%    $   380,683     $  7,436        7.81%
  Commercial real estate loans            358,775       7,075         7.89         304,427        6,319        8.30
  Consumer loans                          427,214       8,532         7.99         380,578        8,082        8.49
--------------------------------------------------------------------------------------------------------------------
    Total loans                         1,403,796      26,303         7.49       1,065,688       21,837        8.20
Mortgage-backed and related               367,164       6,049         6.59         372,859        6,334        6.80
  securities
Investment securities                       1,037          11         4.24           4,846           79        6.52
Interest-bearing deposits with banks        9,989         124         4.97          39,105          535        5.47
Other earning assets                       15,295         250         6.54          12,309          205        6.66
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets       1,797,281      32,738         7.29       1,494,807       28,990        7.75
Non-interest-earning assets:
  Office properties and equipment          24,521                                   24,858
  Other assets                             87,250                                   76,167
--------------------------------------------------------------------------------------------------------------------
    Total assets                       $1,909,052                              $ 1,595,832
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts             $  111,155     $   416         1.50%    $    95,834     $    479        2.00%
  Checking accounts                        70,829         134         0.76          58,006          127        0.87
  Money market accounts                   178,478       1,651         3.70         151,071        1,655        4.38
  Certificates of deposit                 945,388      12,737         5.39         854,217       12,955        6.07
--------------------------------------------------------------------------------------------------------------------
    Total deposits                      1,305,850      14,938         4.58       1,159,128       15,215        5.25
FHLB advances                             293,140       3,964         5.41         164,155        2,183        5.32
Other borrowings                           13,189          58         1.76           6,951           41        2.36
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                      $1,612,179      18,960         4.70     $ 1,330,234       17,439        5.24
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           149,940                                  127,553
  Other liabilities                        14,304                                   17,596
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                   1,776,423                                1,475,383
Stockholders' equity                      132,629                                  120,449
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and
     stockholders' equity              $1,909,052                              $ 1,595,832
--------------------------------------------------------------------------------------------------------------------
Net interest income                                   $13,778                                  $ 11,551
--------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                  2.58%                                    2.51%
--------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of
  average earning assets                                              3.07%                                    3.09%
--------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
  average interest-bearing
  liabilities                                                       111.48%                                  112.37%
--------------------------------------------------------------------------------------------------------------------

Dollars in thousands                   NINE MONTHS ENDED SEPTEMBER 30, 1999    NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------------------------------------------
                                          AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                          BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans         $  561,274     $29,600        7.03%      $  488,351      $28,648        7.82%
  Commercial real estate loans            345,340      20,628         7.96         287,076       18,538        8.61
  Consumer loans                          417,185      25,065         8.01         373,168       23,686        8.46
--------------------------------------------------------------------------------------------------------------------
    Total loans                         1,323,799      75,293         7.58       1,148,595       70,872        8.23
Mortgage-backed and related
  securities                              363,563      17,794         6.53         260,053       12,797        6.56
Investment securities                       1,028          33         4.28           8,499          389        6.10
Interest-bearing deposits with
  banks                                    36,389       1,270         4.65          63,319        2,565        5.40
Other earning assets                       13,747         661         6.41          13,831          683        6.58
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets       1,738,526      95,051         7.29       1,494,297       87,306        7.79
Non-interest-earning assets:
  Office properties and equipment          24,860                                   24,640
  Other assets                             85,240                                   67,502
--------------------------------------------------------------------------------------------------------------------
    Total assets                       $1,848,626                               $1,586,439
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts             $  109,733     $ 1,336        1.62%      $   93,275      $ 1,343        1.92%
  Checking accounts                        69,713         426         0.81          56,367          399        0.94
  Money market accounts                   177,233       4,959         3.73         147,250        4,718        4.27
  Certificates of deposit                 943,879      38,590         5.45         818,695       36,997        6.03
--------------------------------------------------------------------------------------------------------------------
    Total deposits                      1,300,558      45,310         4.65       1,115,587       43,457        5.19
FHLB advances                             253,839       9,997         5.25         216,813        8,751        5.38
Other borrowings                           10,142         278         3.65           7,429          156        2.81
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                       1,564,539      55,585         4.74       1,339,829       52,364        5.21
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           141,417                                  116,247
  Other liabilities                        16,994                                   14,825
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                   1,722,950                                1,470,901
Stockholders' equity                      125,676                                  115,538
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity             $1,848,626                               $1,586,439
--------------------------------------------------------------------------------------------------------------------
Net interest income                                   $39,465                                   $34,942
--------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                  2.55%                                    2.58%
--------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of
  average earning assets                                              3.03%                                    3.12%
--------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
  average interest-bearing liabilities                              111.12%                                  111.53%
--------------------------------------------------------------------------------------------------------------------

         PROVISION FOR LOAN LOSSES In general, provisions for loan losses recorded during the three and nine month periods ended September 30, 1999 and 1998, approximated the Corporation's actual net charge-off activity during such periods. On an annualized basis, net charge-offs were 0.01% and 0.03% of average loans outstanding during the 1999 periods, respectively. These amounts compared to 0.02% and 0.03% for the three and nine month periods in 1998, respectively. Management of the Corporation expects the provision for the remainder of 1999 to be modest and to also approximate actual charge-off activity, although there can be no assurances.

         As of September 30, 1999 and December 31, 1998, the Corporation's allowance for loan losses was $7.7 million and $7.6 million, respectively, or 0.55% and 0.65% of loans held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended September 30, 1999 and 1998, was $8.4 million and $7.9 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1998 to 1999.

         Retail banking fees and service charges increased by $1.6 million or approximately 40% during the three months ended September 30, 1999, as compared to the same period in the previous year. This increase was due in part to approximately 30% growth since December 31, 1997, in the number of checking accounts serviced by the Corporation. Over 50% of this growth came from retail banking offices opened or acquired since that date (refer to "Results of Operations--Non-Interest Expense" for additional discussion). Also contributing to the increase in retail banking fees was an increase in the per-item charge for overdrafts on checking accounts that was instituted in the second quarter of 1999.

         Loan servicing fees improved by $1.6 million from $(691,000) during the three months ended September 30, 1998, to $863,000 during the same period in 1999. The improvement in 1999 was the result of an increase in interest rates, which reduced the impact of loan prepayments on the Corporation's mortgage servicing rights. During the third quarter of 1998, the Corporation recorded $1.6 million in losses on its mortgage servicing rights over-and-above that which management considered to be "normal" periodic amortization. This compared to only $101,000 during the most recent quarter.

         Excluding the effects of the aforementioned losses, but net of "normal" periodic amortization of mortgage servicing rights, loan servicing fees would have increased by $30,000 or 3.2% during the three months ended September 30, 1999, compared to the same period in the previous year. This increase was attributable to a $103.6 million or 5.8% increase in average mortgage loans serviced for others between periods. This growth was due to an interest rate environment during most of 1998 and early 1999 that resulted in significant originations and sales of fixed-rate loans and which encouraged borrowers to convert single-family adjustable-rate mortgage loans, which the Corporation generally retains in portfolio, to fixed-rate mortgage loans. Upon conversion, these loans were also sold and the Corporation retained the servicing.

         Premiums and commissions on annuity and insurance sales increased by $255,000 or almost 60% during the three months ended September 30, 1999, as compared to the same period in the previous year. The Corporation's current sources of premium and commission revenues are from sales of tax-deferred annuity contracts and credit life and disability insurance policies on consumer and mortgage loans. Most of the increase in the recent quarter was attributable to increased sales of tax deferred annuity contracts. Contributing to a lesser degree was increased sales of insurance policies to consumer loan customers.

         Gain on sales of mortgage loans declined by $2.7 million from $3.5 million during the three months ended September 30, 1998, to $810,000 during the same period in 1999. This decline was primarily attributable to a $113.7 million or almost 70% decrease in the Corporation's mortgage loan sales. This decrease was due to rising interest rates during most of 1999 that slowed loan originations and sales relative to the same quarter in the previous year.

         Other non-interest income decreased by $165,000 or 20.8% during the three months ended September 30, 1999, as compared to the same period in the previous year. This decrease was due in part to a decline in fees received on loans originated as agent for the Wisconsin State Veteran's Administration ("State VA") and the Wisconsin Housing and Economic Development Authority ("WHEDA"), as well as lower fee income from conversions of adjustable-rate mortgage loans to fixed-rate loans. Both of these developments were attributable to rising interest rates during most of 1999, as previously described. Also contributing to the decrease in other non-interest income, however, was the fact that 1998 included a large recovery from the federal government of an amount that had been written-off as uncollectible in an earlier period.

         Non-interest income for the nine months ended September 30, 1999 and 1998, was $26.9 million and $22.2 million, respectively. This increase was due in part to a $5.2 million improvement in loan servicing fees from $(3.4) million in 1998 to $1.8 million in 1999. Also contributing, however, was a $4.0 million or approximately 37% increase in retail banking fees and a $823,000 or over 65% increase in premiums and commissions on annuity and insurance sales. These developments were partially offset by a $4.6 million or approximately 40% decrease in gain on sales of loans and a $640,000 or approximately 25% decrease in other non-interest income. The explanations for these changes are substantially the same as those given in previous paragraphs. Also contributing to the decrease in other non-interest income, however, was the fact that 1998 included a $390,000 state income tax refund for the Corporation's 1987-89 tax years.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended September 30, 1999 and 1998, was $13.8 million and $12.0 million, respectively, which was 2.89% and 3.00% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1998 to 1999.

         Compensation and employee benefits increased by $1.1 million or 15.8% during the three months ended September 30, 1999, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to general growth in the number of banking facilities operated by the Corporation. Since December 31, 1997, the Corporation has opened or acquired twelve retail banking facilities and one loan production office. During the remainder of 1999, the Corporation intends to open two additional retail banking facilities, although there can be no assurances. As of September 30, 1999, the Corporation had 819 full-time equivalent employees. This compares to 808 and 756 as of December 31, 1998, and September 30, 1998, respectively.

         Occupancy and equipment expenses increased by $165,000 or 9.3% and communications, postage, and supplies expense increased by $132,000 or 14.6% during the three months ended September 30, 1999, as compared to the same period in the previous year. These increases were primarily attributable to general growth in the number of banking facilities operated by the Corporation, as previously described, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $59,000 or 9.9% during the three months ended September 30, 1999, as compared to the same period in the previous year. This increase corresponds to an increase in the number of checking accounts serviced by the Corporation, as previously described, as well as an increase the number of ATMs operated by the Corporation.

         Advertising and marketing expenses increased by $81,000 or 15.9% during the three months ended September 30, 1999, as compared to the same period in the previous year. This increase can be attributed to general growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas serviced by the Corporation. Also contributing was an increase in contributions to charitable organizations.

         Amortization of intangible assets increased by $135,000 or over 100% during the three months ended September 30, 1999, as compared to the same period in the previous year. This increase was due to the Corporation's acquisition of $76.9 million in deposit liabilities from another financial institution during the fourth quarter of 1998. The Corporation paid a premium of $8.0 million for the deposits and certain other assets.

         Other non-interest expense increased by $156,000 or 13.6% during the three months ended September 30, 1999, as compared to the same period in the previous year. This increase was due primarily to increased expenditures for outside professional services and increased costs associated with forgery, fraud, and other irregularities in deposit customer accounts. Also contributing was an increase in check-printing charges associated with customers' checking accounts, although this increase was principally due to a change in accounting for such costs. Before 1999, such costs were netted against the commission revenue received from the Corporation's third-party check supplier.

         Non-interest expense for the nine months ended September 30, 1999 and 1998, was $40.4 million and $34.2 million, respectively. Non-interest expense as a percent of average assets during these periods was 2.92% and 2.86%, respectively. This increase was primarily the result of a $4.1 million or 21.5% increase in compensation and employee benefits. Also contributing was a $481,000 or 9.3% increase in occupancy and equipment expense, a $438,000 or 11.9% increase in other non-interest expense, a $404,000 or over 100% increase in amortization of intangible assets, and a $345,000 or 13.1% increase in communications, postage, and supplies expense. Contributing to a lesser degree was a $278,000 or 16.2% increase in ATM and debit card expense and a $144,000 or

9.2% increase in advertising and marketing expense. The explanations for these changes are substantially the same as those given in previous paragraphs. Also contributing to the increase in other non-interest expense, however, was the Corporation's payment in the second quarter of $152,000 in sales and use taxes to the State of Wisconsin for prior years, as well as increased professional fees as a result of negotiations connected with such issue.

         INCOME TAX EXPENSE Income tax expense for the three months ended September 30, 1999 and 1998, was $2.9 million and $2.6 million, respectively, or 34.9% and 35.5% of pretax income, respectively. Income tax expense for the nine months ended September 30, 1999 and 1998, was $9.0 million and $8.4 million, respectively, or 35.2% and 37.2% of pretax income, respectively. The Corporation's effective tax rate declined in 1999 because a greater share of its taxable earnings were in the State of Nevada during the 1999 periods as compared to the same periods in 1998 (the State of Nevada currently imposes no corporate income tax). During the second and fourth quarters of 1998 and the first and second quarters of 1999, the Corporation substantially increased its investment in its wholly-owned Nevada subsidiary, FCHI, which resulted in a lower effective income tax rate for the Corporation as-a-whole.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $164.0 million or 9.2% during the nine months ended September 30, 1999. This increase was primarily the result of a $224.5 million or 19.1% increase in loans held for investment and a $42.7 million or 13.9% aggregate increase in mortgage-backed and related securities. These increases were funded by a $142.7 million or approximately 75% increase in FHLB advances and other borrowings and by the proceeds from a $76.2 million or approximately 80% decrease in overnight investments and a $21.3 million or approximately 30% decrease in loans held for sale.

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB and fed funds sold, decreased by $76.2 million from $96.5 million at December 31, 1998, to $20.4 million at September 30, 1999. The large amount of overnight investments at December 31, 1998, was caused by the temporary investment of proceeds from loan sales. In general, these proceeds were reinvested in loans held for investment and mortgage-backed and related securities during the nine months ended September 30, 1999.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $42.7 million or 13.9% during the nine months ended September 30, 1999. This increase was the result of the Corporation's purchase of $161.0 million in collateralized mortgage obligations during the period. This development was offset in part by the repayment of $113.7 million in mortgage-backed and related securities.

         LOANS HELD FOR SALE The Corporation's loans held for sale decreased by $21.3 million or approximately 30% during the nine months ended September 30, 1999. This decrease was caused by a higher interest rate environment during the first nine months of 1999, which slowed consumer demand for fixed-rate mortgage loans and reduced the number of conversions by borrowers of adjustable-rate loans into fixed-rate loans. Both of these categories of loans are classified as "held for sale" until the date of sale, which typically occurs within 30 to 60 days of origination and/or conversion.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $224.5 million or 19.1% during the nine months ended September 30, 1999. During this period, the Corporation originated $207.4 million and purchased $87.7 million in adjustable-rate single-family mortgage loans, originated $142.6 million in consumer loans (consisting mostly of second mortgages), originated $93.0 million in commercial real estate loans, and originated $23.7 million in education loans. During the same period, the Corporation experienced a substantial decline in loan prepayment and refinance activity, due to a rising interest rate environment, as previously described. As a result of these factors--strong origination volumes and reduced prepayment and refinance activity--the Corporation has experienced significant growth in its loans held for investment in recent months.

         As noted in the previous paragraph, during the nine months ended September 30, 1999, the Corporation purchased $87.7 million in adjustable-rate single-family mortgage loans that were originated by a third-party financial institution. These loans were purchased to maintain growth in the Corporation's level of earning assets in early 1999. A flat yield curve environment during most of 1998 and early 1999 had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. Such environment increased customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, such environment encouraged borrowers to refinance their existing adjustable-rate mortgage loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate single-family loans declined substantially. Although some of this decline was offset by internal growth in commercial real estate, consumer, and education loans, as previously described, the Corporation elected to purchase adjustable-rate mortgage loans from a third-party financial institution in an effort to maintain growth in its earning assets. These loans were subjected to substantially the same underwriting process as the Corporation's own loans. The loans are located throughout the U.S., with no single state making up a significant portion of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 250 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of three to seven years before their first adjustment date. The loans have been purchased by FCHI, the Corporation's wholly-owned investment subsidiary in Nevada.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $6.4 million or less than 1% during the nine months ended September 30, 1999. Growth in the Corporation's deposit liabilities has slowed in 1999 as a result of a decline in the rates offered by the Corporation on virtually all of its deposit products, as previously described.

         FHLB ADVANCES AND OTHER BORROWINGS The Corporation's FHLB advances and other borrowings increased by $142.7 million or approximately 75% during the nine months ended September 30, 1999. Additional advances were drawn during the period to fund growth in the Corporation's loans held for investment and mortgage-backed and related securities, as previously described.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $2.0 million or 0.10% of total assets at September 30, 1999, compared to $2.4 million or 0.13% of total assets at December 31, 1998. The Corporation's allowance for loan and real estate losses was 401% and 330% of non-performing assets as of the same dates, respectively.

         In addition to non-performing assets, at September 30, 1999, management was closely monitoring $6.5 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $6.4 million in such assets at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S. government, federal agency, and other mortgage-related and investment securities of not less than 4% of net withdrawable accounts and short-term borrowings. The Bank was in full compliance with these regulations during the nine months ended September 30, 1999.

         The Corporation's stockholder's equity ratio as of September 30, 1999, was 6.74% of total assets. The Corporation's objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1% and 15%, respectively. The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At September 30, 1999, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the minimum amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $4.6 million and $3.7 million during the nine months ended September 30, 1999 and 1998, respectively. These amounts equated to dividend payout ratios of 27.7% and 25.9% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On October 26, 1999, the Corporation's Board of Directors declared a regular quarterly dividend of $0.09 per share payable on December 9, 1999, to shareholders of record on November 18, 1999.

         During the nine months ended September 30, 1999, the Corporation repurchased 519,152 shares of common stock at a cost of $8.0 million under its 1997 stock repurchase plan (the "1997 Plan"). On April 20, 1999, the Corporation's Board of Directors approved a new plan to repurchase up to 905,248 of the Corporation's outstanding common stock (the "1999 Plan"). The shares may be repurchased form time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the nine months ended September 30, 1999, the Corporation reissued 1,065,107 shares of common stock out of its inventory of treasury stock with a cost basis of $13.8 million. In general, these shares were issued upon the exercise of stock options by employees and directors of the Corporation.

YEAR 2000 COMPLIANCE

         Potential software and hardware failures arising from calculations that use the year 2000 represent a significant risk exposure to the Corporation. If not corrected, software and hardware failures caused by the year 2000 could result in a major system failure and/or miscalculations, which could result in a material loss to the Corporation. Accordingly, in 1998 management implemented a program designed to ensure that the Corporation's information systems will not be adversely impacted by the year 2000.

         The Corporation's program to resolve the year 2000 issue consisted of four phases: assessment, remediation, testing, and implementation. The Corporation completed the assessment phase in 1998 and found that the year 2000 issue affected all of its significant information systems. As of September 30, 1999, the Corporation had also completed the remaining three phases of the program. These efforts included systems purchased from and maintained by third-party software and hardware vendors. Although management does not believe that the arrival of the year 2000 will pose significant operational problems to the Corporation, there can be no assurances that it will be successful in preventing failures caused by this issue. There can also be no assurances that such failures will not result in a material loss to the Corporation. Such losses may include loss of customer goodwill, waivers of customer transaction fees and interest, errors in honoring obligations of third parties, fraudulent transactions, or other sources of loss not know at this time. The Corporation is unable to estimate the probability or the amount of future loss at this time, if any.

         The Corporation's information systems interface directly with those of certain third-party transaction processors, to include the Federal Reserve Bank of Minneapolis. With respect to the year 2000 issue, the Corporation's information systems are highly dependent on the state of readiness of these third-party transaction processors, as well as the communication systems over which the data is exchanged. As of September 30, 1999, the Corporation has completed the testing and implementation phases that relate to interface programs with third-party transaction processors. The Corporation is unable, however, to provide any assurances with respect to year 2000 readiness on the part of public providers of communication services and other utilities.

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

         The Corporation used in-house personnel to identify and correct year 2000 issues. As of September 30, 1999, the Corporation estimates that it spent approximately $377,000 in direct, incremental costs related to the year 2000 issue. This amount includes additional compensation costs to retain essential personnel, hire additional personnel, and purchase new software--it does not include opportunity costs. The Corporation is unable to estimate additional future costs of the year 2000 issue at this time, but does not believe such will be material to its financial condition or results of operations.


ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         As of September 30, 1999, the Corporation was in compliance with its internal management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 1998.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

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


                                               FIRST FEDERAL CAPITAL CORP


/s/ Thomas W. Schini                           November 5, 1999
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
(duly authorized officer)


/s/ Jack C. Rusch                              November 5, 1999
Jack C. Rusch
Executive Vice President and
Chief Financial Officer