Form 10-K405
period 1999-12-31
FIRST FEDERAL CAPITAL CORP
filed 2000-03-17
CIK 851207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as the Registrant has been subject to such requirements), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of February 28, 2000, was approximately $164.1 million. This amount was based on the closing price of $10.88 per share of the Registrant's common stock as of the same date.

The number of shares of common stock of the Registrant outstanding as of February 28, 2000, was 18,319,091 (net of 1,622,539 shares held as treasury stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                              FORM 10-K TABLE OF CONTENTS


PART I                                                                                                    Page
      Item 1--Business.......................................................................................2

      Item 2--Properties....................................................................................13

      Item 3--Legal Proceedings.............................................................................14

      Item 4--Submission of Matters to a Vote of Security Holders...........................................14

PART II

      Item 5--Market for Registrant's Common Equity and Related Stockholder Matters.........................14

      Item 6--Selected Financial Data.......................................................................15

      Item 7--Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................................16

      Item 7A--Quantitative and Qualitative Disclosures about Market Risk...................................31

      Item 8--Financial Statements and Supplementary Data...................................................34

      Item 9--Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure.............................................................................61

PART III

      Item 10--Directors and Executive Officers of the Registrant...........................................61

      Item 11--Executive Compensation.......................................................................61

      Item 12--Security Ownership of Certain Beneficial Owners and Management...............................62

      Item 13--Certain Relationships and Related Transactions...............................................62

PART IV

      Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................62

SIGNATURES..................................................................................................64

EXHIBITS....................................................................................................66

FORWARD-LOOKING STATEMENTS

         This report includes certain forward-looking statements based on management's current expectations. Examples of factors which could cause future results to differ from management's expectations include, but are not limited to, the following: general economic and competitive conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; general market rates of interest; interest rates on competing investments; interest rates on funding sources; consumer demand for deposit and loan products and services; consumer demand for other financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolios. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results may differ materially from management's current expectations.


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

FIRST FEDERAL SAVINGS BANK LA CROSSE-MADISON

         The Bank was founded in 1934 and is a federally-chartered, federally-insured, savings bank headquartered in La Crosse, Wisconsin. The Bank's primary business is retail community banking, which includes attracting deposits from and originating loans for the general public. In addition to deposits, the Bank also obtains a portion of its funding through borrowings from the Federal Home Loan Bank of Chicago ("FHLB"), of which it is a member. The Bank's funding sources are principally used to originate single-family residential loans, as well as commercial real estate, consumer, and education loans. The Bank also occasionally purchases single-family residential and commercial real estate loans from third-party financial institutions. The Bank is also an active seller of residential loans in the secondary market.

         The Bank's primary market areas for conducting its activities consist of communities located in the western, south-central, and eastern portions of Wisconsin and the northern portion of Illinois, as well as contiguous counties in Iowa and Minnesota. The Bank maintains 64 banking offices in its market areas. Nineteen of these offices are located in the Madison metropolitan area, six in the La Crosse metropolitan area, five in the city of Eau Claire, four in the city of Appleton, and two each in the cities of Beloit, Green Bay, Hudson, Neenah, and Oshkosh, Wisconsin. The Bank also maintains one retail banking facility in fifteen other cities located throughout its market area in Wisconsin, as well as three offices in Rockford, Illinois. The Bank also has separate residential loan production offices in Janesville and Wausau, Wisconsin.

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

OPERATING DIVISIONS AND SEGMENT REPORTING

         The Bank has five operating divisions: (i) residential lending, (ii) commercial real estate lending, (iii) retail banking, (iv) finance and administration, and (v) human resources. Each division is headed by an executive officer that reports directly to the president of the Bank. The first three divisions contain all but one of the Bank's profit centers for segment reporting purposes. The remaining two divisions are considered support departments for segment reporting purposes, although the finance and administration division also provides the primary support for the Bank's remaining profit center--the investment and mortgage-related securities portfolio.

         The residential lending division is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Bank for investment purposes (loans held for sale are included in the mortgage banking profit center). The commercial real estate lending division is a single profit center for segment reporting purposes. It consists of the Bank's portfolio of multi-family and non-residential mortgage loans, as well as functions related to the origination and servicing of such loans. The retail banking division is divided into two profit centers for segment reporting purposes: (i) a consumer lending portfolio, which consists of the Bank's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans and
(ii) an education loan portfolio, which also includes functions related to the origination and servicing of the loans. The Bank's retail branch network, which delivers checking, savings, certificates of deposit, and other financial products and services to customers, is also part of the retail banking division, but is considered a support department for segment reporting purposes. Finally, the Bank's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. Personnel in the finance and administration division support this profit center, as previously noted.

         For additional discussion regarding the Corporation's reportable segments, refer to Note 13 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data", as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Segment Information".

LENDING ACTIVITIES

         GENERAL The principal categories of loans in the Bank's portfolio are conventional real estate loans secured by single-family residences, commercial real estate loans secured by multi-family residential and non-residential real estate, consumer loans secured primarily by second mortgages on single-family residences and automobiles, and government-guaranteed education loans. Although the Bank also originates single-family residential loans that are insured or partially guaranteed by federal and state agencies, the Bank does not generally retain such loans in its residential loan portfolio. As of December 31, 1999, approximately 74% of the Bank's total assets consisted of loans held for investment purposes.

         RESIDENTIAL LENDING Single-family residential loans accounted for approximately 42% of the Bank's gross loans as of December 31, 1999. Applications for single-family residential and construction loans are accepted by commission-based employees of the Bank at twelve loan production offices (ten of which are located with deposit-taking offices) and at eight deposit-taking offices of the Bank which are able to handle such applications.

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

         The Bank occasionally purchases adjustable-rate single-family residential loans from third-party financial institutions. In general, such loans are subject to the same underwriting standards as loans originated directly by the Bank. However, such loans are usually secured by properties located outside of the Bank's primary market areas. In addition, the Bank does not generally service such loans after their acquisition.

         Although the Bank generally retains only adjustable-rate mortgage loans in its portfolio, it continues to originate fixed-rate mortgage loans in order to provide a full range of products to its customers. In general, such loans are originated only under terms, conditions, and documentation standards that make such loans eligible for sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the FHLB, and other institutional investors. The Bank generally sells these loans at the time they are originated. In addition, the Bank generally sells any adjustable-rate mortgage loans that convert to fixed-rate loans in accordance with options granted to such borrowers in the original loan documents, as previously described. Sales of mortgage loans provide additional funds for lending and other business purposes and have generally been under terms that do not provide for any recourse to the Bank by the purchaser. In the case of sales to the FHLB, however, the Bank retains a small share of the credit risk on the underlying loans in exchange for a credit enhancement fee. The Bank on occasion has also retained the credit risk on certain securitizations of its own loans into MBSs.

         The Bank's general policy is to lend up to 80% of the independently appraised value of the property securing a loan (referred to as the "loan-to-value ratio"). The Bank occasionally will lend more than 80% of the appraised value of the property, but will generally require the borrower to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the property's value. The Bank evaluates the collateral of its residential real estate loans using documentation that complies with applicable regulations.

         The Bank also originates loans to individuals to construct single-family residences. Such loans accounted for approximately 3% of the Bank's gross loans as of December 31, 1999. Construction loans may be made without commitments to purchase the property being constructed and the borrower may not have take-out commitments for permanent financing on hand at the time of origination. Construction loans generally have a maturity of 6 to 12 months and a fixed rate of interest, with payments being made monthly on an interest-only basis. Construction loans are otherwise underwritten and approved in the same manner as other single-family residential loans. Construction loans, however, are generally considered to involve a higher degree of risk than conventional residential mortgage loans. This is because the risk of loss is largely dependent on the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds, if necessary.

         In addition to servicing the loans in its own portfolio, the Bank continues to service most of the loans that it sells to third-party investors (commonly referred to as "loans serviced for others"). Servicing mortgage loans includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making such payments on behalf of borrowers when they are due.

When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate.

         The Bank is compensated for the aforementioned services through the retention of a servicing fee from borrowers' monthly payments. The Bank pays the third-party investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers. The difference, typically 25 basis points or more, is retained by the Bank and recognized as servicing fee income over the lives of the loans, net of amortization of capitalized servicing rights. The Bank also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds. The Bank also purchases mortgage servicing rights from third parties for which it retains an agreed-upon fee from borrowers' monthly payments, as previously described. The Bank performs substantially the same services for these loans as it does on its own originations.

         Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Bank's mortgage banking operations. That is, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will generally be offset in part by an opposite change in loan servicing fee income. The latter is generally caused by fluctuations in the value of servicing rights. These fluctuations are usually the result of actual loan prepayment activity that is different from that which was anticipated when the related servicing rights were originally recorded. However, fluctuations in the value of mortgage servicing rights may also be caused by mark-to-market adjustments under generally accepted accounting principles ("GAAP"). That is, the value of servicing rights may fluctuate because of changes in the discount rates or future prepayment assumptions used to periodically value servicing rights. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from a change in future prepayment assumptions to be recorded in the period in which the change occurs. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded under GAAP until the customer actually prepays the old loan and the new loan is sold in the secondary market. Mortgage servicing rights are particularly susceptible to unfavorable mark-to-market adjustments during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. For additional discussion refer to Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data", as well as Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations".

         COMMERCIAL REAL ESTATE LENDING Multi-family residential loans and non-residential real estate loans (together "commercial real estate loans") accounted for approximately 12% and 11%, respectively, of the Bank's gross loans as of December 31, 1999. Applications for commercial real estate loans are accepted at the Bank's main office in La Crosse, as well as offices in Madison, Appleton, and Milwaukee. All underwriting and approval of such loans, however, is performed at the Bank's main office in La Crosse, as is the servicing of such loans on an on-going basis. It is the Bank's general policy to restrict its commercial real estate lending to loans secured by properties located within a 300-mile radius of La Crosse, which includes all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota.

         The Bank's emphasis in commercial real estate lending is in loans secured by collateral classified as Type A properties, which are to comprise not less than 80% of the Bank's total commercial real estate loan portfolio. Examples of such properties include multi-family residential properties, retail shopping establishments, office buildings, and multi-tenant industrial buildings. Not more than 20% of the Bank's commercial real estate loan portfolio is to include loans secured by collateral classified as Type B properties, examples of which include nursing homes, single-tenant industrial buildings, hotels and motels, and churches. The Bank's current policy is to not make any new loans secured by collateral classified as Type C properties, examples of which include restaurants, recreation facilities, and other special purpose facilities, although the Bank has made loans secured by such properties in the past.

         Applications for commercial real estate loans are generally obtained from existing borrowers, direct contacts by loan officers, and referrals. In general these loans have amortization periods ranging from 20 to 30 years, mature in ten years or less, and have interest rates which are fixed for one to five years--thereafter adjusting in accordance with a designated index that is generally subject to a floor and a ceiling. Loan-to-value ratios on the

Bank's commercial real estate loans may be as high as 80% for loans secured by Type A properties and 75% or lower for commercial real estate loans secured by Type B properties. In addition, as part of the criteria for underwriting commercial real estate loans, the Bank generally imposes on potential borrowers a "debt coverage ratio" (the ratio of net cash from operations before payment of debt service to debt service). This ratio ranges from 115% to 120% for loans secured by Type A properties and 120% to 160% for loans secured by Type B properties. It is also the Bank's general policy to obtain personal guarantees on its commercial real estate loans and, when this cannot be obtained, to impose more stringent loan-to-value ratios, debt service ratios, and other underwriting requirements.

         The Bank occasionally purchases commercial real estate loans from third-party financial institutions. In general, such loans are subject to the same underwriting standards as loans originated directly by the Bank. The Bank, however, does not generally service such loans after their acquisition.

         From time-to-time the Bank originates loans to construct multi-family residential and non-residential real estate properties. Such loans accounted for approximately 2% of the Bank's gross loans as of December 31, 1999. Construction loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds if such should become necessary. The Bank's construction lending activities are generally limited to an area within a 150-mile radius of each of Madison, La Crosse, Appleton, and Milwaukee, Wisconsin.

         Commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending. This is due to the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on real estate developers and managers and on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. In addition, loans secured by properties located outside of the Bank's immediate market area may involve a higher degree of risk. This is because the Bank may not be as familiar with market conditions and other relevant factors as it would be in the case of loans secured by properties located within its market areas. The Bank does not have a material concentration of loans outside of its immediate market area.

         The Bank has attempted to minimize the foregoing risks by adopting what management believes are conservative underwriting guidelines that impose more stringent loan-to-value ratios, debt service ratios, and other requirements on loans which are believed to involve higher elements of risk. The Bank also requires independent appraisals on all loans, requires personal guarantees where appropriate, limits the geographic area in which the Bank will make construction loans, and limits the types of loans in its portfolio, as previously described.

         CONSUMER LENDING The Bank offers consumer loans in order to provide a full range of financial services to its retail customers. Such loans accounted for approximately 17% of the Bank's gross loans as of December 31, 1999. Applications for consumer loans may be taken at most of the Bank's retail banking offices. The majority of such loans, however, are underwritten, approved, and serviced on an on-going basis at the Bank's headquarters in La Crosse. Most of the Bank's consumer loan portfolio consists of second mortgage loans, but also includes automobile loans, home equity lines of credit, recreational vehicle and mobile home loans, deposit account secured loans, and unsecured lines of credit or signature loans. The Bank services all of its own consumer loans.

         Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk than such loans because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower's continuing financial stability, are more likely to be affected by adverse personal circumstances, and are often secured by rapidly depreciating personal property such as automobiles. In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower. However, such risks are mitigated to some extent in the case of second mortgage loans and home-equity lines of credit. These types of loans are secured by a second mortgage on the borrower's residence for which the total principal balance outstanding (including the first mortgage) does not generally exceed 100% of the property's value. Second mortgage loans are generally fixed-rate and have terms of up to ten years.

         The Bank believes that the higher yields earned on consumer loans compensate for the increased risk associated with such loans and that consumer loans are important to the Bank's efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio. Furthermore, the Bank's net charge-offs on consumer loans as a percentage of gross loans have not been significant in recent years, despite the risks inherent in consumer lending.

         EDUCATION LENDING The Bank offers education loans through programs sponsored by the federal government. As such, the federal government guarantees most of the principal and interest on such loans. A third party services the loans for the Bank after they are originated. Education loans accounted for approximately 12% of the Bank's gross loans as of December 31, 1999.

         Education loans generally carry a floating-rate of interest and have terms of up to fifteen years. Legislation enacted in late 1999 changed the interest rate earned by lenders on education loans from the three-month U.S. Treasury bill plus 220 basis points (280 basis points for borrowers no longer in school) to a commercial paper rate plus 174 basis points (234 basis points for borrowers no longer in school). This change is effective for loans originated after January 1, 2000. A separate law, enacted in 1993, further changes the rate in 2003 to a long-term U.S. Treasury bond rate plus 100 basis points. Management is not certain at this time what impact these legislative changes may have on the Bank's willingness to originate education loans, although no changes are contemplated at this time. During the twelve months ended December 31, 1999, 1998, and 1997, the Bank originated $29.5 million, $37.7 million, and $38.4 million in education loans, respectively.

         NON-PERFORMING AND OTHER CLASSIFIED ASSETS Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgement of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual of interest. When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income. In general, the Bank does not record accrued interest on loans 90 or more days past due. Refer to Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         When a loan is placed on non-accrual and/or non-performing status, the Bank generally institutes foreclosure or other collection proceedings at that time. Real estate property acquired by the Bank as a result of foreclosure or deed-in-lieu of foreclosure is classified as "real estate" and is considered "non-performing" until it is sold. Other property acquired through adverse judgement, such as automobiles, is generally classified as an "other asset". The amount of foreclosed real estate and other repossessed property has not been material to the Bank in recent years.

         Federal regulations require thrift institutions to classify their assets on a regular basis. In addition, in connection with examinations of thrift institutions, federal examiners have authority to classify problem assets as "Substandard", "Doubtful", or "Loss". An asset is classified as "Substandard" if it is determined to involve a distinct possibility that the Bank could sustain some loss if deficiencies associated with the loan are not corrected. An asset is classified, as "Doubtful" if full collection is highly questionable or improbable. An asset is classified as "Loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "Special Mention" designation, described as assets which do not currently expose the Bank to a sufficient degree of risk to warrant adverse classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the Bank to establish a general allowance for loan losses. If an asset or portion thereof is classified as Loss, the Bank must either establish a specific allowance for the portion of the asset classified as Loss, or charge off such amount. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional discussion.

         ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE The Bank's policy is to establish allowances for estimated losses on specific loans and real estate when it determines that losses are expected to be incurred. In addition, the Bank maintains a general loss allowance against its loan and real estate portfolios that is based on its own loss experience, management's ongoing assessment of current economic conditions, the credit risk inherent in the portfolios, and the experience of the financial services industry. For additional information, refer to Part II,

Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

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

INVESTMENT AND MORTGAGE-RELATED SECURITIES

         The Bank periodically invests in CMOs and MBSs (collectively "mortgage-backed and related securities"). As of December 31, 1999, such investments accounted for approximately 17% of the Bank's total assets.

         Management believes CMOs represent attractive investment alternatives relative to other investment vehicles, due to the variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such securities. CMOs purchased by the Bank represent a participation interest in a pool of single-family residential mortgage loans and are generally rated "AAA" by independent credit-rating agencies. In addition, such investments are secured by credit enhancements and/or subordinated tranches or are collateralized by U.S. government agency MBSs. The Bank generally invests only in sequential-pay, planned amortization class ("PAC"), and targeted amortization class ("TAC") tranches that, at the time of their purchase, are not considered to be high-risk derivative securities, as defined in applicable regulations. The Bank does not invest in support-, companion-, or residual-type tranches. Furthermore, the Bank does not invest in interest-only, principal-only, inverse-floating-rate CMO tranches, or similar complex securities.

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

         In addition to MBSs and CMOs, federally-chartered savings institutions such as the Bank have authority to invest in various other types of investment securities, including U.S. government obligations, securities of various federal agencies, certificates of deposit issued by insured banks and savings institutions, and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally-chartered savings institution is authorized to make directly. In general, investments in these types of securities are limited to the four highest credit categories as established by the major independent credit-rating agencies. Excluding U.S. government and federal agency securities and mutual funds that invest exclusively in such securities, the Bank does not invest in individual securities that exceed 10% of its stockholder's equity. As of December 31, 1999, the Bank held only $873,000 in other investment securities.

         The Bank classifies its mortgage-backed and related securities and its other investment securities as either available for sale or held for investment. For additional discussion, refer to Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

SOURCES OF FUNDS

         General Deposits obtained through its retail branch network have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. The Bank also obtains funds through borrowings from the FHLB and other sources, as well as amortization, maturity, and prepayments of outstanding loans and investments.

         DEPOSIT LIABILITIES The Bank's current deposit products include regular savings accounts, checking accounts, money market deposit accounts, individual retirement accounts, and certificates of deposit ranging in terms from three months to five years. Substantially all of the Bank's deposits are obtained from individuals and businesses located in Wisconsin and the northern portion of Illinois. As of December 31, 1999, deposit liabilities accounted for approximately 71% of the Bank's total liabilities and equity.

         In addition to serving as the Bank's primary source of funds, deposit liabilities (especially checking accounts) are a substantial source of non-interest income. This income is generally received in the form of overdraft fees, periodic service charges, automated teller machine ("ATM") and debit card fees, and other transaction charges.

         The principal methods used by the Bank to attract deposit accounts include offering a variety of products and services, competitive interest rates, and convenient office locations and hours. Most of the Bank's free-standing retail banking offices have drive-up facilities and 28 of the Bank's retail banking facilities are located in supermarkets. The Bank also owns 81 ATM machines, all of which are located in Wisconsin and the northern portion of Illinois. Depositors may also obtain a VISA "debit card" from the Bank, which allows them to purchase goods and services directly from any merchant that accepts VISA credit cards. The same debit card also provides access to the ATM network.

         From time-to-time, the Bank has also used certificates of deposit sold through third-party brokers ("brokered deposits") as an alternative to borrowings from the FHLB. FDIC regulations govern the acceptance of brokered deposits by insured depository institutions such as the Bank. At December 31, 1999, the Bank had no brokered deposits outstanding.

         FEDERAL HOME LOAN BANK ADVANCES The Bank obtains advances from the FHLB secured by certain of its home mortgage loans and mortgage-related securities, as well as stock in the FHLB that the Bank is required to own. Such advances may be made pursuant to several different credit programs, each with its own interest rate and range of maturity dates. As of December 31, 1999, FHLB advances accounted for approximately 21% of the Bank's total liabilities and equity.

         OTHER BORROWINGS The Bank has lines of credit with two financial institutions. These lines, which amount to $20.0 million in the aggregate, permit the overnight purchase of federal funds. The Corporation also has a $10.0 million line of credit with a third financial institution. The interest rate on borrowings under this line is determined on a daily basis at 125 basis points above the one-month London Inter-Bank Offered Rate ("LIBOR"). As of December 31, 1999, $25.2 million was outstanding under these lines of credit.

SUBSIDIARIES

         The Bank has a number of subsidiaries that engage in certain activities that management believes are more appropriately conducted in a subsidiary of the Bank. Following is a brief description of each subsidiary.

         FIRST CAPITAL HOLDINGS, INC. In 1993 the Bank formed a wholly-owned subsidiary in the State of Nevada. The subsidiary, First Capital Holdings, Inc. ("FCHI"), was formed to consolidate and improve the efficiency, management, safekeeping, and operations of the Bank's investment securities portfolio and certain other holdings. In addition, the formation of FCHI has resulted in a lower effective income tax rate for the Bank because the State of Nevada does not currently impose a corporate income tax. As of December 31, 1999, FCHI was managing $355.1 million in mortgage-backed and related securities and $192.3 million in purchased single-family residential loans for the Bank. FCHI's net income was $24.6 million, $15.8 million, and $9.8 million during the years ended December 31, 1999, 1998, and 1997, respectively. The Bank's net investment in FCHI as of December 31, 1999, was $566.3 million, which was eliminated in consolidation in accordance with GAAP.

         FIRST REINSURANCE, INC. In 1998 the Bank formed a wholly-owned subsidiary in the State of Arizona. The subsidiary, First Reinsurance, Inc. ("FRI"), was formed to reinsure or "underwrite" credit life and disability insurance policies sold to the Bank's consumer loan customers. FRI assumes the first level of risk on these policies and a third-party insurer assumes the remaining risk. The third-party insurer is also responsible for performing most of the administrative functions of the subsidiary on a contract basis. FRI's net income was $140,000 and $265,000 during the years ended December 31, 1999 and 1998, respectively. Results for 1998 included a $416,000 pre-tax underwriting gain recorded upon the formation of FRI. Of this amount, all but $149,000 was eliminated in consolidation in accordance with GAAP. At December 31, 1999, the Bank's net investment in FRI was $646,000, which was also eliminated in consolidation.

         FIRST ENTERPRISES, INC. The Bank's wholly-owned subsidiary, First Enterprises, Inc. ("FEI"), was incorporated in 1971 in the State of Wisconsin. During the period from the late-1970s to the mid-1980s, FEI was primarily involved in the acquisition and development of hotels. Except for the maintenance of its two remaining hotel investments, however, FEI is no longer involved in these types of activities. FEI's investment in its remaining hotels was $168,000 as of December 31, 1999. FEI had net income of $84,000, $636,000, and $49,000 during the years ended December 31, 1999, 1998, and 1997, respectively. Results for 1998 included a $965,000 pre-tax gain related to the settlement of a lawsuit against another financial institution. At December 31, 1999, the Bank's net investment in FEI was $202,000, which was eliminated in consolidation in accordance with GAAP.

         TURTLE CREEK CORPORATION In 1995 the Bank acquired an additional subsidiary, Turtle Creek Corporation ("Turtle Creek"), as a result of its acquisition of another financial institution. Turtle Creek, a Wisconsin corporation, holds a 40% limited partnership interest in an apartment complex providing housing for low-to-moderate income and elderly persons. Turtle Creek's aggregate investment in this project was $106,000 at December 31, 1999. Turtle Creek had net income (loss) of $66,000, $(25,000), and $(21,000) during the years ended December 31, 1999, 1998, and 1997, respectively. Results for 1999 included a $107,000 gain on the sale of Turtle Creek's remaining interest in a land development project. The Bank's net investment in Turtle Creek as of December 31, 1999, was $83,000, which was eliminated in consolidation in accordance with GAAP.

COMPETITION

         The Bank faces significant competition in attracting deposits through its retail branch network. Its most direct competition has historically come from commercial banks, credit unions, and other savings institutions located in its market area. In addition, the Bank faces significant competition from mutual fund and insurance companies, as well as primary financial markets such as the stock and bond markets. The Bank competes for deposits principally by offering customers a variety of deposit products, convenient branch locations, operating hours, and other services. The Bank does not rely upon any individual group or entity for a material portion of its deposits.

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

REGULATION OF THE CORPORATION

         The Corporation is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act ("HOLA"). As such, the Corporation is registered with and subject to OTS examination and supervision as well as to certain OTS reporting requirements. The Corporation is also required to file certain reports and otherwise comply with the rules and regulations of the Securities and Exchange Commission ("SEC"). Furthermore, the Corporation is limited with respect to the transactions it can execute with its affiliates (including the Bank), and its ability to acquire control of another insured financial institution, as specified more fully in the applicable regulations. There generally are no restrictions as to activities of a unitary savings and loan holding company such as the Corporation as long as its sole insured subsidiary, the Bank, continues to meet certain regulatory requirements, which management believes it did as of December 31, 1999.

REGULATION OF THE BANK

         The Bank, as a federally-chartered savings bank, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and to certain requirements established by the Federal Reserve Board. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders of financial institutions or their holding companies.

         The investment and lending authority of a federally-chartered savings bank is prescribed by federal laws and regulations. The Bank is also subject to regulatory provisions affecting a wide variety of matters including, but not limited to, branching, loans to one borrower, investment restrictions, activities of subsidiaries, loans to "insiders", and transactions with affiliates. Certain of the regulatory requirements applicable to the Bank and the Corporation are described in more detail in the following paragraphs.

         INSURANCE OF DEPOSITS The Bank's savings deposits are insured by SAIF, which is administered by the FDIC, up to the maximum extent provided by law, currently $100,000 for each depositor. The Bank is subject to a risk-based insurance assessment system under which higher insurance assessment rates are charged to those thrift institutions that are deemed to pose greater risk to the deposit insurance fund. Under this system, insurance assessments range from 0% of deposits for the healthiest financial institutions to 0.27% of deposits for the weakest. This risk-based assessment schedule is identical to that for institutions insured by the Bank Insurance Fund ("BIF"), which is also administered by the FDIC. Under both funds, the insurance assessment paid by a particular institution will depend on the "supervisory rating" it receives from the FDIC ("A", "B", or "C") and on its regulatory capital level ("well capitalized", "adequately capitalized", or "undercapitalized"). Based upon its current supervisory rating and regulatory capital level, and assuming no change in the Bank's risk classification or in overall premium assessment levels, the Bank anticipates that its insurance assessment for 2000 will be zero, which is the same as the Bank's 1999 rate.

         Although the Bank's risk-based insurance assessment for 2000 is expected to be zero, the Bank will still be required to pay 0.0212% of deposits to cover its pro rata share of the bond obligation of a government agency known as the Finance Corporation ("FICO"). This rate is not tied to the FDIC's risk classification; consequently, it is the same for all FDIC-insured institutions.

         CAPITAL STANDARDS The Bank is subject to minimum regulatory capital requirements as specified by OTS regulations. As more fully described in such regulations, the Bank is subject to a leverage limit of at least 3% of total assets, a tangible capital limit of at least 1.5% of total assets, and a risk-based capital limit of at least 8% of risk-weighted assets. As of December 31, 1999, the Bank exceeded all minimum regulatory capital requirements as specified by the OTS.

         The Bank is also subject to minimum regulatory capital requirements as specified by FDIC regulations. As more fully described in such regulations, the Bank must meet the following capital standards to be classified as "adequately capitalized" under FDIC guidelines: (1) Tier 1 capital in an amount not less than 4% of adjusted total assets, (ii) Tier 1 capital in an amount not less than 4% of risk-weighted assets, and (iii) total capital in an amount not less than 8% of risk-weighted assets. As of December 31, 1999, the Bank exceeded all minimum regulatory capital requirements as specified by the FDIC. For additional discussion refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         LIQUIDITY REQUIREMENTS The Bank is required to maintain liquid assets (generally defined as cash and investment-grade short-term securities, as well as certain mortgage-related securities and obligations of the United States) equal to at least 4% of its "liquidity base" (generally defined as short-term deposit liabilities and other borrowings). The OTS may change this requirement from time-to-time to any amount within the range of 4% to 10% of the liquidity base. As of December 31, 1999, the Bank was in compliance with the current minimum requirements. For additional information refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         CLASSIFICATION OF ASSETS As previously described, the Bank's problem assets are subject to classification according to one of three categories:
Substandard, Doubtful, and Loss. An institution is required to develop its own program to classify its assets on a regular basis and to set aside appropriate loss reserves on the basis of such classification. The Bank believes that it is in compliance with the foregoing requirements.

         QUALIFIED THRIFT LENDER TEST A savings association that does not meet the Qualified Thrift Lender Test ("QTL Test"), as set forth in the HOLA and OTS regulations, will lose access to FHLB advances and must either convert to a bank charter or comply with certain restrictions on its operations. Under the QTL Test, a savings association is required to maintain a certain percentage of its assets in qualifying investments, as defined by regulations. In general, qualifying investments consist of housing-related assets. At December 31, 1999, the Bank's assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

         FEDERAL HOME LOAN BANK SYSTEM The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member financial institutions. The Bank, as a member of the FHLB of Chicago, is required to purchase and hold shares of capital stock in the FHLB of Chicago. The requirement is equal to the greater of 1% of the Bank's aggregate unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB of Chicago. At December 31, 1999, the Bank had a $22.5 million investment in the stock of the FHLB of Chicago and was in compliance with this requirement.

         The Bank's investment in FHLB stock, its single-family mortgage loans, and certain other assets (consisting principally of CMOs and MBSs) are used to secure advances from the FHLB of Chicago. The interest rates charged on advances vary with the maturity of the advance and the FHLB's own cost of funds.

         FEDERAL RESERVE SYSTEM Regulation D, as promulgated by the Federal Reserve Board, requires savings institutions to maintain non-interest-earning reserves against certain transaction deposit accounts and other liabilities. At December 31, 1999, the Bank's minimum required reserve level was $19.8 million and it was in compliance with the regulation.

         DIVIDEND RESTRICTIONS The payment of dividends by the Bank is subject to various limitations set forth in federal regulations and as briefly described in Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data". The Bank has not paid any dividends in violation of these regulations.

         COMMUNITY REINVESTMENT ACT Under the Community Reinvestment Act of 1977, as amended (the "CRA"), and as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank's latest CRA rating, received in 1998, was "Outstanding".

         FINANCIAL SERVICES MODERNIZATION ACT On November 12, 1999, the Financial Services Modernization Act of 1999 (also known as the "Gramm-Leach-Bliley Act") was signed into law. This new law repeals the Glass-Steagall Act of 1933 and is intended to increase competition in financial services so that financial firms, such as banks, securities firms, and insurance companies can affiliate with each other through the formation of holding companies. The new law also appoints the Federal Reserve as the overall regulator of such entities. The law also restricts the chartering and transferring of unitary thrift holding companies, although it does not restrict the operations of unitary holding companies in existence prior to May 4, 1999, that continue to meet the QTL Test and continue to control only a single savings institution. The Corporation is a unitary thrift holding company and presently meets these requirements.

         The new law also adopts a number of consumer protection provisions, including those aimed at protecting privacy of information and requiring disclosure of ATM usage charges. Many of the new law's provisions require regulatory action, including the promulgation of regulations yet to become effective. As such, it is too early to assess the eventual impact of the new law on either the financial services industry in general or on the specific operations of the Corporation or the Bank.

TAXATION

         FEDERAL TAXATION The Bank is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended ("IRC"). The Corporation, the Bank, and the Bank's wholly-owned subsidiaries (excluding FRI) file consolidated federal income tax returns, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. The consolidated entity pays taxes at the federal statutory rate of 35% of its taxable income, as defined in the IRC. Refer to Notes 1 and 8 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data" for additional discussion. As of December 31, 1999, there were no material disputes outstanding with Internal Revenue Service.

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

         FCHI and FRI are subject to taxation in the states of Nevada and Arizona, respectively. The State of Nevada does not currently impose a corporate income tax and the State of Arizona imposes a tax on the premium revenues of insurance companies rather than taxable income. Although the taxable income of these subsidiaries is not currently subject to taxation in the State of Wisconsin, on a number of occasions the government of the State of Wisconsin has proposed legislation that would require consolidated income tax returns for entities headquartered in the state. To date, none of these legislative proposals have been passed into law. If such legislation were passed into law, it could result in the taxable income of FCHI, and possibly FRI, being subject to taxation in the State of Wisconsin. If the Corporation had been required to file a consolidated state income tax return in Wisconsin for the year ended December 31, 1999, the Corporation's income tax expense would have been approximately $1.9 million higher than that which has been reported. This would have reduced diluted and basic earnings per share by approximately $0.10 per share. At this time, management of the Corporation is not aware of any legislative proposals that would result in the filing of a consolidated state income tax return in the State of Wisconsin. However, there can be no assurances that such legislation will not be introduced and passed into law in the future.


ITEM 2--PROPERTIES

         As of December 31, 1999, the Bank conducted its business from its corporate offices in La Crosse, Wisconsin, 61 other retail banking facilities located throughout Wisconsin, as previously described, and two separate loan production offices, also located in Wisconsin. At such date, the Bank owned the building and land for 20 of its offices and leased the building and/or the land for its remaining 44 properties, including 28 located in supermarkets. The Bank also owns or leases certain other properties to meet various business needs. For additional information, refer to Note 5 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

ITEM 3--LEGAL PROCEEDINGS

         The information required herein is included in Note 10 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for vote during the fourth quarter of 1999.


                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol FTFC. As of February 18, 2000, the Corporation had 18,319,091 common shares outstanding (net of 1,622,539 shares of treasury stock), 1,474 stockholders of record, 3,400 estimated beneficial stockholders, and 4,874 estimated total stockholders.

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

Dollars in thousands, except for per share amounts
---------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA AS OF DECEMBER 31                1999         1998        1997         1996         1995
---------------------------------------------------------------------------------------------------------------------
Total assets                                           $2,084,554   $1,786,504  $1,544,294   $1,515,413   $1,402,479
Investment securities available for sale, at fair
value                                                         873            -      21,377       74,029       80,325
Mortgage-backed and related securities:
  Available for sale, at fair value                       252,165      204,109      47,895       61,875       84,173
  Held for investment, at cost                            103,932      102,500     124,336      147,835      171,493
Loans held for investment, net                          1,538,595    1,177,526   1,193,893    1,106,040      932,084
Allowance for loan losses                                   7,624        7,624       7,638        7,888        8,186
Mortgage servicing rights, net                             21,728       21,103      16,291       11,887       10,293
Intangible assets                                          12,463       13,485       5,921        5,221        5,643
Deposit liabilities                                     1,471,259    1,460,136   1,146,534    1,024,093      969,423
FHLB advances and other borrowings                        469,580      189,778     275,779      383,593      322,296
Stockholders' equity                                      127,275      122,685     109,361       95,414       98,939
---------------------------------------------------------------------------------------------------------------------
SELECTED OPERATING DATA FOR YEAR ENDED DECEMBER 31           1999         1998        1997         1996         1995
---------------------------------------------------------------------------------------------------------------------
Interest income                                          $130,071     $118,668    $114,976     $103,977      $88,858
Interest expense                                           75,953       71,457      70,265       63,684       54,954
---------------------------------------------------------------------------------------------------------------------
  Net interest income                                      54,117       47,211      44,711       40,293       33,904
Provision for loan losses                                     387          293         539            -            -
---------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      53,731       46,918      44,172       40,293       33,904
---------------------------------------------------------------------------------------------------------------------
Gains from sales of loans                                   7,226       16,929       6,374        4,331        3,545
Gains (losses) from sales of other investments                  -          343       (725)        (311)         (29)
Other non-interest income                                  27,952       14,088      18,645       15,811       13,597
---------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                35,178       31,360      24,294       19,831       17,113
---------------------------------------------------------------------------------------------------------------------
FDIC special assessment                                         -            -           -        5,941            -
Other non-interest expense                                 54,299       47,597      40,197       38,304       34,372
---------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                               54,299       47,597      40,197       44,245       34,372
---------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                         34,609       30,681      28,269       15,880       16,646
Income tax expense                                         12,167       11,257      10,879        5,806        6,001
---------------------------------------------------------------------------------------------------------------------
  Net income                                              $22,441      $19,424     $17,390      $10,074      $10,645
---------------------------------------------------------------------------------------------------------------------
SELECTED OTHER DATA AT OR FOR THE YEAR ENDED                 1999         1998        1997         1996         1995
DECEMBER 31 (1)
---------------------------------------------------------------------------------------------------------------------
Return on average assets                                    1.19%        1.19%       1.13%        0.97%        0.87%
Return on average equity                                    17.63        16.59       17.20        14.21        12.86
Average equity to average assets                             6.74         7.16        6.57         6.80         6.75
Average interest rate spread                                 2.58         2.51        2.63         2.61         2.54
Average net interest margin                                  3.05         3.07        3.07         3.02         2.92
Ratio of allowance for loan losses to total loans
  held for investment at end of period                       0.50         0.65        0.64         0.71         0.88
Ratio of non-interest expense to average assets (2)          2.88         2.90        2.62         2.71         2.83
Earnings per share: (3)
  Diluted earnings per share                                $1.17        $0.98       $0.88        $0.68        $0.57
  Basic earnings per share                                   1.21         1.05        0.95         0.73         0.61
Dividends paid per share (3)                                0.340        0.270       0.233        0.207        0.183
Stock price at end of period (3)                            14.63        16.38       16.94         7.84         6.00
Book value per share at end of period (3)                    6.92         6.68        5.95         5.19         5.02
Banking facilities at end of period                            64           61          50           48           44
---------------------------------------------------------------------------------------------------------------------

(1) Selected other data excludes the after-tax impact of the FDIC special assessment.
(2) Excludes provision for real estate losses and recoveries, as well as FDIC special assessment.
(3) Per share data and historical stock prices have been adjusted for a 3-for-2 stock split on June 12, 1997, and a 2-for-1 stock split on June 11, 1998.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", as well as Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and Part I, Item 1, "Business".

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's earnings for the years ended December 31, 1999, 1998, and 1997, were $22.4 million, $19.4 million, and $17.4 million, respectively. These amounts represented returns on average assets of 1.19%, 1.19%, and 1.13%, respectively, and returns on average equity of 17.63%, 16.59%, and 17.20%, respectively. Diluted earnings per share during these periods were $1.17, $0.98, and $0.88, respectively.

         The increase in net income from 1998 to 1999 was primarily attributable to increases in loan servicing fees, net interest income, retail banking fees, and premiums and commissions on annuity and insurance sales. These developments were offset in part by a substantial decline in gain on sales of loans, as well as other non-interest income. In 1998, the latter included income from a legal settlement, as well as higher levels of fee income from certain loan originations and conversions. Also affecting net income in 1999 was an increase in compensation and employee benefits, along with smaller increases in every other non-interest expense category.

         The increase in net income from 1997 to 1998 was due principally to increases in net interest income, retail banking fees, gain (loss) on sales of investment securities, and other non-interest income. Also contributing was a significant increase in gain on sales of loans, although this development was offset in large part by a substantial decrease in loan servicing fees. These favorable developments were partially offset by increases in compensation and employee benefits, occupancy and equipment expenses, communications, postage, and office supplies expenses, and ATM and debit card transaction costs. Other non-interest expense also increased, primarily because of increased expenses related to the servicing of mortgage loans and the operation and disposition of foreclosed real estate.

         The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of net income during the years ended December 31, 1999, 1998, and 1997.

         NET INTEREST INCOME Net interest income increased by $6.9 million or 14.6% and $2.5 million or 5.6% during the years ended December 31, 1999 and 1998, respectively. The improvement in both of these periods was primarily volume related as the Corporation's average interest-earning assets grew by $235.6 million or 15.3% in 1999 and by $82.2 million or 5.6% in 1998. The principal source of growth in both periods occurred in the Corporation's single-family residential loans and commercial real estate loans and to a lesser degree in consumer and education loans. Although mortgage-backed and related securities also increased substantially in both periods, a portion of this increase was caused by the securitization of adjustable-rate, single-family residential loans into MBSs in early 1998, which explains in part why average single-family residential loans show a decline in 1998. Overnight investments also increased substantially in 1998, although this increase was caused by the temporary investment of proceeds from an increased volume of loan sales. Asset growth in both periods was principally funded by increases in deposit liabilities, as well as FHLB advances in 1999. Also funding growth in loans in 1999 was a significant decline in overnight investments, due to a reduced volume of loan sales. Refer to "Financial Condition" for additional discussion.

         The Corporation's interest rate spread increased modestly in 1999 after decreasing in 1998. Management attributes the overall decline in interest rate spread since 1997 to a generally flatter yield curve environment during most of 1998 and early 1999. This type of interest rate environment typically has an unfavorable impact on the Corporation's interest rate spread because of the tendency of the Corporation's assets to price off a longer end of the yield curve than its liabilities. In recent months, however, the yield curve has steepened somewhat with long-term rates rising faster than short-term rates, which explains some of the improvement in the Corporation's interest rate spread during 1999. Contributing to a greater extent, however, was a 54 basis point decline in the Corporation's average cost of deposit liabilities, from 5.18% in 1998 to 4.64% in 1999. During the first few months of 1999, a significant portion of the Corporation's certificates of deposits matured and were replaced by certificates carrying a lower rate of interest. In addition, the Corporation reduced the rate it pays on its interest-bearing checking accounts, money market savings accounts, and regular savings accounts. Given recent increases in market rates of interest, however, management expects the Corporation's average cost of deposit liabilities to increase in the immediate future. In addition, recent and potential future increases in the federal funds rate are expected to have an adverse impact on the rate the Corporation pays on short-term borrowings from the FHLB, as well as purchased fed funds. FHLB borrowings and purchased fed funds that mature either overnight or within three months amounted to $204.0 million as of December 31, 1999.

         Also contributing to the increase in net interest income in 1998 was an increase in average non-interest bearing deposit liabilities, which was the principal reason the Corporation's ratio of average interest-earning assets to average interest-bearing liabilities improved from 109.14% in 1997 to 112.03% in 1998. The increase in non-interest-bearing liabilities was due in part to an increase in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in these accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased significantly in 1998 because of increased loan prepayment activity, which was brought about by a generally lower interest rate environment.

         The following table sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the years ended December 31, 1999, 1998, and 1997.

Dollars in thousands                         1999                         1998                        1997
--------------------------------------------------------------------------------------------------------------------
                                 AVERAGE             YIELD/    AVERAGE            YIELD/    AVERAGE            YIELD/
                                 BALANCE  INTEREST    COST     BALANCE INTEREST    COST     BALANCE INTEREST    COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage
  loans                         $588,928  $41,592   7.06%    $500,772  $38,404   7.67%    $603,662 $47,927    7.94%
  Commercial real estate
  loans                          353,040   28,018    7.94     295,533   25,079    8.49     250,760  21,764     8.68
  Consumer loans                 240,260   19,981    8.32     210,326   18,485    8.79     186,622  16,712     8.95
  Education loans                184,896   14,289    7.73     169,360   13,501    7.97     144,604  11,539     7.98
--------------------------------------------------------------------------------------------------------------------
    Total loans                1,367,124  103,880    7.60   1,175,991   95,469    8.12   1,185,648  97,942     8.26
Mortgage-backed and
  related securities             362,418   23,728    6.55     279,767   18,542    6.63     193,135  12,126     6.28
Investment securities              1,019       44    4.37       6,657      407    6.11      49,747   3,079     6.19
Interest-bearing deposits
  with banks                      29,932    1,405    4.69      63,596    3,336    5.25      10,594     576     5.44
Other earning assets              14,959    1,013    6.78      13,814      913    6.61      18,540   1,254     6.77
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning
  assets                       1,775,452  130,071    7.33   1,539,825  118,668    7.71   1,457,664 114,976     7.89
Non-interest-earning assets:
  Office properties and
equipment                         24,855                       24,745                       25,201
  Other assets                    87,762                       69,464                       56,573
--------------------------------------------------------------------------------------------------------------------
    Total assets              $1,888,069                   $1,634,034                   $1,539,438
--------------------------------------------------------------------------------------------------------------------
Interest-bearing
  liabilities:
  Regular savings accounts      $109,318   $1,741   1.59%     $94,981   $1,843   1.94%     $88,797  $1,800    2.03%
  Checking accounts               70,404      558    0.79      58,126      544    0.94      52,579     524     1.00
  Money market accounts          177,025    6,587    3.72     150,209    6,381    4.25     142,438   6,322     4.44
  Certificates of deposit        949,500   51,661    5.44     843,066   50,653    6.01     710,591  42,504     5.98
--------------------------------------------------------------------------------------------------------------------
    Total deposits             1,306,248   60,547    4.64   1,146,382   59,422    5.18     994,405  51,150     5.14
FHLB advances                    281,652   15,060    5.35     220,223   11,851    5.38     325,481  18,569     5.71
Other borrowings                  11,025      346    3.14       7,901      185    2.34      15,650     546     3.49
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
  liabilities                  1,598,926   75,953    4.75   1,374,506   71,457    5.20   1,335,536  70,265     5.26
Non-interest-bearing
  liabilities:
  Non-interest-bearing
deposits                         145,428                      126,480                       92,439
  Other liabilities               16,397                       15,997                       10,343
--------------------------------------------------------------------------------------------------------------------
    Total liabilities          1,760,751                    1,516,983                    1,438,318
Stockholders' equity             127,318                      117,052                      101,120
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity    $1,888,069                   $1,634,034                   $1,539,438
--------------------------------------------------------------------------------------------------------------------
Net interest income                       $54,117                      $47,211                     $44,711
--------------------------------------------------------------------------------------------------------------------
Interest rate spread                                2.58%                        2.51%                        2.63%
--------------------------------------------------------------------------------------------------------------------
Net interest income as a
percent
  of average earning assets                         3.05%                        3.07%                        3.07%
--------------------------------------------------------------------------------------------------------------------
Average interest-earning
  assets to average
interest-
  bearing liabilities                             111.04%                      112.03%                      109.14%
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


                                            1999 COMPARED TO 1998                      1998 COMPARED TO 1997
Dollars in thousands                           INCREASE (DECREASE)                        INCREASE (DECREASE)
--------------------------------------------------------------------------------------------------------------------
                                                          RATE/                                     RATE/
                                       RATE    VOLUME    VOLUME       NET         RATE    VOLUME   VOLUME       NET
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans     ($3,037)    $6,761    ($536)    $3,188     ($1,632)   ($8,169)    $278   ($9,523)
  Commercial real estate loans      (1,626)     4,880     (315)     2,939        (484)     3,886      (86)    3,316
  Consumer loans                      (993)     2,631     (142)     1,496        (310)     2,123      (39)    1,773
  Education loans                     (413)     1,238      (37)       788         (11)     1,975       (2)    1,962
--------------------------------------------------------------------------------------------------------------------
    Total loans                     (6,069)    15,510   (1,030)     8,411      (2,438)      (185)     152    (2,473)
  Mortgage-backed and related
  securities                          (225)     5,478      (67)     5,186         675      5,439      302     6,416
  Investment securities               (116)      (345)      98       (363)        (37)    (2,667)      33    (2,671)
  Interest-bearing deposits with
  banks                               (351)    (1,766)     186     (1,931)        (20)     2,882     (101)    2,761
  Other earning assets                  22         76        2        100         (28)      (320)       7      (341)
--------------------------------------------------------------------------------------------------------------------
  Total net change in income on
    interest-earning assets         (6,739)    18,953     (811)    11,403      (1,848)     5,149      391     3,692
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing deposits         (5,988)     7,927     (814)     1,125        (190)     8,449       13     8,272
  FHLB advances                        (76)     3,306      (21)     3,209      (1,054)    (6,005)     341    (6,718)
  Other borrowings                      64         73       24        161        (180)      (270)      89      (361)
--------------------------------------------------------------------------------------------------------------------
  Total net change in expense on
    interest-bearing liabilities    (6,000)    11,306     (811)     4,496      (1,424)     2,174      442     1,192
--------------------------------------------------------------------------------------------------------------------
  Net change in net interest
  income                             ($739)    $7,647       --     $6,906       ($424)    $2,975     ($51)   $2,500
--------------------------------------------------------------------------------------------------------------------


         PROVISION FOR LOAN LOSSES In general, provisions for loan losses recorded during the years ended 1999, 1998, and 1997, approximated the Corporation's actual charge-off activity during such periods, except for a $272,000 charge-off related to education loans in 1997, as described in a subsequent paragraph. Management of the Corporation expects the provision for 2000 to also approximate actual charge-off activity, although there can be no assurances.

         The following table summarizes the activity in the Corporation's allowance for loan losses during each of years indicated.

Dollars in thousands                                                    1999      1998      1997     1996      1995
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                        $7,624    $7,638    $7,888   $8,186    $8,074
Provision for losses                                                     387       293       539        -         -
--------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Single-family mortgage loans                                             -         -        13        -         -
  Consumer loans                                                         408       332       530      328       209
  Education loans                                                         26        33       272        9       125
  Commercial business loans                                                -         -         -        -       135
--------------------------------------------------------------------------------------------------------------------
    Total loans charged-off                                              434       365       815      337       469
  Recoveries (principally consumer loans)                                 47        58        26       39        44
--------------------------------------------------------------------------------------------------------------------
    Charge-offs net of recoveries                                        387       307       789      298       425
Purchased allowances                                                       -         -         -        -       537
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                              $7,624    $7,624    $7,638   $7,888    $8,186
--------------------------------------------------------------------------------------------------------------------
Net charge-offs as a percentage of average loans outstanding           0.03%     0.03%     0.07%    0.03%     0.05%
--------------------------------------------------------------------------------------------------------------------
Ratio of allowance to total loans held for investment at end of
period                                                                 0.50%     0.65%     0.64%    0.71%     0.88%
--------------------------------------------------------------------------------------------------------------------
Note: there were no charge-offs of commercial real estate loans during the five years ended
December 31, 1999.


         Consumer loan charge-offs in 1997 and 1995 included $272,000 and $125,000, respectively, related to accrued interest on education loans that was deemed uncollectible from the U.S. Government. Similar charge-offs on education loans are not anticipated in the future; however, there can be no assurances. The purchased allowances shown for 1995 were from the acquisition of another financial institution.

         The Corporation's ratio of allowance for loan losses to loans held for investment has declined steadily since 1995. This decline was principally due to growth in the Corporation's level of loans held for investment while at the same time its level of allowance for loan losses has remained relatively stable. Despite growth in its loans held for investment, additions to allowance for loan losses have not been required in light of extremely low levels of net charge-off activity, as well as low levels of non-performing and other classified assets. The allowance as a percentage of non-performing assets was 365%, 330%, and 159% as of December 31, 1999, 1998, and 1997, respectively. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         The following table shows the Corporation's total allowance for loan losses and the allocation to the various loan categories as of December 31 for each of the years indicated.

Dollars in thousands                     1999            1998             1997            1996            1995
--------------------------------------------------------------------------------------------------------------------
                                  AMOUNT     %    AMOUNT     %     AMOUNT     %    AMOUNT     %     AMOUNT     %
--------------------------------------------------------------------------------------------------------------------
Single-family mortgage loans         $144   0.02%    $156    0.04%    $148   0.03%    $183   0.03%     $177   0.04%
Commercial real estate loans        7,088    2.00   7,017     2.43   7,200    2.90   7,326    3.30    7,710    3.93
Consumer loans                        355    0.13     414     0.19     253    0.12     302    0.18      222    0.16
Commercial business loans              37   12.50      37     9.97      37    6.65      77    6.33       77    3.49
--------------------------------------------------------------------------------------------------------------------
  Total allowance for loan losses  $7,624   0.50%  $7,624    0.65%  $7,638   0.64%  $7,888   0.71%   $8,186   0.88%
--------------------------------------------------------------------------------------------------------------------

Note: no allowance for loss was allocated to education loans as of December 31 f or any of the years presented.

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

         NON-INTEREST INCOME Non-interest income for the years ended December 31, 1999, 1998, and 1997, was $35.2 million, $31.4 million, and $24.3 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1998 to 1999 and 1997 to 1998.

         Retail banking fees and service charges increased by $5.2 million or approximately 35% in 1999 and by $2.4 million or 19.4% in 1998. The increase in 1999 was due in part to an increase in the per-item charge for overdrafts on checking accounts that was instituted early in the year. Also contributing to the increase in 1999, as well as 1998, was 33% growth in the number of checking accounts serviced by the Corporation since December 31, 1997. Over 50% of this growth came from retail banking offices that were opened or acquired in 1998 and 1999. Also contributing to the growth in retail banking fees in both periods was a $722,000 and $587,000 or approximately 26% and 27% increase in fees from customers' use of ATMs in 1999 and 1998, respectively. In addition, fee income from customers' use of debit cards increased by $762,000 and $411,000 or approximately 54% and 41% in the same periods, respectively. The Corporation introduced debit cards to its checking account customers in 1996. In addition to giving customers access to virtually any ATM network, debit cards give customers the ability to make purchases directly from any merchant that accepts VISA credit cards.

         Loan servicing fees were $2.8 million, $(6.7) million, and $2.4 million in 1999, 1998, and 1997, respectively. Interest rates reached historically low levels in 1998. As a result, loan prepayment activity was much higher in that period than that which had originally been estimated for the related mortgage servicing rights. Because of such prepayment activity, the Corporation recorded $10.2 million in losses on its mortgage servicing rights in 1998 over-and-above that which management considered to be normal periodic amortization. This compared to only $1.1 million in such losses in 1999, a period during which interest rates generally increased, which resulted in significantly lower prepayment activity compared to 1998. Only $650,000 in losses on mortgage servicing rights were recorded in 1997.

         Excluding the effects of the aforementioned losses, but net of normal periodic amortization, loan servicing fees would have increased by $306,000 or 8.6% and $542,000 or 18.0% in 1999 and 1998, respectively. These increases were attributable to a $227.6 million or 13.7% increase and a $375.3 million or approximately 29% increase in the average outstanding balance of loans serviced for others during such periods, respectively. The significant growth in 1998 was due in part to the securitization of $222.3 million of the Corporation's adjustable-rate residential mortgage loans into MBSs. The principal balance related to these securities was included in the amount reported as loans serviced for others even though the securities were retained by the Corporation. Also contributing to the growth in loans serviced for others in 1998 was an interest rate environment that caused borrowers to favor fixed-rate loans, which the Corporation generally sells in the secondary market, over adjustable-rate mortgage loans, which the Corporation generally retains in portfolio. Finally, in 1998 the Corporation also purchased mortgage servicing rights related to $50.0 million in fixed-rate residential mortgage loans on properties located in the state of Iowa.

         The rate of growth in loans serviced for others slowed in 1999 as borrower preference shifted to adjustable-rate loans in response to a higher interest rate environment during most of 1999. Consequently, loans serviced for others increased by only $17.4 million or 0.9% in 1999 compared to an increase of $450.9 million or approximately 32% in 1998. After December 31, 1999, interest rates have remained at relatively high levels compared to 1998 and early 1999. If this environment persists, or if interest rates rise further, management anticipates only modest growth in 2000 in the Corporation's loans serviced for others, due to continued preference on the part of borrowers for adjustable-rate mortgage loans.

         For additional discussion relating to mortgage servicing rights, refer to Part I, Item 1, "Business--Lending Activities", and Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         Premiums and commissions on annuity and insurance sales increased by $833,000 or almost 50% in 1999 and decreased by $31,000 or 1.7% in 1998. The Corporation's principal sources of premium and commission revenues are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, and mortgage loan insurance policies. The increase in 1999 was primarily due to increased sales of tax-deferred annuity contracts. The decrease in 1998 was principally due to decreases in revenue from sales of credit life and disability insurance policies and mortgage loan insurance policies. Included in commission revenue for 1998 was a $149,000 underwriting gain related to the Corporation's formation of FRI, a wholly-owned reinsurance subsidiary (refer to Part I, Item 1, "Business--Subsidiaries", for additional discussion).

         Gains on sales of loans for the years ended December 31, 1999, 1998, and 1997, were $7.2 million, $16.9 million, and $6.4 million, respectively. The decrease in 1999 was attributable to a $539.8 million or approximately 60% decline in the Corporation's mortgage loan sales. This decline was due to a rising interest rate environment during most of 1999 that slowed originations of fixed-rate mortgage loans, as well as conversions of adjustable-rate loans into fixed-rate loans, both of which the Corporation generally sells in the secondary market. The dramatic increase in gains on sales of loans in 1998 was caused by a historically low interest rate environment, which resulted in significant originations and sales of fixed-rate mortgage loans in that period, as well as increased conversions of adjustable-rate loans into fixed-rate loans. After December 31, 1999, interest rates have remained at relatively high levels compared to 1998 and early 1999. If this environment persists, or if interest rates rise further, management anticipates that borrowers will continue to prefer adjustable-rate loans over fixed-rate loans. Consequently, management expects the Corporation's gain on sales of loans to decline further in 2000 relative to 1999.

         Gain (loss) on sales of investment securities for the years ended December 31, 1999, 1998, and 1997, were zero, $343,000, and $(725,000), respectively. The gain in 1998 was caused by the sale of FNMA stock that had been acquired in the early 1980s. The loss in 1997 was caused by the Corporation's sale of its remaining interest in mutual funds that invested primarily in adjustable-rate mortgage loans and short-term government securities.

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

         Other income was $2.4 million, $4.0 million, and $1.9 million for the years ended December 31, 1999, 1998, and 1997, respectively. The results for 1998 included a $965,000 pre-tax gain recorded on the books of FEI, a wholly-owned subsidiary of the Bank (refer to Part I, Item 1, "Business--Subsidiaries"). The gain related to FEI's settlement of a lawsuit that it had brought against another financial institution. Also included in the results for 1998 was a significant increase in fees from customers' conversions of adjustable-rate mortgage loans into fixed rate loans due to the low interest rate environment, as previously described. Also contributing were increases in fees received on loans originated as agent for the Wisconsin State Veterans Administration and the Wisconsin Housing and Economic Development Authority.

         NON-INTEREST EXPENSE Non-interest expense for the years ended December 31, 1999, 1998, and 1997, was $54.3 million, $47.6 million, and $40.2 million, respectively. Non-interest expense as a percent of average assets during these periods was 2.88%, 2.90%, and 2.62%, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1998 to 1999 and 1997 to 1998.

         Compensation and employee benefits increased by $4.9 million or 18.2% in 1999 and $4.8 million or 22.1% in 1998. In general, the increase in both periods was due to general growth in the number of banking facilities operated by the Corporation, as well as normal annual merit increases. Since December 31, 1997, the Corporation has opened or acquired fourteen retail banking facilities. In 2000, the Corporation intends to open or acquire up to five retail banking facilities and one loan production facility, although there can be no assurances.

         As of December 31, 1999, the Corporation had 831 full-time equivalent employees. This compared to 808 and 690 as of December 31, 1998 and 1997, respectively.

         Occupancy and equipment expense increased by $432,000 or 6.2% in 1999 and $274,000 or 4.1% in 1998. In addition, communications, postage, and office supplies expense increased by $344,000 or 9.4% in 1999 and $530,000 or 16.8% in 1998. These increases were primarily attributable to general growth in the number of banking facilities operated by the Corporation, as previously described, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $358,000 or 15.3% in 1999 and $314,000 or 15.5% in 1998. The increase in both years was attributable to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation.

         Amortization of intangible assets, which consists primarily of deposit-based intangibles and purchase accounting goodwill, increased by $450,000 or approximately 75% in 1999 and $86,000 or 17.3% in 1998. The increase in both periods was caused by the Corporation's purchase of deposits from another financial institution in the fourth quarter of 1998.

         Other non-interest expenses increased by $148,000 or 2.8% in 1999 and $1.3 million or approximately 40% in 1998. The results for 1999 included increased losses from forgery, fraud, and other irregularities associated with increased checking, ATM, and debit card volumes, as well as increased check printing charges associated with customers' checking accounts. The latter development, however, was principally due to a change in accounting for such charges. Before 1999, check printing charges were netted against the commission revenue received from the Corporation's third-party check suppliers. Also contributing to other non-interest expenses in 1999 was the payment of $152,000 in sales and use taxes to the State of Wisconsin for prior years, as well as increased professional fees incurred as a result of the negotiations connected with such issue.

         The significant increase in other non-interest expense in 1998 was caused by a variety of factors, the most significant of which were increased costs related to the operation and disposition of foreclosed real estate, increased losses on customers' deposit accounts, and increased costs related to servicing of loans for FNMA. Under the terms of its servicing agreement with FNMA, the Corporation is required to pay a full month's interest to FNMA when certain loans are repaid, regardless of the actual date of the loan payoff. A historically low interest rate environment and increased prepayment activity in 1998 resulted in increased payment of "loan pay-off interest" to FNMA.

         INCOME TAX EXPENSE Income tax expense for the years ended December 31, 1999, 1998, and 1997, was $12.2 million, $11.3 million, and $10.9 million, respectively, or 35.2%, 36.7%, and 38.5% of pretax income, respectively. In 1997 the Corporation's effective tax rate was higher because a greater share of its taxable earnings were in the State of Wisconsin as opposed to the State of Nevada, which imposes no corporate income tax (refer to Part I, Item 1, "Business--Subsidiaries" and "Business--Taxation", for additional discussion). During 1999 and 1998 the Corporation substantially increased its investment in FCHI, its Nevada subsidiary, which lowered the Corporation's effective income tax rate in each period.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $298.1 million or 16.7% during the twelve months ended December 31, 1999. This increase was primarily the result of a $361.1 million or approximately 31% increase in loans held for investment due to continued growth in the Corporation's single-family residential and commercial real estate loan portfolios, as well as smaller increases in its consumer and education loan portfolios. Also contributing to the growth in total assets was a $49.5 million or 16.1% increase in aggregate mortgage-backed and related securities. These developments were offset in part by a $78.8 million or over 80% decline in overnight investments and a $65.7 million or over 90% decline in loans held for sale. The majority of growth in the Corporation's total assets was funded by a $279.8 million or almost 150% increase in FHLB advances and other borrowings. Contributing to a lesser degree was an $11.1 million or 0.8% increase in deposit liabilities.

         CASH AND DUE FROM BANKS The Corporation's cash and due from banks, which consists primarily of vault and teller cash, as well as correspondent bank balances, increased by $21.9 million or approximately 50% during the twelve months ended December 31, 1999. Most of this increase was caused by the build-up of cash reserves in the Corporation's vaults in anticipation of customer demand prior to the year 2000 change-over. Such cash reserves proved unnecessary, however, and were promptly returned to the Federal Reserve System in January 2000.

         INTEREST-BEARING DEPOSITS WITH BANKS The Corporation's interest-bearing deposits with banks, which consist principally of overnight investments at the FHLB, declined substantially during the twelve months ended December 31, 1999. Overnight investments were abnormally high during most of 1998 and early 1999 due to the temporary investment of proceeds from loans sales. Loan sales activity was extremely high in such periods due to a historically low interest rate environment, as previously described.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $49.5 million or 16.1% during the twelve months ended December 31, 1999. This increase was caused by the purchase of $195.3 million in short- and medium-term, fixed-rate CMOs. Approximately 74% of these securities were classified as "available for sale", and the remainder were classified as "held for investment". These purchases were offset in part by $140.0 million in principal repayments on the portfolio during the year.

         The following table sets forth the composition of the Corporation's mortgage-backed and related securities portfolios as of December 31 for each of the years indicated.


Dollars in thousands                                 1999                     1998                     1997
--------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED        FAIR    AMORTIZED         FAIR   AMORTIZED         FAIR
                                                COST       VALUE         COST        VALUE        COST        VALUE
--------------------------------------------------------------------------------------------------------------------
Available for sale:
  Collateralized mortgage obligations       $148,311    $143,790      $33,871      $33,787     $48,953      $47,895
  Mortgage-backed securities                 105,651     108,376      165,872      170,322           -            -
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                 253,963     252,165      199,743      204,109      48,953       47,895
--------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations        100,522      97,733       97,251       97,608     115,847      115,057
  Mortgage-backed securities                   3,410       3,335        5,249        5,300       8,489        8,557
--------------------------------------------------------------------------------------------------------------------
    Total held for investment:               103,932     101,068      102,500      102,908     124,336      123,614
--------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed and related
    securities                              $357,895    $353,234     $302,243     $307,017    $173,289     $171,509
--------------------------------------------------------------------------------------------------------------------
Weighted-average yield                         6.82%                    6.95%                    6.29%
--------------------------------------------------------------------------------------------------------------------

         LOANS HELD FOR SALE The Corporation's loans held for sale declined by $65.7 million or over 90% during the year ended December 31, 1999. This decrease was due to a rising interest rate environment during most of 1999 that increased consumer demand for adjustable-rate mortgage loans, which the Corporation generally retains in portfolio as opposed to selling in the secondary market.

         The following table sets forth the activity in the Corporation's portfolio of loans held for sale during each of the years indicated.

Dollars in thousands                                   1999          1998          1997          1996          1995
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $72,002       $45,577       $20,339       $23,976        $2,467
Single-family mortgage loans originated for
sale (1)                                            305,345       818,292       258,818       237,592       180,319
Loans transferred from held for investment
(2)                                                  21,283        98,718        92,573        15,659        12,448
Loans transferred to held for investment (3)        (43,554)            -             -             -             -
Principal balance of loans sold                    (348,730)     (890,585)     (326,153)     (256,888)     (171,258)
--------------------------------------------------------------------------------------------------------------------
  Balance at end of period                           $6,346       $72,002       $45,577       $20,339       $23,976
--------------------------------------------------------------------------------------------------------------------

(1) Net of monthly principal payments received from borrowers during the period held for sale.
(2) Consists of single-family adjustable-rate mortgage loans originated for investment that converted to fixed-rate loans. The Corporation generally sells such loans in the secondary market.
(3) Consists of fixed-rate mortgage loans transferred to loans held for investment at the lower of cost or market to maintain growth in the Corporation's earning assets.

         In the fourth quarter of 1999, the Corporation transferred $43.6 million in fixed-rate mortgage loans that had been originated for sale to its portfolio of loans held for investment. In accordance with GAAP, these loans were transferred at the lower of cost or market, which resulted in a $152,000 loss in the current period. This loss reduced the amount reported as gain on sales of loans in 1999. Refer to the next paragraph for additional discussion.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $361.1 million or approximately 31% during the twelve months ended December 31, 1999. Most of this increase occurred in the Corporation's single-family residential and commercial real estate loan portfolios. Also contributing, although to a lesser degree, were increases in consumer and education loans. The increase in single-family residential loans was caused by a rising interest rate environment during most of 1999, which increased borrowers' preference for adjustable-rate mortgage loans, which the Corporation generally retains in portfolio. In an effort to increase its level of earning assets in 1999, the Corporation also purchased $97.2 million in adjustable-rate single-family mortgage loans from a third-party financial institution and transferred $43.6 million in fixed-rate single-family mortgage loans from its held for sale portfolio to its held for investment portfolio, as described in the previous paragraph. The loans purchased by the Corporation were subjected to substantially the same underwriting process as the Corporation's own originations. The loans are located throughout the U.S., with no single state making up a significant portion of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 250 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of three to seven years before their first adjustment date. The loans were purchased by FCHI, the Corporation's wholly-owned investment subsidiary in Nevada.

         The following table sets forth the composition of the Corporation's portfolio of loans held for investment as of December 31 for each of the years indicated.


Dollars in thousands                1999             1998             1997              1996             1995
--------------------------------------------------------------------------------------------------------------------
                               AMOUNT        %   AMOUNT       %   AMOUNT        %   AMOUNT       %   AMOUNT       %
--------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Single-family mortgage
  loans                         $652,883   42%   $426,603   36%    $537,722   45%   $543,109   49%    $462,760  49%
  Multi-family residential
  loans                          186,591    12    148,060    13     140,589    12    127,334    11     119,955   13
  Non-residential real
  estate loans                   168,453    11    141,046    12     107,315     9     94,401     8      76,242    8
  Construction loans (1)          80,563     5     63,035     5      51,319     4     46,641     4      31,364    3
--------------------------------------------------------------------------------------------------------------------
    Total real estate loans    1,088,490    70    778,744    66     836,945    70    811,485    73     690,321   73
--------------------------------------------------------------------------------------------------------------------
Consumer loans:
  Second mortgage and home
    equity loans                 204,806    13    175,541    15     163,231    14    119,645    11      83,993    9
  Automobile loans                46,956     3     37,558     3      31,182     3     36,831     3      39,653    4
  Other consumer loans (2)        14,239     1      9,006     1       9,149     1     10,724     1      16,238    2
--------------------------------------------------------------------------------------------------------------------
    Total consumer loans         266,001    17    222,105    19     203,562    17    167,200    15     139,884   15
--------------------------------------------------------------------------------------------------------------------
Education loans                  190,170    12    182,380    15     159,893    13    134,094    12     108,003   11
Commercial business loans            296     -        371     -         557     -      1,217     -       2,205    -
--------------------------------------------------------------------------------------------------------------------
    Subtotal                   1,544,958  100%  1,183,600  100%   1,200,957  100%  1,113,996  100%     940,413 100%
Unearned discounts, premiums,
    and net deferred loan
    fee/costs                      1,260            1,549               574              (68)             (143)
Allowance for loan losses         (7,624)          (7,624)           (7,638)          (7,888)           (8,186)
--------------------------------------------------------------------------------------------------------------------
    Total loans held for      $1,538,595       $1,177,526        $1,193,893       $1,106,040          $932,084
    investment
====================================================================================================================
Weighted average                   7.58%            7.80%             8.22%            8.16%             8.24%
contractual rate
====================================================================================================================

(1) At December 31, 1999, construction loans consisted of $45.6 million in single-family residences, $22.6 million in non-residential real estate, and $12.4 million in multi-family residential real estate loans.
(2) At December 31, 1999, other consumer loans included $10.2 million of unsecured loans, $1.9 million of recreational and household good loans, $1.5 million of deposit account-secured loans, and $0.6 million of mobile home loans.

         The following table sets forth the activity in the Corporation's portfolio of loans held for investment during each of the years indicated.

Dollars in thousands                                   1999          1998           1997          1996          1995
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                   $1,177,526    $1,193,893     $1,106,040      $932,084      $723,826
---------------------------------------------------------------------------------------------------------------------
Real estate loan originations:
  Single-family mortgage loans (1)                  293,227       212,964        243,694       247,362       147,827
  Commercial real estate loans                      112,180       106,146         71,554        65,384        21,477
  Decrease (increase) in loans in process (2)       (7,086)         1,654       (13,081)       (3,277)       (1,836)
---------------------------------------------------------------------------------------------------------------------
    Total real estate loans originated              398,321       320,764        302,167       309,469       167,468
---------------------------------------------------------------------------------------------------------------------
Consumer loan originations:
  Second mortgage and home equity loans             137,459       136,659        120,809        89,115        65,397
  Automobile loans                                   39,635        33,729         23,923        29,377        23,489
  Other consumer loans (3)                           12,168         6,461          7,004         8,675         9,701
---------------------------------------------------------------------------------------------------------------------
    Total consumer loans originated                 189,262       176,849        151,736       127,167        98,587
---------------------------------------------------------------------------------------------------------------------
Education loan originations                          29,521        37,692         38,422        36,176        31,347
---------------------------------------------------------------------------------------------------------------------
    Total loans originated for investment           617,103       535,305        492,325       472,812       297,402
---------------------------------------------------------------------------------------------------------------------
Loans purchased for investment:
  Single-family residential loans                    97,238       165,140              -             -             -
  Consumer loans                                          -           377              -             -            22
  Commercial real estate loans                          798             -          6,373         9,692         1,946
---------------------------------------------------------------------------------------------------------------------
    Total loans purchased for investment             98,036       165,517          6,373         9,692         1,968
---------------------------------------------------------------------------------------------------------------------
Loan principal repayments                         (371,997)     (389,935)      (317,291)     (292,199)     (186,024)
Loans transferred to held for sale
portfolio (4)                                      (21,283)      (98,718)       (92,573)      (15,659)      (12,448)
Loans transferred from held for sale
portfolio (5)                                       43,554             -              -             -             -
Loans swapped into mortgage-backed securities            -      (222,260)             -             -             -
Loans acquired through merger                            -             -              -             -       107,788
Other changes in loans held for investment (6)      (4,344)       (6,276)          (981)         (690)         (428)
---------------------------------------------------------------------------------------------------------------------
  Balance at end of period                       $1,538,595    $1,177,526     $1,193,893    $1,106,040      $932,084
=====================================================================================================================

(1) Excludes loans originated for sale and loans originated on an agency basis for WHEDA and State VA. The latter amounted to $30.3 million, $38.8 million, $23.1 million, $20.9 million, and $27.9 million in 1999, 1998, 1997, 1996, and 1995, respectively.
(2) Consists of changes in loans in process on single-family, multi-family, and non-residential real estate construction loans.
(3) Consists principally of loans secured by mobile homes, recreational and household goods, and deposit accounts, as well as unsecured loans.
(4) Consists of single-family adjustable-rate mortgage loans that converted to fixed-rate and were sold by the Corporation in the secondary market.
(5) Consists of fixed-rate mortgage loans transferred from loans held for sale at the lower of cost or market to maintain growth in the Corporation's earning assets.
(6) Consists principally of real estate foreclosures and changes in allowance for loan losses, discounts, premiums, and deferred fees.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by only $11.1 million or 0.8% during the twelve months ended December 31, 1999. Growth in the Corporation's deposits slowed in 1999 as the Corporation opened fewer retail banking facilities during the year and priced its deposits less aggressively (relative to its competition) in an effort to control changes in its cost of funds in a rising rate environment. The Corporation's deposit liabilities were also impacted during the year by an $18.0 million or over 50% decline in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts were at a high level at the end of 1998 because of a historically low interest rate environment, which caused significant increases in loan prepayment activity.

         The following table sets forth the composition of the Corporation's deposit liabilities as of December 31 for each of the years indicated.

Dollars in thousands                                 1999                     1998                     1997
--------------------------------------------------------------------------------------------------------------------
                                                        WEIGHTED                  WEIGHTED                 WEIGHTED
                                                         AVERAGE                   AVERAGE                  AVERAGE
                                              AMOUNT        RATE       AMOUNT         RATE      AMOUNT         RATE
--------------------------------------------------------------------------------------------------------------------
Regular savings accounts                    $104,511       1.49%     $103,467        1.98%     $87,605        1.98%
Interest-bearing checking accounts            72,913        0.75       83,260         0.86      54,994         0.99
Non-interest bearing checking accounts       136,700           -      144,731            -      93,323            -
Money market accounts                        173,596        3.76      166,801         4.03     143,116         4.36
Variable-rate IRA accounts                     3,610        3.63        3,215         4.11       2,956         4.41
Certificates of deposit                      979,930        5.41      958,662         5.83     764,540         6.04
--------------------------------------------------------------------------------------------------------------------
  Total                                   $1,471,259       4.20%   $1,460,136        4.49%  $1,146,534        4.79%
--------------------------------------------------------------------------------------------------------------------

         At December 31, 1999, certificates of deposit in denominations of $100,000 or more amounted to $91.7 million and mature as follows: $21.5 million within three months, $14.6 million over three through six months, $31.3 million over six through 12 months, $20.7 million over 12 through 24 months, and $3.6 million over 24 months. At December 31, 1999, the Bank had no brokered deposits outstanding.

         FHLB ADVANCES AND OTHER BORROWINGS The Corporation's FHLB advances and other borrowings increased by $279.8 million or almost 150% during the year ended December 31, 1999. This increase funded growth in the Corporation's earning assets, as previously described.

         The following table presents certain information regarding the Corporation's short-term FHLB advances and other borrowings (original maturity of less than one year) at or for the years ended December 31, 1999, 1998, and 1997.

Dollars in thousands                                                                 1999         1998        1997
-------------------------------------------------------------------------------------------------------------------
FHLB advances:
  Average balance outstanding (1)                                                 $84,482      $89,832    $244,609
  Maximum amount outstanding at any month-end during the period                   204,215      211,300     300,985
  Balance outstanding at end of period                                            201,273        3,000     211,300
  Average interest rate during the period (2)                                       5.32%        5.65%       5.39%
  Weighted-average interest rate at the end of period                               5.66%        5.76%       5.73%

Other borrowings: (3)
  Average balance outstanding (1)                                                  $2,308         $769      $3,846
  Maximum amount outstanding at any month-end during the period                    20,000       10,000      10,000
  Balance outstanding at end of period                                             20,000            -      10,000
  Average interest rate during the period (2)                                       5.74%        4.81%       5.95%
  Weighted-average interest rate at the end of period                               5.79%            -       4.81%

Total short-term borrowings:
  Average balance outstanding (1)                                                 $86,790      $90,601    $248,455
  Maximum amount outstanding at any month-end during the period                   221,273      221,300     305,985
  Balance outstanding at end of period                                            221,273        3,000     221,300
  Average interest rate during the period (2)                                       5.33%        5.64%       5.40%
  Weighted-average interest rate at the end of period                               5.67%        5.76%       5.69%
-------------------------------------------------------------------------------------------------------------------

(1) Calculated using month-end balances.
(2) Calculated using month-end weighted average interest rates.
(3) Consists primarily of federal funds purchased and an overnight line of credit with another financial institution.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $2.1 million or 0.10% of total assets at December 31, 1999, compared to $2.4 million or 0.13% at December 31, 1998.

         The following table contains information regarding the Corporation's non-performing assets during the five year period ended December 31, 1999.

Dollars in thousands                                               1999       1998       1997        1996       1995
---------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Single-family mortgage loans                                     $862       $770       $738      $1,003       $547
  Commercial real estate loans                                        -          -      3,000           -        104
---------------------------------------------------------------------------------------------------------------------
    Total real estate loans                                         862        770      3,738       1,003        651
  Consumer loans                                                    191        341        672         973        605
---------------------------------------------------------------------------------------------------------------------
    Total non-accrual loans                                       1,053      1,111      4,410       1,976      1,256
Real estate owned and in judgement                                1,091      1,264        492         460        193
---------------------------------------------------------------------------------------------------------------------
    Total non-performing assets                                  $2,144     $2,375     $4,902      $2,436     $1,449
---------------------------------------------------------------------------------------------------------------------
Ratio of non-accrual loans to total net loans receivable          0.07%      0.09%      0.37%       0.18%      0.13%
---------------------------------------------------------------------------------------------------------------------
Ratio of total non-performing assets to total assets              0.10%      0.13%      0.32%       0.16%      0.10%
---------------------------------------------------------------------------------------------------------------------
Ratio of total allowance for loan and real estate losses
  to total non-performing assets                                   365%       330%       159%        331%       577%
---------------------------------------------------------------------------------------------------------------------

Note: there were no non-performing education loans as of December 31 for any of the years presented.

         In addition to non-performing assets, at December 31, 1999, management was closely monitoring $3.3 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $6.4 million in such assets at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits obtained through its retail branch offices, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During 1999, 1998, and 1997, the Corporation used these sources of funds to fund loan commitments, purchase investment mortgage-related securities, and cover maturing liabilities and deposit withdrawals. At December 31, 1999, the Corporation had approved real estate loan commitments of $13.3 million outstanding, undisbursed commitments on construction loans of $41.8 million, and mortgage loan sale commitments of $3.5 million outstanding. In addition, the Corporation had $709.4 million in time deposits, $45.4 million in FHLB term advances, and $20.0 million in purchased fed funds that were scheduled to mature within one year. Management believes that the Corporation has adequate resources to fund all of these commitments, that all of these commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments. Under FHLB lending and collateralization guidelines, the Corporation had approximately $220 million in unused borrowing capacity at the FHLB as of December 31, 1999.

         The Corporation's stockholders' equity ratio as of December 31, 1999, was 6.11% of total assets. The Corporation's long-term objective is to maintain its equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1.10% and 16.5%, respectively. The Corporation is below its target range as of December 31, 1999, primarily as a result of significant stock repurchases during the fourth quarter of 1999. The Corporation expects its equity ratio to return to its target range during the next 12 to 24 months, although there can be no assurances.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At December 31, 1999, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well capitalized" institution. For additional discussion, refer to Note 11 of the Corporation's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The Corporation paid cash dividends of $6.3 million, $5.0 million, and $4.3 million during the years ended December 31, 1999, 1998, and 1997, respectively. These amounts equated to dividend payout ratios of 28.0%, 25.7%, and 24.6% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations which include, but are not limited to, the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank (for additional discussion refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On January 25, 2000, the Corporation's Board of Directors approved a regular quarterly dividend of $0.09 per share payable on March 9, 2000, to shareholders of record on February 17, 2000.

         During 1999, the Corporation repurchased 1,060,990 shares of common stock at a cost of $15.9 million under its 1997 and 1999 stock repurchase plans (the "1997 Plan" and "1999 Plan", respectively). As of December 31, 1999, no shares remained to be purchased under the 1997 Plan and 363,410 shares remained under the 1999 Plan. Subsequent to December 31, 1999, but prior to the date of this report, the Corporation repurchased an additional 93,904 shares under the 1999 Plan at a cost of $1.2 million. For additional discussion, refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         During 1999, the Corporation reissued 1,103,550 shares of common stock out of its inventory of treasury stock with a cost basis of $14.3 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

SEGMENT INFORMATION

         The following paragraphs contain a discussion of the financial performance of each the Bank's reportable segments (hereafter referred to as "profit centers") for the years ended December 31, 1999, 1998, and 1997. This section of the report should be read in conjunction with Note 13 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data". Note 13 contains a description of the Bank's approach to segment reporting, to include a discussion of certain non-GAAP adjustments and reclassifications that are made to the Bank's results of operations and financial condition for segment reporting purposes only. In the judgment of management, such adjustments and reclassifications reflect more fairly the performance and/or financial condition of certain of the Bank's profit centers.

         The following table summarizes the after-tax profit (loss) of the Bank's profit centers during each of the years ended December 31, 1999, 1998, and 1997 (refer to Note 13 of the Corporation's Audited Consolidated Financial Statements for a more detailed profit (loss) statement for each profit center).

PROFIT (LOSS) BY PROFIT CENTER                                                      1999         1998          1997
--------------------------------------------------------------------------------------------------------------------
Mortgage banking                                                              $3,663,321   $4,909,563    $3,360,590
Residential loans                                                              5,548,997    4,124,432     6,219,797
Commercial real estate lending                                                 4,741,426    3,470,227     3,490,607
Consumer lending                                                               3,437,607    2,736,017     2,543,263
Education lending                                                              2,773,665    1,992,461     1,561,423
Investment and mortgage-related securities                                     4,049,069    2,341,871     1,002,127
Other segments                                                                 (276,073)      324,056     (452,737)
Non-GAAP adjustments                                                         (1,496,802)    (474,493)     (334,707)
--------------------------------------------------------------------------------------------------------------------
  Net income                                                                 $22,441,210  $19,424,134   $17,390,363
--------------------------------------------------------------------------------------------------------------------

         MORTGAGE BANKING Profits from the Bank's mortgage banking activities declined by $1.2 million or approximately 25% in 1999 after increasing by $1.5 million or approximately 46% in 1998 compared to the previous year. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. In 1998, a historically low interest rate environment resulted in a significant increase in originations of single-family residential loans. In that year, the Bank's mortgage banking operation originated $1.1 billion in single-family loans compared to $628.9 million in 1999 and $525.6 million in 1997. The favorable impact of increased originations in 1998 was offset somewhat by increased losses on mortgage servicing rights, as previously described in "Results of Operations--Non-Interest Income".

         RESIDENTIAL LOANS Profits from the Bank's residential loan portfolio increased by $1.4 million or approximately 35% in 1999 and declined by $2.1 million or approximately 34% in 1998 compared to the previous year. In 1998, the performance of this profit center was impacted by a substantial decrease in its assets. As noted in the previous paragraph, interest rates in 1998 reached historical lows. As a result, assets attributable to this profit center declined as customer preferences shifted to fixed-rate loans, which were generally sold in the secondary market. Also affecting the profit center's assets in 1998 was the securitization of $222.3 million of the Corporation's adjustable-rate residential mortgage loans into MBSs, which resulted in the transfer of these assets to the investment and mortgage-related securities profit center. In 1999, interest rates increased significantly, which reversed the trend established in 1998 resulting in a significant increase in the origination of adjustable-rate loans, which were generally retained in portfolio. Also contributing to the increase in the average assets of this profit center in 1999, was the purchase of $97.2 million and $165.1 million in adjustable-rate loans in 1999 and 1998, respectively.

         Profits of the residential loan portfolio in 1999 also benefited from a lower effective tax rate as compared to 1998. This development was caused by the fact that a higher percentage of the portfolio's assets were held in the State of Nevada, which does not currently impose a corporate income tax (refer to Part I, Item 1, "Business--Taxation", for additional discussion). Assets in Nevada increased as a result of the aforementioned purchases of adjustable-rate loans.

         The favorable developments described in the previous paragraphs were offset in part by a lower average yield on assets due to the origination and purchase of adjustable-rate loans at yields below the existing portfolio yield, as well as the delayed effects of the lower interest rate environment in 1998. Offsetting these developments somewhat was a lower cost of funds in 1999, as well as a lower net cost to acquire and maintain deposit liabilities, as described more fully in a later paragraph. For more information relating to yields and costs on assets and liabilities, refer to "Results of Operations--Net Interest Income".

         COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending increased by $1.3 million or approximately 37% in 1999 after declining by $20,000 or less than 1% in 1998 compared to 1997. In 1999, commercial real estate lending benefited from a $62.2 million or 20.0% increase in average assets. In 1999, this profit center originated $112.2 million in loans compared to $106.1 million in 1998 and $71.6 million in 1997. In 1998, the profit center also benefited from an increase in average assets. However, operations in that period were unfavorably impacted by $203,000 in loan charge-offs relating to the foreclosure and sale of a large apartment complex, as well as a significant increase in real estate operating expenses related to the same property.

         The profitability of commercial real estate lending has also been impacted by a decline in gross yield on its assets since 1997. This development has been caused by a very competitive environment for commercial real estate loans in recent years, as well a declining interest rate environment throughout 1997 and 1998, the effects of which have not yet been fully-offset by recent increases in market interest rates. The decline in gross yield in 1999 was more than offset by a decline in the profit center's cost of funds, as well as a lower net cost to acquire and maintain deposit liabilities, as described more fully in a later paragraph. For more information relating to yields and costs on assets and liabilities, refer to "Results of Operations--Net Interest Income".

         CONSUMER LENDING Profits from consumer lending increased by $702,000 or approximately 26% in 1999 and increased by $193,000 or 7.6% in 1998 compared to the previous year. Consumer lending benefited from a $33.9 million or 15.2% increase in average assets in 1999 and a $26.2 million or 13.3% increase in 1998. In 1999, the profit center originated $189.3 million in loans compared to $176.8 million and $151.7 million in 1998 and 1997, respectively.

         Like the Bank's other profit centers, the profitability of consumer lending has been impacted by a decline in gross yield on its assets since 1997. In 1999, however, this decline was more than offset by a decline in the profit center's cost of funds, as well as a lower net cost to acquire and maintain deposit liabilities, as described more fully in a later paragraph. For more information relating to yields and costs on assets and liabilities, refer to "Results of Operations--Net Interest Income".

         EDUCATION LENDING Profits from education lending increased by $781,000 or almost 40% in 1999 and increased by $431,000 or approximately 28% in 1998 compared to the previous year. The improvement in both periods was primarily volume related as the profit center's average assets increased by $16.6 million or 9.4% and $26.0 million or 17.1% in each year, respectively. In 1999, education loans benefited from a decline in its cost of funds to a greater extent than the Bank's other profit centers. This occurred because education loans are primarily funded by the Bank's money market deposit accounts, the cost of which declined to a greater degree than the Bank's other deposit liabilities. Education loans also benefited in 1999 from a lower net cost to acquire and maintain deposit liabilities, as described more fully in a later paragraph.

         The gross yield on education loans declined in 1999 as compared to 1998 because the index upon which the yield for these loans is determined, the three-month U.S. Treasury bill, was lower on average in 1999 than it was in 1998. For more information relating to yields and costs on assets and liabilities, refer to "Results of Operations--Net Interest Income".

         INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from securities increased by $1.7 million or over 70% in 1999 and increased by $1.3 million or over 130% in 1998 compared to the previous year. The improvement in both periods was principally volume related as the profit center's average assets increased by $45.6 million or 12.2% and $91.7 million or approximately 32% in each year, respectively. In 1999, the profit center purchased $206.3 million in securities, although overnight investments declined by $78.8 million. In 1998, the profit center purchased only $20.4 million in securities, but experienced an $89.4 million increase in overnight investments (fluctuations in overnight investments in 1999 and 1998 are discussed in "Financial Condition", above). In 1998, the profit center also benefited from the securitization of $222.3 million of the Corporation's adjustable-rate residential mortgage loans into MBSs, as previously described. Also contributing to the improvement in the securities portfolio's performance in 1999 was a decline in its cost of funds and a lower net cost to acquire and maintain deposit liabilities, as described more fully in a later paragraph. For more information relating to yields and costs on assets and liabilities, refer to "Results of Operations--Net Interest Income".

         Most of the assets of the investment and mortgage-related securities portfolio are located in Nevada. As such, this profit center experiences a substantial tax advantage because Nevada does not currently impose a corporate tax (refer to Part I, Item 1, "Business--Taxation", for additional discussion). However, most of the liabilities that fund this profit center's operations are maintained in Wisconsin, which preserves the tax-deductibility of the interest expense in that state. This situation results in a very low effective tax rate, or at times a negative effective tax rate, for this profit center.

         OTHER SEGMENTS Other segments consist principally of FEI and Turtle Creek, wholly-owned subsidiaries of the Bank, and the Bank's parent company. The profit (loss) from other segments was $(276,000), $324,000, and $(453,000) in 1999, 1998, and 1997, respectively. The results for 1998 included a $965,000 pre-tax gain that was recorded on the books of FEI (refer to Part I, Item 1, "Business--Subsidiaries").

         NON-GAAP ADJUSTMENTS The Bank disregards amortization of goodwill and certain other intangible assets in its profitability model. In 1999, amortization of intangibles was $1.0 million compared to $582,000 in 1998 and $496,000 in 1997. This fact explains a portion of the change in non-GAAP adjustments in 1999 as compared to 1998 and 1997. Also contributing to the larger amount of adjustments in 1999 was the fact that the mortgage-banking profit center originated more loans for the Bank's residential lending profit center than it did in 1998 and 1997, for reasons already described. In general, this resulted in a larger internal adjustment to compensate the mortgage banking profit center for efforts related to these originations (refer to the discussion relating to loan origination fees and costs in Note 13 of the Corporation's Audited Consolidated Financial Statements). Finally, in 1998 the Bank excluded a $343,000 gain on the sale of FNMA stock from the results of the investment and mortgage-related securities profit center. Management made this adjustment because it did not feel such gain fairly reflected the performance of that profit center.

         NET COST TO ACQUIRE AND MAINTAIN DEPOSIT LIABILITIES In addition to the after-tax performance of the aforementioned profit centers, management of the Bank closely monitors the net cost to acquire and maintain deposit liabilities (as defined in Note 13 of the Corporation's Audited Consolidated Financial). The net cost to acquire and maintain deposit liabilities during the years ended December 31, 1999, 1998, and 1997, was 1.13%, 1.32%, and 1.35% of average deposit liabilities outstanding, respectively. The decline in net cost to acquire and maintain deposit liabilities in the most recent year was principally due to an increase in the per-item charge for overdrafts on checking accounts that was instituted in the second quarter of 1999, as previously described.

         The Bank's profit centers are allocated a share of the net cost to acquire and maintain deposit liabilities according to their proportionate use of such deposits as a funding source. As such, the decline in the net cost to acquire and maintain deposit liabilities in 1999 benefited all of the Bank's profit centers.

YEAR 2000

         In prior years, the Corporation discussed the nature and progress of its plans to prepare itself for the year 2000. As a result of its planning and implementation efforts, the Corporation experienced no disruptions in its critical computer and software applications and believes those systems responded successfully to the date change. The Corporation will continue to monitor its computer and software applications throughout the year 2000 to ensure that any latent matters related to the date change are addressed promptly. Although management does not believe any matters that may arise will pose significant operational problems to the Corporation, there can be no assurances. The Corporation estimates that it expensed less than $400,000 in 1999 relating to its preparations for the year 2000.


ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk" or "market risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "gaps"). Management has sought to control the Corporation's one- and three-year gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer and education loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in short- and medium-term fixed-rate CMOs and MBSs. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

         In general, it is management's goal to maintain the Corporation's one-year gap in a range between 0% and -30% and its three-year gap in a range between 0% and -10%. Management believes this strategy takes advantage of the fact that market yield curves tend to be upward sloping, which increases the spread between the Corporation's earning assets and interest-bearing liabilities. Furthermore, management of the Corporation does not believe that this strategy exposes the Corporation to unacceptable levels of interest rate risk as evidenced by the fact that the Corporation's three-year gap is generally maintained in a narrow band around zero, which implies that the Corporation is exposed to little interest rate risk over a three-year horizon. In addition, it should be noted that for purposes of its gap analysis, the Corporation classifies its interest-bearing checking, savings, and money market deposits in the shortest category, due to their potential to reprice. However, it is the Corporation's experience that these deposits do not reprice as quickly or to the same extent as other financial instruments, especially in a rising rate environment.

 The following table summarizes the Corporation's gap as of December 31, 1999.


                                                       MORE THAN    MORE THAN    MORE THAN
                                            6 MONTHS    6 MONTHS    1 YEAR TO   3 YEARS TO        OVER
Dollars in thousands                         OR LESS   TO 1 YEAR      3 YEARS      5 YEARS     5 YEARS        TOTAL
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Mortgage loans:
  Fixed                                      $69,323     $45,218      $34,122      $21,156     $23,148     $192,967
  Adjustable                                 174,627     178,456      379,331      138,376      31,087      901,877
Consumer and education loans                 281,395      51,160       98,671       19,309       4,911      455,446
Mortgage-backed and related securities        69,356      67,216      121,450       44,989      55,952      358,963
Investment securities and other               17,890          $0         $100         $300      22,911       41,201
earning assets
--------------------------------------------------------------------------------------------------------------------
  Total                                     $612,591    $342,050     $633,674     $224,130    $138,009   $1,950,454
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Deposits liabilities:
  Regular savings and checking accounts     $177,421           -            -            -           -     $177,421
  Money market deposit accounts              173,597           -            -            -           -      173,597
  Variable-rate IRA accounts                   3,610           -            -            -           -        3,610
  Time deposits                              409,850    $299,495     $266,123       $4,443         $20      979,931
FHLB advances and other borrowings           246,726     100,154       81,676       41,019           5      469,580
--------------------------------------------------------------------------------------------------------------------
  Total                                   $1,011,204    $399,649     $347,799      $45,462         $25   $1,804,139
--------------------------------------------------------------------------------------------------------------------
Excess (deficiency) of earning assets
  over interest-bearing liabilities       ($398,613)   ($57,599)     $285,875     $178,668    $137,984
--------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of
  earning assets over interest-bearing
  liabilities                             ($398,613)  ($456,212)   ($170,337)       $8,331    $146,315
--------------------------------------------------------------------------------------------------------------------
Cumulative excess (deficiency) of earning
  assets over interest-bearing liabilities
  as a percent of total assets               -19.12%     -21.89%       -8.17%        0.40%       7.02%
--------------------------------------------------------------------------------------------------------------------
Cumulative earning assets as a
percentage of
  interest-bearing liabilities                60.58%      67.66%       90.31%      100.46%     108.11%
--------------------------------------------------------------------------------------------------------------------

Note: If redeemable FHLB advances, interest-bearing checking, and regular savings deposits were deemed to reprice after one year, the Corporation's one-year gap would have been -8.58% as of December 31, 1999, which compares to 2.86% and -4.77% as of December 31,
1998 and 1997, respectively.

         The Corporation's one-year gap was -21.89% at December 31, 1999, compared to -11.77% and -14.00% at December 31, 1998 and 1997, respectively. The Corporation's one-year negative gap widened in 1999 principally because of the Corporation's strategy of funding originations and purchases of adjustable-rate loans with terms to initial reprice of greater than one year with liabilities that had terms to maturity or redemption of less than one year. Also contributing was the Corporation's purchase in 1999 of medium-term CMOs, also with the funding sources that generally had terms to maturity or redemption of less than one year. Refer to "Financial Condition--Loans Held for Investment" and "Financial Condition--Mortgage-Backed and Related Securities" for additional discussion.

         Certain shortcomings are inherent in using gap to quantify exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, as it does in the case of deposit liabilities. Additionally, certain assets such as adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, the proportion of adjustable-rate loans in the Corporation's portfolio may change as interest rates change. For example, if current market interest rates remain at or above current levels the proportion of adjustable-rates loans in the Corporation's portfolio may increase for reasons described elsewhere in this report. Finally, as interest rates change, the rates at which loans actually prepay will differ from those rates assumed by management in the table.

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

         The Bank is required by the OTS to estimate the sensitivity of its net portfolio value of equity ("NPV") to immediate and sustained changes in interest rates and to measure such sensitivity on at least a quarterly basis. NPV is defined as the estimated net present value of an institution's existing assets, liabilities, and off-balance sheet instruments at a given level of market interest rates. Computation of the estimated net present value of assets, liabilities, and off-balance sheet instruments requires management to make numerous assumptions with respect to such items. These assumptions include, but are not limited to, appropriate discount rates, loan prepayment rates, deposit decay rates, etc., for each interest rate scenario. In general, the Bank has used substantially the same assumptions for computing the net present value of financial assets and liabilities in the base scenario as it uses in preparing the fair value disclosures required under GAAP (refer to Notes 1 and 12 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data"). Computations of net present values for other interest rate scenarios follow the same basic approach except that discount rates, loan prepayment rates, and other assumptions are adjusted accordingly. The net present values of non-financial assets and liabilities are generally estimated to be equal to their carrying values under all interest rate scenarios as permitted by OTS regulations. With respect to off-balance sheet items, the Bank generally relies on estimates of value provided by the OTS. The same is true for certain other financial assets such as mortgage servicing rights and deposit-based intangibles.

         The following table summarizes as of December 31, 1999 and 1998, the sensitivity of the Bank's NPV and net interest income to immediate and sustained changes in interest rates, as shown (parallel shifts in the term structure of interest rates are assumed as permitted by OTS regulations; dollars are presented in millions).

                                                Estimated NPV
                                                -------------
       Change in Interest Rates              12/31/99   12/31/98
       ------------------------              --------   --------
       200 basis point increase               $117.7     $136.4
       Base scenario                           144.1      139.5
       200 basis point decline                 150.3      154.2

         Certain shortcomings are inherent in using NPV to quantify exposure to market risk. For example, actual and future values of assets, liabilities, and off-balance sheet items will differ from those determined by the model for a variety of reasons to include, but not limited to, differences in actual market discount rates, differences in actual loan prepayment activity, and differences in deposit customers' responses to changes in interest rates and the resulting impact on the Bank's offering rates. Furthermore, the analysis does not contemplate future shifts in asset or liability mix or any actions management may take in response to changes in interest rates. As a result of these shortcomings, it is unlikely that actual or future values of the Bank's assets, liabilities, and off-balance sheet items are or will be equal to those presented in the NPV analysis.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1999 and 1998

ASSETS                                                                                        1999             1998
--------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                $65,566,021      $43,642,705
Interest-bearing deposits with banks                                                    17,790,262       96,549,775
Investment securities available for sale, at fair value                                    872,844                -
Mortgage-backed and related securities:
  Available for sale, at fair value                                                    252,165,351      204,108,879
  Held for investment, at cost (fair value of $101,068,308 and $102,908,423            103,932,229      102,500,238
respectively)
Loans held for sale                                                                      6,345,624       72,002,437
Loans held for investment, net                                                       1,538,594,590    1,177,525,727
Federal Home Loan Bank stock                                                            22,511,300       12,485,500
Accrued interest receivable, net                                                        15,420,837       13,888,538
Office properties and equipment                                                         24,620,596       25,082,582
Mortgage servicing rights, net                                                          21,727,981       21,103,459
Intangible assets                                                                       12,463,373       13,485,366
Other assets                                                                             2,543,147        4,128,510
--------------------------------------------------------------------------------------------------------------------

  Total assets                                                                      $2,084,554,155   $1,786,503,716
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                 $1,471,259,473   $1,460,135,660
Federal Home Loan Bank advances and other borrowings                                   469,579,701      189,777,984
Advance payments by borrowers for taxes and insurance                                    5,407,816        1,762,190
Accrued interest payable                                                                 2,516,280        1,947,823
Other liabilities                                                                        8,515,659       10,195,412
--------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                  1,957,278,929    1,663,819,069
--------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                   -                -
Common stock, $.10 par value, 100,000,000 shares authorized, 19,941,630 shares issued and outstanding, including 1,538,235 and 1,580,795 shares of treasury
stock, respectively                                                                      1,994,163        1,994,163
Additional paid-in capital                                                              34,540,064       34,540,064
Retained earnings                                                                      106,929,097       97,291,806
Treasury stock, at cost                                                               (14,388,670)     (12,722,834)
Unearned restricted stock                                                                (591,183)      (1,256,266)
Non-owner adjustments to equity, net                                                   (1,208,245)        2,837,714
--------------------------------------------------------------------------------------------------------------------

  Total stockholders' equity                                                           127,275,226      122,684,647
--------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                        $2,084,554,155   $1,786,503,716
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 1999, 1998, and 1997

                                                                         1999               1998              1997
-------------------------------------------------------------------------------------------------------------------
Interest on loans                                                $103,880,028        $95,469,420       $97,941,595
Interest on mortgage-backed and related securities                 23,728,297         18,542,233        12,125,868
Interest and dividends on investments                               2,462,273          4,656,215         4,908,793
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                           130,070,598        118,667,868       114,976,256
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                    60,547,033         59,421,641        51,149,724
Interest on FHLB advances and other borrowings                     15,406,359         12,035,553        19,115,333
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                           75,953,392         71,457,194        70,265,057
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                              54,117,206         47,210,674        44,711,199
Provision for loan losses                                             387,021            293,112           538,957
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses              53,730,185         46,917,562        44,172,242
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                            20,229,612         15,025,325        12,583,927
Loan servicing fees, net                                            2,758,148        (6,673,635)         2,367,828
Premiums and commissions on annuity and insurance sales             2,612,694          1,780,045         1,810,667
Gain on sales of loans                                              7,225,815         16,928,546         6,373,747
Gain (loss) on sales of investment securities                               -            342,803         (725,142)
Other income                                                        2,351,585          3,956,985         1,882,658
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                        35,177,854         31,360,070        24,293,685
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                 31,512,342         26,659,541        21,827,232
Occupancy and equipment                                             7,381,256          6,949,198         6,675,597
Communications, postage, and office supplies                        4,019,411          3,675,696         3,145,803
ATM and debit card transaction costs                                2,694,203          2,335,872         2,022,031
Advertising and marketing                                           2,275,502          2,157,076         2,173,031
Amortization of intangible assets                                   1,031,774            582,159           496,180
Other expenses                                                      5,384,961          5,236,981         3,857,178
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                       54,299,449         47,596,523        40,197,052
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                       34,608,590         30,681,109        28,268,875
Income tax expense                                                 12,167,380         11,256,975        10,878,512
-------------------------------------------------------------------------------------------------------------------

  Net income                                                      $22,441,210        $19,424,134       $17,390,363
-------------------------------------------------------------------------------------------------------------------

PER SHARE INFORMATION                                                    1999               1998              1997
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                              $1.17              $0.98             $0.88
Basic earnings per share                                                 1.21               1.05              0.95
Dividends paid per share                                                0.340              0.270             0.233
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1999, 1998, and 1997

                                                                           1999             1998              1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                        $22,441,210      $19,424,134       $17,390,363
  Adjustments to reconcile net income to net cash provided
  (used) by operations:
    Provision for loan and real estate losses, net                      305,852          548,573           458,070
    Net loan costs deferred                                           (586,949)      (1,162,077)         (835,277)
    Amortization (including mortgage servicing rights)                7,137,777       14,414,636         3,830,530
    Depreciation                                                      2,521,592        2,472,324         2,533,147
    Gains on sales of loans and other investments                   (7,225,815)     (17,271,349)       (5,648,605)
    Increase in accrued interest receivable                         (1,532,299)      (2,340,781)          (60,330)
    Increase (decrease) in accrued interest payable                     568,457         (82,330)         (402,643)
    Increase in current and deferred income taxes                     5,678,518        2,093,042         1,554,525
    Other accruals and prepaids, net                                    356,321        (407,797)         (517,954)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan
      originations and sales                                        29,664,664        17,688,375        18,301,826
  Loans originated for sale                                      (305,345,488)     (818,292,296)     (258,817,745)
  Sales of loans originated for sale                               327,641,353       791,718,170       252,349,050
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                        51,960,529       (8,885,751)        11,833,131
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks       78,759,513      (89,436,019)       (4,656,855)
  Purchases of investment securities                                 (941,254)                 -                 -
  Sales of investment securities                                             -           351,483        31,710,769
  Maturities of investment securities                                        -        21,318,517        20,785,762
  Purchases of mortgage-backed and related securities
    available for sale                                           (144,155,260)                 -                 -
  Purchases of mortgage-backed and related securities held
    for investment                                                (51,163,258)      (20,355,825)                 -
  Principal repayments on mortgage-related securities
    available for sale                                              90,384,796        69,972,407        15,934,333
  Principal repayments on mortgage-related securities held
    for investment                                                  49,632,447        42,177,481        23,369,489
  Loans originated for investment                                (617,103,300)     (535,305,071)     (492,325,180)
  Loans purchased for investment                                  (98,035,581)     (165,517,368)       (6,372,996)
  Loan principal repayments                                        371,997,482       389,935,430       317,290,692
  Sales of loans originated for investment                          25,867,310       101,632,748        75,122,123
  Sales of real estate                                               1,710,646         5,593,229         1,380,170
  Purchases of office properties and equipment                     (2,173,855)       (3,671,180)       (2,595,908)
  Purchases of mortgage servicing rights                                     -         (454,774)       (1,374,069)
  Other, net                                                       (9,589,230)       (6,982,877)         6,423,910
-------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                         (304,809,544)    (190,741,819)      (15,307,760)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                11,123,813      236,668,976       122,441,009
  Deposits purchased                                                          -       76,932,788                 -
  Long-term advances from Federal Home Loan Bank                    142,000,000      150,660,000        25,000,000
  Repayment of long-term Federal Home Loan Bank advances           (82,715,000)     (18,305,000)     (165,507,000)
  Net increase (decrease) in short-term Federal Home Loan           198,273,000    (208,300,000)        29,698,000
  Bank borrowings
  Increase (decrease) in other borrowings                            22,243,717     (10,055,786)         2,994,787
  Increase (decrease) in advance payments by borrowers for
    taxes and insurance                                               3,645,626      (2,110,574)          (39,442)
  Proceeds from sale of common stock                                  3,297,402          328,958           484,179
  Purchase of treasury stock                                       (15,930,336)      (7,356,875)       (2,868,938)
  Dividends paid                                                    (6,287,822)      (5,001,135)       (4,283,617)
  Other, net                                                          (878,069)        (130,561)           850,881
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                       274,772,331      213,330,791         8,769,859
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                              21,923,316       13,703,221         5,295,230
Cash and due from banks at beginning of period                       43,642,705       29,939,484        24,644,254
-------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                        $65,566,021      $43,642,705       $29,939,484
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments         $128,538,299     $116,327,087      $114,915,926
  Interest paid on deposits and borrowings                           75,384,935       71,539,524        70,667,700
  Income taxes paid                                                   6,685,320       10,010,000         9,689,000
  Income taxes refunded                                                 196,429        1,273,063           339,171
  Transfer of loans from held for sale to held for investment        43,553,563                -                 -
  Mortgage-backed securities swaps                                            -      222,259,814                 -
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 1999, 1998, and 1997

                                     COMMON
                                  STOCK AND
                                 ADDITIONAL                                   UNEARNED     NON-OWNER
                                    PAID-IN      RETAINED      TREASURY     RESTRICTED   ADJUSTMENTS
                                    CAPITAL      EARNINGS         STOCK          STOCK     TO EQUITY         TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    $36,244,046   $72,569,092 ($10,533,625)     ($414,392)  ($2,450,763)   $95,414,358
                                                                                                     --------------
Net income                                     17,390,363                                               17,390,363
Securities valuation
  adjustment, net of
  income taxes                                                                             1,354,595     1,354,595
Reclassification adjustment
  for loss on securities
  included in income, net of
  income taxes                                                                               431,169       431,169
                                                                                                     --------------
Net income and non-owner
  adjustments to equity                                                                                 19,176,127
                                                                                                     --------------
Exercise of stock options           290,181   (1,127,547)     2,557,395                                  1,720,029
Dividends paid                                (4,283,617)                                              (4,283,617)
Purchase of treasury stock                                  (2,868,938)                                (2,868,938)
Amortization of restricted                                                     203,386                     203,386
stock
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997     36,534,227    84,548,291  (10,845,168)      (211,006)     (664,998)   109,361,346
                                                                                                     --------------
Net income                                     19,424,134                                               19,424,134
Securities valuation
adjustment, net of
  income taxes                                                                             3,706,543     3,706,543
Reclassification adjustment
  for gain on securities
  included in income, net of
  income taxes                                                                             (203,831)     (203,831)
                                                                                                     --------------
Net income and non-owner
  adjustments to equity                                                                                 22,926,846
                                                                                                     --------------
Exercise of stock options                     (2,443,580)     4,509,897                                  2,066,317
Restricted stock award                            764,096       969,312    (1,733,408)
                                                                                                                 -
Dividends paid                                (5,001,135)                                              (5,001,135)
Purchase of treasury stock                                  (7,356,875)                                (7,356,875)
Amortization of restricted                                                     688,148                     688,148
stock
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     36,534,227    97,291,806  (12,722,834)    (1,256,266)     2,837,714   122,684,647
Net income                                     22,441,210                                               22,441,210
Securities valuation
adjustment, net of
  income taxes                                                                           (4,045,959)   (4,045,959)
                                                                                                     --------------
Net income and non-owner
  adjustments to equity                                                                                 18,395,251
                                                                                                     --------------
Exercise of stock options                     (6,516,097)    14,264,500                                  7,748,403
Dividends paid                                (6,287,822)                                              (6,287,822)
Purchase of treasury stock                                 (15,930,336)                               (15,930,336)
Amortization of restricted                                                     665,083                     665,083
stock
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999    $36,534,227  $106,929,097 ($14,388,670)     ($591,183)  ($1,208,245)  $127,275,226
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

         MORTGAGE SERVICING RIGHTS Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due. When necessary, servicing mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. The Corporation generally earns a fee of 25 basis points or more on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and float.

         The Corporation records originated mortgage servicing rights ("OMSR") as a component of gain on sale of mortgage loans when the obligation to service such loans has been retained by the Corporation. The value recorded for OMSR is based on the relative values of the servicing rights and the underlying loans without the servicing rights. This value approximates the present value of the servicing fee (typically 25 basis points or more) adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The carrying value of OMSR is amortized against service fee income over the estimated lives of the loans using the income-forecast method. The Corporation also purchases mortgage servicing rights ("PMSR") from third-parties. PMSR is recorded at cost and is also amortized over the estimated lives of the loans using the income-forecast method.

         The value of OMSR and PMSR (collectively "mortgage servicing rights" or "MSRs") is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. If, based on periodic evaluations, the estimated fair value of MSRs is determined to be less than carrying value, a valuation adjustment is recorded against such assets and against the Corporation's loan servicing fee income in the period of the prepayment. The valuation adjustment is calculated using the current outstanding principal balance of the related loans, a long-term prepayment assumption as determined by management, and a discount rate as determined by management.

         The Corporation purchases or originates MSRs on single-family residential mortgage loans only. In valuing the MSRs recorded on such loans, the Corporation stratifies the loans by type of loan (e.g., fixed-rate versus adjustable-rate, non-government-guaranteed loans versus government-guaranteed loans), year of original funding, contractual interest rate, and original term to maturity.

         REAL ESTATE Real estate acquired through foreclosure or deed in lieu of foreclosure and real estate subject to redemption are recorded at the lower of cost or estimated fair market value, less estimated costs to sell. Costs relating to the development and improvement of the property are capitalized. Income and expenses incurred in connection with holding and operating the property are included in the Corporation's Consolidated Statements of Operations.

         ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is composed of specific and general valuation allowances. The Corporation establishes specific valuation allowances on loans it considers to be impaired. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral. A specific valuation allowance established for an amount equal to the impairment. General valuation allowances are based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect borrowers' ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors.

         The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. Management may transfer amounts between specific and general valuation allowances as considered necessary. The Corporation's Board of Directors reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance reflects management's best estimate of the amount necessary to provide for the impairment of loans, as well as other credit risks of the Corporation. The allowance is based on a risk model developed and implemented by management and approved by the Corporation's Board of Directors.

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

         INTANGIBLE ASSETS From time-to-time the Corporation has acquired all or a portion of the assets and liabilities of other financial institutions and has paid or received amounts for such assets and liabilities that are not equal to their identifiable fair value. A portion of the resulting difference is amortized to earnings over the estimated remaining lives of the deposit liabilities acquired in these transactions. The remaining amount (goodwill) is amortized over 20 years. The carrying amount of goodwill is reviewed when facts and circumstances indicate that it may be impaired. If such review indicates that goodwill is impaired, the carrying amount of goodwill is reduced by the estimated amount of the impairment.

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

         RECOURSE LIABILITY The Corporation records a recourse liability to cover potential losses on certain loans sold to third parties and certain loans that have been securitized into MBSs. Because the loans involved in these transactions are similar to those in the Corporation's loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses, as previously described.

         INCOME TAXES The Corporation, the Bank, and all but one of the Bank's subsidiaries file a consolidated federal income tax return and separate or consolidated state income tax returns, depending on the state. Income taxes are accounted for using the "asset and liability" method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Corporation's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. A valuation allowance is provided for any deferred tax asset for which it is more likely than not that the asset will not be realized. Changes in valuation allowances are recorded as a component of income.

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

                  LOANS HELD FOR INVESTMENT The estimated fair value of loans held for investment is determined using discounted cash flow techniques. Scheduled principal and interest payments are adjusted for estimated future prepayments as provided by third-party market sources or as estimated by management using historical prepayment experience. Discount rates used in the fair value computations are generally based on interest rates offered by the Corporation on similar loans as of December 31, 1999 and 1998, adjusted for management's estimate of differences in liquidity, credit risk, remaining term to maturity, etc.

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

         STOCK-BASED COMPENSATION The Corporation records expense relative to stock-based compensation using the "intrinsic value method". Since the intrinsic value of the Corporation's stock options is generally "zero" at the time of the award, no expense is recorded. With respect to restricted stock awards, the intrinsic value is generally equal to the fair value of the Corporation's common stock on the date of the initial contingent award, adjusted retroactively for any changes in the value of the stock between the initial award date and the final measurement date. Such value is amortized as expense over the three-year measurement period of the award.

         As permitted by GAAP, the Corporation has not adopt the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on the Corporation's earnings have been disclosed on a pro forma basis. Refer to Note 9 for the appropriate disclosures.

         EARNINGS PER SHARE Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the incentive plans described in Note 9. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the years ended December 31, 1999, 1998, and 1997, is as follows:


                                             1999                        1998                        1997
---------------------------------------------------------------------------------------------------------------------
                                         BASIC       DILUTED         BASIC       DILUTED         BASIC       DILUTED
---------------------------------------------------------------------------------------------------------------------
Net income                         $22,441,220   $22,441,210   $19,424,134   $19,424,134   $17,390,363   $17,390,363
---------------------------------------------------------------------------------------------------------------------
Average common shares issued, net
  of actual treasury shares         18,541,464    18,541,464    18,479,178    18,479,178    18,321,902    18,321,902
Potential common shares based on
  the treasury stock method                  -       596,458             -     1,384,968             -     1,368,810
---------------------------------------------------------------------------------------------------------------------
Average common shares and
  potential common shares           18,541,464    19,137,922    18,479,178    19,864,146    18,321,902    19,690,712
---------------------------------------------------------------------------------------------------------------------
Earnings per share                       $1.21         $1.17         $1.05         $0.98         $0.95         $0.88
---------------------------------------------------------------------------------------------------------------------

         PENDING ACCOUNTING CHANGE In 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"). This standard establishes new rules for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. However, SFAS 133 establishes special accounting rules for certain derivatives that meet the definition of a hedge. Changes in the fair value of derivatives that do not meet this definition are required to be included in earnings in the period of the change. The new standard is effective for years beginning after June 15, 2000, although earlier adoption is permitted. The Corporation does not intend to adopt SFAS 133 until January 1, 2001.

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

         CASH AND CASH EQUIVALENTS For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents consists solely of cash on hand and non-interest-bearing deposits in banks ("cash and due from banks"). The Bank is required to maintain a certain amount of cash on hand and non-interest-bearing account balances at the Federal Reserve Bank of Minneapolis to meet specific reserve requirements. These requirements approximated $19.8 million at December 31, 1999.

         RECLASSIFICATION Certain 1998 and 1997 balances have been reclassified to conform with the 1999 presentation.


NOTE 2--MORTGAGE-BACKED AND RELATED SECURITIES

         Mortgage-backed and related securities at December 31, 1999 and 1998, are summarized as follows:

                                                                                    1999
--------------------------------------------------------------------------------------------------------------------
                                                          AMORTIZED      UNREALIZED      UNREALIZED            FAIR
                                                               COST           GAINS          LOSSES           VALUE
--------------------------------------------------------------------------------------------------------------------
Available for sale:
  Collateralized mortgage obligations                  $148,311,198          $3,252    ($4,524,895)    $143,789,555
  Mortgage-backed securities                            105,651,320       2,724,476               -     108,375,796
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                            253,962,518       2,727,728     (4,524,895)     252,165,351
--------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations                   100,522,117               -     (2,789,059)      97,733,058
  Mortgage-backed securities                              3,410,112          11,934        (86,796)       3,335,250
--------------------------------------------------------------------------------------------------------------------
    Total held for investment                           103,932,229          11,934     (2,875,855)     101,068,308
--------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed and related securities       $357,894,747      $2,739,662    ($7,400,750)    $353,233,659
--------------------------------------------------------------------------------------------------------------------


                                                                                    1998
--------------------------------------------------------------------------------------------------------------------
                                                          AMORTIZED      UNREALIZED      UNREALIZED            FAIR
                                                               COST           GAINS          LOSSES           VALUE
--------------------------------------------------------------------------------------------------------------------
Available for sale:
  Collateralized mortgage obligations                   $33,870,813          $9,230       ($93,319)     $33,786,724
  Mortgage-backed securities                            165,872,355       4,568,826       (119,026)     170,322,155
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                            199,743,168       4,578,056       (212,345)     204,108,879
--------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations                    97,250,994         422,662        (65,366)      97,608,290
  Mortgage-backed securities                              5,249,244          59,792         (8,903)       5,300,133
--------------------------------------------------------------------------------------------------------------------
    Total held for investment                           102,500,238         482,454        (74,269)     102,908,423
--------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed and related securities       $302,243,406      $5,060,510      ($286,614)    $307,017,302
--------------------------------------------------------------------------------------------------------------------

         Accrued interest receivable on mortgage-backed and related securities was $2,639,477 and $2,719,588 at December 31, 1999 and 1998, respectively.

         Mortgage-backed securities consist of FHLMC, FNMA, and GNMA securities. The Corporation has retained the credit risk on $105.7 million in FHLMC MBSs as of December 31, 1999.

         Collateralized mortgage obligations consist of securities backed by the aforementioned agency-backed securities or by whole-loans. As of December 31, 1999, approximately 72% of the Corporation's CMO portfolio consisted of securities backed by whole loans--all of which were generally rated triple-A or its equivalent by the major credit-rating agencies. Approximately 36% of the Corporation's whole-loan CMOs consisted of loans on properties located in the state of California. No other geographical location had a material concentration.

         There were no realized gains or losses on sales of mortgage-backed and related securities during 1999, 1998, or 1997.


NOTE 3--LOANS HELD FOR INVESTMENT

         Loans held for investment at December 31 are summarized as follows:

                                                                                          1999                 1998
--------------------------------------------------------------------------------------------------------------------
First mortgage loans:
  Single-family real estate                                                       $652,883,166         $426,602,634
  Multi-family real estate                                                         186,591,467          148,059,630
  Non-residential real estate                                                      168,453,435          141,046,301
  Construction                                                                      80,562,997           63,035,445
Second mortgage and home equity loans                                              204,805,758          175,541,150
Education loans                                                                    190,170,252          182,379,556
Automobile and other consumer loans                                                 61,194,825           46,564,021
Commercial business loans                                                              295,756              371,336
--------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                       1,544,957,656        1,183,600,073
Unearned discount, premiums, and net deferred loan fees and costs                    1,260,460            1,549,180
Allowance for loan losses                                                          (7,623,526)          (7,623,526)
--------------------------------------------------------------------------------------------------------------------
  Total                                                                         $1,538,594,590       $1,177,525,727
--------------------------------------------------------------------------------------------------------------------

         Accrued interest receivable on loans was $12,731,071 and $11,134,804 at December 31, 1999 and 1998, respectively.

         Loans serviced for investors were $1.9 billion, $1.9 billion, and $1.4 billion at December 31, 1999, 1998, and 1997, respectively. These loans are not reflected in the Corporation's Consolidated Statements of Financial Condition. At December 31, 1999, the Corporation had retained a small portion of the credit risk related to $360.6 million in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.

         At both December 31, 1999 and 1998, loans on non-accrual status were $1.1 million. The Corporation has no loans contractually past due ninety or more days for which interest is being accrued.

         With respect to single-family mortgage loans, it is the Corporation's general policy to restrict lending to its primary market areas in Wisconsin as well as contiguous counties in Iowa, Illinois, and Minnesota, though from time-to-time the Corporation will purchase single-family loans originated outside of its primary market area. It is also the Corporation's general policy to limit an individual single-family mortgage loan to 80% of the appraised value of the property securing the loan. The Corporation will occasionally lend more than 80% of the appraised value of the property, but generally will require the borrower to obtain private mortgage insurance on the portion of the loan amount that exceeds 80% of the collateral. Single-family mortgage loans originated or purchased outside of the Corporation's primary market area were $196.9 million and $157.4 million at December 31, 1999 and 1998, respectively.

         With respect to multi-family and non-residential real estate loans, it is the Corporation's policy to restrict its lending area to loans secured by property located within a 300-mile radius of La Crosse, to include all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota, although in the past the Corporation originated multi-family and non-residential real estate loans outside of this area. It is also the Corporation's general policy to limit loans on multi-family residential complexes, retail shopping centers, office buildings, and multi-tenant industrial buildings to 80% of the appraised value of the property securing the loan. Loans on other types of commercial properties, such as nursing homes, hotels/motels, churches, and single-tenant industrial buildings are limited to 75% or less of the appraised value of the property securing the loan. In addition, it is the Corporation's policy that no more than 20% of its multi-family and non-residential real estate loans consist of this second category of loans. Multi-family and non-residential real estate loans originated or purchased outside of the Corporation's market area were $23.5 million and $22.3 million, at December 31, 1999 and 1998, respectively.

         With respect to consumer loans, it is the Corporation's policy that such loans be supported primarily by the borrower's ability to repay the loan and secondarily by the value of the collateral securing the loan, if any. Education loans are substantially guaranteed by the U.S. government.

         A summary of the activity in the allowance for loan losses is as follows:

                                                                         1999               1998              1997
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                     $7,623,526         $7,637,527        $7,888,323
Provision charged to expense                                          387,021            293,112           538,957
-------------------------------------------------------------------------------------------------------------------
Loans charged-off                                                    (433,744)          (365,511)         (816,217)
Recoveries                                                             46,723             58,398            26,464
-------------------------------------------------------------------------------------------------------------------
Charge-offs, net                                                     (387,021)          (307,113)         (789,753)
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                           $7,623,526         $7,623,526        $7,637,527
-------------------------------------------------------------------------------------------------------------------


NOTE 4--MORTGAGE SERVICING RIGHTS

         A summary of the activity in mortgage servicing rights is as follows:


                                                              PURCHASED    ORIGINATED  ALLOWANCE FOR
                                                                    MSR           MSR           LOSS         TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                 $3,550,739    $8,747,463     ($411,000)   $11,887,202
Purchased servicing                                           1,374,069                                  1,374,069
Originated servicing                                                        5,543,993                    5,543,993
Amortization charged to earnings                              (503,540)   (1,360,821)                  (1,864,361)
Valuation adjustments charged to earnings                                                  (650,000)     (650,000)
Charge-offs                                                   (164,749)     (341,850)        506,599             -
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                  4,256,519    12,588,785      (554,401)    16,290,903
Purchased servicing                                             454,774                                    454,774
Originated servicing                                                       17,587,381                   17,587,381
Amortization charged to earnings                              (527,655)   (2,468,568)                  (2,996,223)
Valuation adjustments charged to earnings                                               (10,233,376)  (10,233,376)
Charge-offs                                                   (864,565)   (3,800,276)      4,664,841             -
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                  3,319,073    23,907,322    (6,122,936)    21,103,459
Originated servicing                                                        5,333,684                    5,333,684
Amortization charged to earnings                              (368,292)   (3,233,691)                  (3,601,983)
Valuation adjustments charged to earnings                                                (1,107,179)   (1,107,179)
Charge-offs                                                   (722,157)   (3,841,315)      4,563,472             -
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                 $2,228,624   $22,166,000   ($2,666,643)   $21,727,981
-------------------------------------------------------------------------------------------------------------------


NOTE 5--OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at December 31 are summarized as follows:

                                                                                             1999              1998
--------------------------------------------------------------------------------------------------------------------
Office buildings and improvements                                                     $19,139,161       $18,594,097
Furniture and equipment                                                                18,819,621        17,402,874
Leasehold improvements                                                                  5,260,917         4,814,633
Land and improvements                                                                   4,355,945         4,245,353
Property acquired for expansion                                                           332,864           358,470
Construction in progress                                                                   95,085           786,064
--------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                             48,003,593        46,201,491
--------------------------------------------------------------------------------------------------------------------
Less allowances for depreciation and amortization                                      23,382,997        21,118,909
--------------------------------------------------------------------------------------------------------------------
  Total                                                                               $24,620,596       $25,082,582
--------------------------------------------------------------------------------------------------------------------

         The Corporation rents office space and land under operating leases at certain of its locations. These leases have terms expiring between 2000 and 2009 and provide for renewals subject to escalation clauses. Rental expense was $1,661,345, $1,455,439, and $1,168,705 for the years ended December 31, 1999,
1998, and 1997, respectively.

NOTE 6--DEPOSIT LIABILITIES

         Deposit liabilities at December 31 are summarized as follows:

                                                                                              1999             1998
--------------------------------------------------------------------------------------------------------------------
Checking accounts:
  Non-interest-bearing                                                                $136,700,264     $144,730,597
  Interest-bearing                                                                      72,913,112       83,260,201
Money market savings:
  Great Rate accounts                                                                  115,914,599      111,245,052
  Insured Market Fund accounts                                                          21,955,533       21,732,447
  Market Rate accounts                                                                  35,725,030       33,823,677
Regular savings accounts                                                               104,510,856      103,466,501
Variable-rate IRA accounts                                                               3,610,223        3,215,403
Time deposits maturing within...
  Three months                                                                         226,970,708      394,201,833
  Four to six months                                                                   183,720,538       85,907,182
  Seven to twelve months                                                               298,701,822      233,229,535
  Thirteen to twenty-four months                                                       228,798,930      213,708,882
  Twenty-five to thirty-six months                                                      36,969,671       26,026,189
  Thirty-seven to forty-eight months                                                     3,422,436        2,753,897
  Forty-nine to sixty months                                                             1,345,750        2,834,264
--------------------------------------------------------------------------------------------------------------------
    Total time deposits                                                                979,929,855      958,661,783
--------------------------------------------------------------------------------------------------------------------
    Total                                                                           $1,471,259,473   $1,460,135,660
--------------------------------------------------------------------------------------------------------------------

         Time deposits include $91.7 million and $90.7 million of certificates in denominations of $100,000 or more at December 31, 1999 and 1998, respectively. Accrued interest payable on deposit liabilities was $664,844 and $1,107,214 at December 31, 1999 and 1998, respectively.

         Included in non-interest-bearing checking accounts at December 31, 1999 and 1998, were $17.2 million and $35.2 million, respectively, which represented amounts held in custody for third-party investors in loans serviced by the Corporation.

         Interest expense on deposit liabilities for the year ended December 31 is summarized as follows:

                                                                            1999             1998             1997
-------------------------------------------------------------------------------------------------------------------
Checking accounts                                                       $558,393         $543,825         $524,432
Money market savings accounts                                          6,586,892        6,381,467        6,321,899
Regular savings                                                        1,740,722        1,842,854        1,799,864
Time deposits                                                         51,661,026       50,653,495       42,503,529
-------------------------------------------------------------------------------------------------------------------
  Total                                                              $60,547,033      $59,421,641      $51,149,724
-------------------------------------------------------------------------------------------------------------------

NOTE 7--FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         Federal Home Loan Bank advances and other borrowings at December 31 are summarized as follows:

                                                                 1999                                1998
-------------------------------------------------------------------------------------------------------------------
                                                                      WEIGHTED                            WEIGHTED
                                                         BALANCE  AVERAGE RATE               BALANCE  AVERAGE RATE
-------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances maturing in...

1999                                                           -             -           $10,715,000         6.02%
2000                                                 $45,400,000         5.73%            33,400,000          5.60
2001                                                  43,245,000          5.11            34,245,000          5.09
2002                                                  13,415,000          5.32             1,415,000          5.92
2003                                                  41,000,000          5.23            32,000,000          5.19
2004                                                  87,500,000          5.59                     -             -
2008                                                  25,000,000          4.95            75,000,000          4.78
2009                                                  12,500,000          5.20                     -             -
Open line of credit                                  176,273,000          5.62                     -             -
-------------------------------------------------------------------------------------------------------------------
  Total FHLB advances                                444,333,000          5.48           186,775,000          5.14
Other borrowings                                      25,246,701          5.93             3,002,984          6.41
-------------------------------------------------------------------------------------------------------------------
  Total                                             $469,579,701         5.51%          $189,777,984         5.16%
-------------------------------------------------------------------------------------------------------------------

         The Corporation's borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans and 70% to 85% of the market value of certain mortgage-backed and related securities. Interest on the open line of credit is paid monthly at approximately 45 basis points above the FHLB's daily investment deposit rate or approximately 25 basis points above the federal funds rate. Advances that mature in the years 2004, 2008, and 2009 consist of borrowings that are redeemable quarterly at the option of the FHLB beginning at various times in 2000 and 2001.

         The Corporation has a line of credit with two financial institutions. These lines, which amount to $20.0 million in the aggregate, permit the overnight purchase of federal funds. There was $20.0 million outstanding under these lines as of December 31, 1999. The Corporation also has a $10.0 million line of credit with a third financial institution under which $5.2 million was outstanding as of December 31, 1999. The interest rate on borrowings under this line is determined on a daily basis at 125 basis points above the one-month London Inter-Bank Offered Rate ("LIBOR"). The Corporation has pledged all issued and outstanding capital stock of the Bank as collateral for this line of credit.

         Accrued interest payable on FHLB advances and other borrowings was $1,851,436 and $841,021 at December 31, 1999 and 1998, respectively.


NOTE 8--INCOME TAXES

         Federal and state income tax expense for the years ended December 31 is summarized as follows:

                                                                                  1999          1998          1997
-------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                  $10,558,903   $10,920,797    $9,795,713
  State                                                                        159,477       720,178       979,799
-------------------------------------------------------------------------------------------------------------------
    Total current                                                           10,718,380    11,640,975    10,775,512
-------------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                                    1,629,000     (307,000)     (104,000)
  State                                                                      (180,000)      (77,000)       207,000
-------------------------------------------------------------------------------------------------------------------
    Total deferred                                                           1,449,000     (384,000)       103,000
-------------------------------------------------------------------------------------------------------------------
    Total                                                                  $12,167,380   $11,256,975   $10,878,512
-------------------------------------------------------------------------------------------------------------------

         The significant components of the Corporation's deferred tax expense for the years ended December 31 are summarized as follows:

                                                                                  1999          1998          1997
-------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                                   $1,614,810    $1,003,793      $901,452
Office properties and equipment depreciation                                  (21,606)       679,244     (828,725)
Asset valuation allowances                                                     652,459     (249,578)     (657,090)
Deferred loan fees                                                             139,904     (189,160)       380,707
Provision for loan and real estate losses, net                               (259,994)     (150,979)       107,907
Deferred compensation                                                        (323,690)     (610,536)         2,473
FHLB stock dividends                                                                 -     (362,877)             -
Other                                                                        (352,883)     (503,907)       196,276
-------------------------------------------------------------------------------------------------------------------
  Total deferred                                                            $1,449,000    ($384,000)      $103,000
-------------------------------------------------------------------------------------------------------------------

         The income tax provision differs from the provision computed at the federal statutory corporate tax rate for the years ended December 31 as follows:

                                                                                  1999          1998          1997
-------------------------------------------------------------------------------------------------------------------
Income taxes at federal statutory of 35%                                   $12,113,007   $10,738,388    $9,894,106
State income tax (benefit) net of federal income tax effect                   (13,341)       418,066       771,420
Other                                                                           67,714       100,521       212,986
-------------------------------------------------------------------------------------------------------------------
  Income tax provision                                                     $12,167,380   $11,256,975   $10,878,512
-------------------------------------------------------------------------------------------------------------------

         The significant components of the Corporation's deferred tax assets and liabilities as of December 31, are summarized as follows:

                                                                                                1999          1998
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Loan and real estate loss allowances                                                    $2,929,210    $2,660,621
  Deferred compensation                                                                    1,941,105     1,612,207
  Asset valuation allowances                                                                 264,246       913,753
  State tax loss carryforwards                                                             1,702,840       270,658
  Securities valuation allowance                                                             650,593             -
  Other                                                                                       39,254       523,696
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                              7,527,248     5,980,935
  Valuation allowance                                                                      (298,785)     (298,785)
-------------------------------------------------------------------------------------------------------------------
  Adjusted deferred tax assets                                                             7,228,463     5,682,150
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Mortgage servicing rights                                                                5,111,492     3,485,422
  Securities valuation allowance                                                                   -     1,527,999
  Office properties and equipment depreciation                                               274,559       295,211
  Deferred loan fees                                                                         502,747       361,674
  FHLB stock dividends                                                                       263,786       262,937
  Purchase acquisition adjustments                                                           144,563       242,247
  Federal tax effect of state deferred taxes, net                                            486,322       113,751
  Investment in unconsolidated partnerships                                                   84,862        81,182
  Other                                                                                      519,257       200,444
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                         7,387,588     6,570,867
-------------------------------------------------------------------------------------------------------------------
    Net deferred tax liabilities                                                          ($159,125)    ($888,717)
-------------------------------------------------------------------------------------------------------------------

         The Bank qualifies under provisions of the IRC that prior to 1996 permitted it to deduct from taxable income an allowance for bad debts that generally exceeded losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $21.1 million of retained income at December 31, 1999. If in the future the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then-applicable rates. If income taxes had been provided, the deferred tax liability would have been approximately $8.5 million.

NOTE 9--EMPLOYEE BENEFIT PLANS

         PENSION PLAN The Corporation has established a pension plan for the benefit of full-time employees that have at least one year of service and have attained the age of 20. Benefits under the plan are based on the employee's years of service and compensation during the years immediately preceding retirement. The following table summarizes the components of pension benefit obligation and plan assets, the funded status of the plan, the amount recognized in the Corporation's consolidated financial statements, and the weighted-average assumptions for the years ended December 31, 1999 and 1998.



                                                                                             1999            1998
------------------------------------------------------------------------------------------------------------------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year                                             $ 9,361,621       $7,002,102
  Service costs                                                                           689,568          487,251
  Interest costs                                                                          620,001          569,673
  Actuarial (gain) loss                                                                (1,703,497)       1,530,203
  Benefit payments                                                                       (304,440)        (227,608)
------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                                 $ 8,663,253       $9,361,621
==================================================================================================================
Reconciliation of fair value of plan assets:
  Fair value of plan assets at beginning of year:                                     $ 7,968,383       $7,125,080
  Actual return on plan assets                                                          2,035,314        1,070,911
  Employer contributions                                                                  489,227                -
  Benefit payments                                                                       (304,440)        (227,608)
------------------------------------------------------------------------------------------------------------------
    Fair value of plan assets at end of year                                          $10,188,484       $7,968,383
==================================================================================================================
Funded status:
  Funding shortfall (excess) at end of year                                           ($1,525,231)      $1,393,238
  Unrecognized transition asset                                                            15,475          110,927
  Unrecognized prior service cost                                                          91,599          145,526
  Unrecognized net gain (loss)                                                          1,845,803       (1,231,807)
------------------------------------------------------------------------------------------------------------------
    Accrued pension expense                                                           $   427,646       $  417,884
==================================================================================================================
Components of net periodic benefit cost:
  Service costs                                                                       $   689,568       $  487,251
  Interest costs                                                                          620,001          569,673
  Expected return on plan assets                                                         (708,819)        (631,412)
  Amortization of transition asset                                                        (95,452)         (95,452)
  Amortization of prior service costs                                                     (53,927)         (59,608)
  Recognized actuarial loss                                                                47,618           11,610
------------------------------------------------------------------------------------------------------------------
    Net periodic benefit cost                                                         $   498,989       $  282,062
==================================================================================================================
Weighted-average assumptions:
  Discount rate                                                                              7.75%            6.50%
  Expected return on plan assets                                                             9.00%            9.00%
  Rate of compensation increase                                                              5.50%            5.50%
==================================================================================================================

POSTRETIREMENT EMPLOYEE BENEFITS The Corporation provides certain health care insurance benefits to retired employees. Substantially all of the employees of the Corporation may become eligible for these benefits if they reach normal retirement age while working for the Corporation. The following table summarizes the components of postretirement benefit obligation and funded states, as well as the amounts recognized in the Corporation's consolidated financial statements for the years ended December 31, 1999 and 1998.



                                                                                             1999             1998
------------------------------------------------------------------------------------------------------------------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year                                              $2,019,976       $1,610,192
  Service costs                                                                            87,022           61,949
  Interest costs                                                                          140,194          127,047
  Actuarial (gain) loss                                                                  (243,034)         260,418
  Benefit payments                                                                        (73,211)         (39,630)
------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                                  $1,930,947       $2,019,976
==================================================================================================================
Funded status:
  Funding shortfall at end of year                                                     $1,930,947       $2,019,976
  Unrecognized transition obligation                                                     (444,989)        (479,219)
  Unrecognized net loss                                                                  (229,663)        (490,949)
------------------------------------------------------------------------------------------------------------------
    Accrued post-retirement benefit expense                                            $1,256,295       $1,049,808
==================================================================================================================



                                                                                             1999             1998
------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
  Service costs                                                                          $ 87,022         $ 61,949
  Interest costs                                                                          140,194          127,047
  Amortization of transition obligation                                                    34,230           34,230
  Recognized actuarial loss                                                                18,252           12,312
------------------------------------------------------------------------------------------------------------------
    Net periodic benefit cost                                                            $279,698         $235,538
==================================================================================================================
Weighted-average assumptions:
  Discount rate                                                                              7.75%            6.50%
  Rate of compensation increase                                                              5.50%            5.50%
==================================================================================================================


         The assumed rate of increase in the per capita cost of covered benefits was 9.0% for 1999. This assumption has a significant effect on the amounts reported in the Corporation's consolidated financial statements. For example, a one percentage point increase in the assumed trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1999, by approximately $477,000 and the aggregate service and interest cost components of postretirement benefit expense for 1999 by approximately $100,000.

         SAVINGS PLANS The Corporation maintains a 401(k) savings plan for the benefit of substantially all of its employees. Employees may contribute up to a certain percentage of their compensation to the plan and the Corporation will match their contributions within certain limits. In addition, the employee may also receive discretionary profit sharing contributions from the Corporation. The Corporation provided matching and discretionary contributions of approximately $490,000, $286,000, and $248,000 during the years ended December 31, 1999, 1998, and 1997, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN The Corporation makes annual discretionary contributions to an Employee Stock Ownership Program ("ESOP") for the benefit of substantially all of its employees. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $379,000, $286,000, and $246,000 in ESOP-related compensation expense during the years ended December 31, 1999, 1998, and 1997, respectively.

         SUPPLEMENTAL PENSION PLAN The Corporation makes annual contributions to a supplemental pension plan for certain key members of management. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $346,000, $203,000, and $197,000 during the years ended December 31, 1999, 1998, and 1997, respectively.

         STOCK INCENTIVE PLANS During 1989, 1992, and 1997, the Corporation adopted stock incentive plans designed to attract and retain qualified personnel in key management positions. In addition, during 1995 the Corporation assumed the stock incentive plan of a financial institution that was acquired by the Corporation. These plans provide for the grant of stock options, restricted stock, and stock appreciation rights. In general, stock options granted under these plans are exercisable at a price equal to the fair value of the stock on the date of the grant. Furthermore, the options are subject to three- to five-year graded vesting requirements and a maximum exercise period of ten years. These plans authorize the issuance of approximately 4.5 million shares in the aggregate, of which 1.3 million shares were unallocated as of December 31, 1999. Activity in these stock incentive plans for each of the three years ended December 31, 1999, 1998, and 1997, is summarized in the following paragraphs.

         Stock options outstanding at the beginning of each of the three preceding years were 1,685,535, 1,674,056, and 1,879,508, respectively. These options had weighted-average exercise prices of $5.42, $3.07, and $2.86, respectively. Stock options granted during these years were 76,000, 309,000, and 7,500, respectively, at weighted-average exercise prices of $14.01, $14.77, and $8.50, respectively. Stock options exercised during these years were 1,012,475, 297,521, and 211,170, respectively, at weighted-average exercise prices of $3.12, $1.92, and $1.34, respectively. Stock options outstanding at the end of each of the three preceding years were 734,060, 1,685,535, and 1,674,056, respectively. These options had weighted-average exercise prices of $9.34, $5.42, and $3.07, respectively. Of these options, 457,895, 1,430,234, and 1,527,488, respectively, were fully-vested and exercisable at weighted-average exercise prices of $6.20, $3.81, and $2.84, respectively. As of December 31, 1999, the exercise prices of options outstanding on that date ranged from $1.31 to $15.63 and had a weighted-average remaining life of 6.2 years. Within this range, 206,960 options had a weighted-average exercise price of $2.54 and a weighted-average remaining life of 2.8 years; 152,100 options had a weighted-average exercise price of $5.61 and a weighted-average remaining life of 5.6 years; and 375,000 shares had a weighted-average exercise price of $14.62 and a weighted average remaining life of 8.3 years. Expirations and forfeitures of stock options during the three years ended December 31, 1999, 1998, and 1997, were not material.

         During the years ended December 31, 1999 and 1997, no shares of restricted stock were granted under the aforementioned plans. In 1998, 112,002 shares were granted at a weighted-average fair value of $15.48.

         During 1989 and 1992, the Corporation also adopted stock incentive plans designed to attract and retain qualified non-employee directors for the Corporation and its subsidiaries. Under both plans each director receives options to purchase 8,800 shares upon election or re-election to the Board of Directors. The stock options are exercisable at a price at least equal to the fair value of the stock on the date of grant and are fully-vested on the date of the grant. These plans have authorized the issuance of 672,942 shares in the aggregate, of which 197,746 shares were unallocated as of December 31, 1999. Activity in these stock incentive plans for each of the three years ended December 31, 1999, 1998, and 1997 is summarized in the following paragraph.

         Stock options outstanding at the beginning of each of the three preceding years were 218,966, 227,766, and 254,565, respectively. These options had weighted-average exercise prices of $5.95, $3.89, and $3.34, respectively. Stock options granted during each of these years were 26,400 at weighted-average exercise prices of $14.88, $17.59, and $8.96, respectively. Stock options exercised during these years were 113,370, 35,200, and 53,290, respectively, at weighted-average exercise prices of $4.37, $1.31, and $3.80, respectively. Finally, stock options outstanding at the end of December 31, 1999, were 131,996. These options had a weighted-average exercise price of $9.09, a range of exercise prices from $1.36 to $17.59, and a weighted-average remaining life of 5.9 years. Within this range, 43,996 had a weighted-average exercise price of $3.39 and a weighted-average remaining life of 2.9 years; 44,000 options had a weighted-average exercise price of $7.38 and a weighted-average remaining life of 6.1 years; and 44,000 shares had a weighted-average exercise price of $16.51 and a weighted average remaining life of 8.8 years. There were no expirations or forfeitures of stock options during these years.

         As described in Note 1, the Corporation has elected to provide pro forma disclosure of the effects of its stock incentive plans. If the Corporation had accounted for its stock incentive plans using the fair value method, the Corporation's pro forma net income would have been $21,845,000, $18,428,000, and $17,195,000 during the years ended December 31, 1999, 1998, and 1997, respectively. Pro forma diluted earnings per share would have been $1.14, $0.93, and $0.88 and pro forma basic earnings per share would have been $1.18, $1.00, and $0.94 during the same periods, respectively.

         The weighted-average fair value of the options granted in 1999, 1998, and 1997, were $5.23, $5.25, and $2.66, respectively. The fair values of these options were estimated as of the dates they were granted using a Black-Scholes option pricing mode. Weighted-average assumptions for 1999 were 5.5% risk-free interest rate, 2.4% dividend yield, 35% volatility, and a seven-year expected life. Weighted-average assumptions for 1998 were 5.0% risk-free interest rate, 2.0% dividend yield, 30% volatility, and a seven-year expected life. Weighted-average assumptions for 1997 were 6.5% risk-free interest rate, 2.6% dividend yield, 30% volatility, and a seven-year expected life.


NOTE 10--COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

         OTHER COMMITMENTS AND CONTINGENCIES At December 31, 1999, the Corporation had commitments to originate mortgage loans at market terms aggregating approximately $13.3 million which expire on various dates in 2000. At December 31, 1999, the Corporation also had commitments to fund $41.8 million in additional proceeds on construction loans. As of the same date the Corporation had approximately $5.9 million in commitments outstanding under standby letters of credit and financial guarantees, as well as $11.0 million in commitments outstanding under unused home equity lines of credit. Furthermore, the Corporation had commitments to sell approximately $3.5 million in mortgage loans to FHLMC, FNMA, and the FHLB at various dates in 2000.

         At December 31, 1999, the Corporation had retained a small portion of the credit risk related to $360.6 million in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.


NOTE 11--STOCKHOLDERS' EQUITY

         PREFERRED STOCK The Corporation is authorized to issue up to 5,000,000 shares of preferred stock, $.10 par value per share, although no such stock was outstanding at December 31, 1999. The Board of Directors of the Corporation is authorized to establish the voting powers, designations, preferences, or other special rights of such shares and the qualifications, limitations, and restrictions thereof. The preferred stock may be issued in distinctly designated series, may be convertible to common stock, and may rank prior to the common stock in dividend rights, liquidation preferences, or both.

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

         STOCK REPURCHASE PLANS AND TREASURY STOCK In 1999 and 1997 the Corporation's Board of Directors authorized the repurchase of up to 905,248 and 919,052 shares of the Corporation's outstanding common stock, respectively. Under the plans, repurchases may be made from time-to-time in the open market during the ensuing twelve months as conditions permit (the 1997 Plan was extended for an additional twelve months in January 1998 and again in January
1999). Repurchased shares are held as treasury stock and are available for general corporate purposes.

         During 1999, 1998, and 1997, the Corporation repurchased 1,060,990, 447,000, and 264,000 shares under the 1998 and 1997 Plans at an average cost of $15.01, $16.46, and $10.87 per share during 1999, 1998, and 1997, respectively.
As of December 31, 1999, no shares remained to be purchased under the 1997 Plan and 363,410 shares remained under the 1999 Plan.

         During 1999, 1998, and 1997 the Corporation reissued 1,103,550, 426,775, and 240,330 shares of common stock out of treasury stock, respectively. These shares had an average cost basis of $12.93, $12.84, and $10.64 per share, respectively. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation. The Corporation uses the "last-in/first-out" method to determine the cost basis of shares removed from treasury stock.

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

         REGULATORY CAPITAL REQUIREMENTS Financial institutions such as the Bank are subject to minimum regulatory capital requirements as specified in federal banking law and supporting regulations. Failure of a financial institution to meet such requirements may subject the institution to certain mandatory--and possibly discretionary--actions on the part of its regulators (referred to as "prompt corrective actions"). Such actions, if undertaken, could severely restrict the activities of the institution. During each of the years ended December 31, 1999 and 1998, the Bank's regulatory capital was sufficient for it to be classified as "adequately capitalized" under the prompt corrective action provisions of the federal banking law and supporting regulations. Accordingly, the Bank is not subject to prompt corrective actions by its regulators.

         The following table summarizes the Bank's current regulatory capital in both percentage and dollar terms as of December 31, 1999 and 1998. It also summarizes the minimum capital levels that must be maintained by the Bank for it to be classified as "adequately capitalized" and "well capitalized" under the prompt corrective action provisions of federal banking law and supporting regulations. As indicated in the table, the Bank is "well capitalized" for regulatory capital purposes.



                                                                      MINIMUM REQUIREMENTS
                                                                       TO BE CLASSIFIED AS...
                                                               ----------------------------------
                                                                      ADEQUATELY             WELL
DECEMBER 31, 1999                                                     CAPITALIZED      CAPITALIZED         ACTUAL
------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                        4.0%             5.0%            5.64%
Tier 1 risk-based capital ratio                                              4.0%             6.0%           10.21%
Total risk-based capital ratio                                               8.0%            10.0%           10.85%

Tier 1 leverage ratio capital                                        $83,074,000     $103,843,000     $117,177,000
Tier 1 risk-based capital                                             45,916,000       68,874,000      117,177,000
Total risk-based capital                                              91,832,000      114,790,000      124,515,000
==================================================================================================================

DECEMBER 31, 1998
------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                        4.0%             5.0%            5.58%
Tier 1 risk-based capital ratio                                              4.0%             6.0%           10.03%
Total risk-based capital ratio                                               8.0%            10.0%           10.76%

Tier 1 leverage ratio capital                                        $70,797,000      $88,497,000      $98,745,000
Tier 1 risk-based capital                                             39,365,000       59,047,000       98,745,000
Total risk-based capital                                              78,730,000       98,412,000      105,928,000
==================================================================================================================

NOTE 12--FAIR VALUES OF FINANCIAL INSTRUMENTS

      Fair values of financial instruments as of December 31 are as follows:



                                                               1999                               1998
---------------------------------------------------------------------------------------------------------------------
                                                 CARRYING VALUE        FAIR VALUE     CARRYING VALUE       FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
  Financial assets:
  Cash and due from banks                         $   65,566,021    $   65,566,021    $   43,642,705   $   43,642,705
  Interest-bearing deposits with banks                17,790,262        17,790,262        96,549,775       96,549,775
  Investment securities available for sale               872,844           872,844                 -                -
  Mortgage-backed and related securities:
    Available for sale                               252,165,351       252,165,351       204,108,879      204,108,879
    Held for investment                              103,932,229       101,068,308       102,500,238      102,908,423
  Loans held for sale                                  6,345,624         6,400,000        72,002,437       73,600,000
  Loans held for investment, gross                 1,546,218,116     1,545,200,000     1,185,149,253    1,190,000,000
  Federal Home Loan Bank stock                        22,511,300        22,511,300        12,485,500       12,485,500
  Accrued interest receivable                         15,420,837        15,420,837        13,888,538       13,888,538
  Mortgage servicing rights                           21,727,981        21,727,981        21,103,459       21,103,459

  Financial liabilities:
  Deposit liabilities                             $1,471,259,473    $1,474,100,000    $1,460,135,660   $1,466,000,000
  Federal Home Loan Bank advances and other
    borrowings                                       469,579,701       465,200,000       189,777,984      190,000,000
  Advance payments by borrowers for taxes and
    insurance                                          5,407,816         5,407,816         1,762,190        1,762,190
  Accrued interest payable                             2,516,280         2,516,280         1,947,823        1,947,823
=====================================================================================================================


         Refer to Note 1 for the methods and assumptions used by the Corporation in estimating the fair value of financial instruments. The carrying value shown for loans held for investment excludes the impact of the Corporation's allowance for loan losses.


NOTE 13--SEGMENT INFORMATION

         DIVISIONS AND PROFIT CENTERS The Bank has five operating divisions: (i) residential lending, (ii) commercial real estate lending, (iii) retail banking,
(iv) finance and administration, and (v) human resources. Each division is headed by an executive officer that reports directly to the president of the Bank. The first three divisions contain all but one of the Bank's profit centers for segment reporting purposes. The remaining two divisions are considered support departments for segment reporting purposes, although the finance and administration division also provides the primary support for the Bank's remaining profit center--the investment and mortgage-related securities portfolio.

         Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Bank for investment purposes (loans held for sale are included in the mortgage banking profit center). Commercial real estate lending is a single profit center for segment reporting purposes. It consists of the Bank's portfolio of multi-family and non-residential mortgage loans, as well as functions related to the origination and servicing of such loans. Retail banking is divided into two profit centers for segment reporting purposes: (i) a consumer lending portfolio, which consists of the Bank's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans and (ii) an education loan portfolio, which also includes functions related to the origination and servicing of the loans. The Bank's retail branch network, which delivers checking, savings, certificates of deposit and other financial products and services to customers, is also part of retail banking, but is considered a support department for segment reporting purposes, as more fully described in a subsequent paragraph. Finally, the Bank's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. Personnel in finance and administration support this profit center, as previously described.

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

         The net cost of operating the Bank's support departments is allocated to the Bank's profit centers and to the retail banking network using a variety of methods deemed appropriate by management. In general, these net costs are included in the non-interest expense of each profit center, to include the retail banking network. In addition, certain allocations of revenues and expenses are made between profit centers when they perform services for each other. Such amounts, however, are not generally material in nature.

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

         For segment reporting purposes, management makes certain non-GAAP adjustments and reclassifications to the results of operations and financial condition of the Bank that, in management's judgement, more fairly reflect the performance and/or financial condition of certain of the Bank's profit centers. Following is a description of the more significant adjustments:

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

              LOAN ORIGINATION FEES AND COSTS In accordance with GAAP, origination fees earned on residential loans held for investment are deferred and amortized over the expected life of the loans, as are the direct costs to originate the loans. In general, these deferrals and their subsequent amortization are disregarded for segment reporting purposes. As a result, the mortgage banking profit center receives revenue for loans that it originates for the portfolio of residential loans held for investment, as well as a full charge for the costs to originate the loans. These fees and costs are in addition to the fees it receives and the costs it incurs on loans originated for sale in the secondary market, which are included in current earnings under GAAP.

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

              INCOME TAXES In general, a standard income tax rate of approximately 41% is used for segment reporting purposes. However, the income tax benefit associated with assets held in Nevada by FCHI, the Bank's wholly-owned investment subsidiary, is allocated to the profit centers that own such assets. This results in a lower effective income tax rate, or even a negative rate, for such profit centers. During the years ended December 31, 1999 and 1998, the investment and mortgage-related securities profit center was the only segment that held assets in Nevada. During the year ended December 31, 1999, this segment, as well as the residential loan portfolio, held assets in Nevada.

              NON-GAAP ADJUSTMENTS TO FINANCIAL CONDITION Allowances for losses on loans and real estate and security valuation allowances are added to and/or excluded from assets of the profit centers. In addition, an estimated value for mortgage servicing rights not recorded under GAAP is estimated and added to the assets of the mortgage banking profit center. For each of these adjustments, a corresponding amount is added to or excluded from equity prior to the proportionate allocation of equity to the profit centers, as previously described. The amount added to or excluded from equity is net of the estimated income tax effect.

              SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following tables contain profit (loss) statements for each of the Bank's reportable segments for the years ended December 31, 1999, 1998, and 1997 (1998 is presented on both pages to facilitate its comparison with 1999 and 1997). In addition to the after-tax performance of profit centers, management of the Bank closely monitors the net cost to acquire and maintain deposit liabilities (as defined elsewhere in this footnote). The net cost to acquire and maintain deposit liabilities was 1.13%, 1.32%, and 1.35% of average deposit liabilities outstanding during the years ended December 31, 1999, 1998, and 1997, respectively.



                                                                                     LOANS HELD FOR INVESTMENT
                                                               ---------------------------------------------------------------------
SEGMENT PROFIT (LOSS) STATEMENTS               MORTGAGE                            COMMERCIAL
YEAR ENDED DECEMBER 31, 1999                   BANKING         RESIDENTIAL        REAL ESTATE       CONSUMER            EDUCATION
------------------------------------------------------------------------------------------------------------------------------------

Interest income                             $ 3,133,892        $38,055,845        $28,001,302      $19,869,080        $ 14,288,948
Interest expense                              3,469,150         23,866,100         15,071,889       10,387,845           6,913,737
Net cost to acquire and maintain
  deposit liabilities                           438,403          4,132,294          3,757,215        2,593,363           1,958,049
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                         (773,661)        10,057,451          9,172,197        6,887,872           5,417,162
Net loan charge-offs (recoveries)                     -            (70,508)                 -          367,330              26,031
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                (773,661)        10,127,959          9,172,197        6,520,542           5,391,131
Non-interest income                          19,247,738                  -             90,903        1,253,961             103,514
Non-interest expense                         12,313,093          1,806,834          1,288,957        1,993,125             829,887
------------------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes                  6,160,984          8,321,125          7,974,144        5,781,378           4,664,758
Income tax expense (benefit)                  2,497,663          2,772,128          3,232,718        2,343,771           1,891,093
------------------------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)                     $ 3,663,321        $ 5,548,997        $ 4,741,426      $ 3,437,607        $  2,773,665
====================================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
Average assets                              $    78,634        $   573,994        $   372,793      $   256,956        $    194,008
====================================================================================================================================
Total assets at end of period               $    41,090        $   729,153        $   416,192      $   286,969        $    202,440
====================================================================================================================================


                                             INVESTMENT                            SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS             & MORTGAGE            OTHER          DEPARTMENT          NON-GAAP
YEAR ENDED DECEMBER 31, 1999                 SECURITIES           SEGMENTS        ALLOCATIONS       ADJUSTMENTS        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------

Interest income                             $26,134,167                  -                         $   587,365(1)     $130,070,598
Interest expense                             18,258,391        $   236,384                          (2,250,104)(1)      75,953,392
Net cost to acquire and maintain
  deposit liabilities                         3,071,167              4,489        (15,954,980)                                   -
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                        4,804,609           (240,873)        15,954,980        2,837,469          54,117,206
Net loan charge-offs (recoveries)                     -                  -                              64,168(2)          387,021
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)               4,804,609           (240,873)        15,954,980        2,773,301          53,730,185
Non-interest income                                   -            312,958         21,209,088       (7,040,308)(3)      35,177,854
Non-interest expense                            164,318            371,693         37,164,068       (1,632,526)(3)      54,299,449
------------------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes                  4,640,291           (299,609)                 -       (2,634,481)         34,608,590
Income tax expense (benefit)                    591,222            (23,536)                         (1,137,679)         12,167,380
------------------------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)                     $ 4,049,069          ($276,073)                 -      ($1,496,802)       $ 22,441,210
====================================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
Average assets                              $   420,172        $       446                  -          ($8,934)(4)    $  1,888,069
====================================================================================================================================
Total assets at end of period               $   417,218        $       308                  -          ($8,816)(4)    $  2,084,554
====================================================================================================================================


                                                                                     LOANS HELD FOR INVESTMENT
                                                               ---------------------------------------------------------------------
SEGMENT PROFIT (LOSS) STATEMENTS               MORTGAGE                            COMMERCIAL
YEAR ENDED DECEMBER 31, 1998                   BANKING         RESIDENTIAL         REAL ESTATE       CONSUMER            EDUCATION
------------------------------------------------------------------------------------------------------------------------------------

Interest income                             $ 4,503,290        $33,496,128        $25,066,823      $18,321,380        $ 13,501,027
Interest expense                              4,617,955         20,614,365         14,031,760       10,076,044           7,316,551
Net cost to acquire and maintain
  deposit liabilities                           547,379          4,332,138          3,635,592        2,612,673           2,077,845
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                         (662,044)         8,549,625          7,399,471        5,632,663           4,106,631
Net loan charge-offs (recoveries)                                   17,082            203,379          274,597              32,515
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                (662,044)         8,532,543          7,196,092        5,358,066           4,074,116
Non-interest income                          22,060,254                  -             55,367        1,036,406              95,122
Non-interest expense                         13,141,292          1,877,465          1,415,221        1,793,030             818,311
------------------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes                  8,256,918          6,655,078          5,836,238        4,601,442           3,350,927
Income tax expense (benefit)                  3,347,355          2,530,646          2,366,011        1,865,425           1,358,466
------------------------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)                     $ 4,909,563        $ 4,124,432        $ 3,470,227      $ 2,736,017        $  1,992,461
====================================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
Average assets                              $    98,039        $   460,016        $   310,633      $   223,066        $    177,403
====================================================================================================================================
Total assets at end of period               $    90,536        $   499,930        $   342,434      $   238,889        $    192,224
====================================================================================================================================


                                            INVESTMENT                             SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS            & MORTGAGE             OTHER          DEPARTMENT          NON-GAAP
YEAR ENDED DECEMBER 31, 1998                SECURITIES            SEGMENTS        ALLOCATIONS       ADJUSTMENTS        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------

Interest income                             $23,198,449                  -                         $   580,771(1)     $118,667,868
Interest expense                             17,605,864        $    75,070                          (2,880,415)(1)      71,457,194
Net cost to acquire and maintain
  deposit liabilities                         3,118,890              8,242        (16,332,759)                                   -
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                        2,473,695            (83,312)        16,332,759        3,461,186          47,210,674
Net loan charge-offs (recoveries)                     -                  -                            (234,461)(2)         293,112
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)               2,473,695            (83,312)        16,332,759        3,695,647          46,917,562
Non-interest income                                   -          1,432,728         15,254,216       (8,574,023)(3)      31,360,070
Non-interest expense                            177,015            326,783         31,586,975       (3,539,569)(3)      47,596,523
------------------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes                  2,296,680          1,022,633                  -       (1,338,807)         30,681,109
Income tax expense (benefit)                    (45,191)           698,577                            (864,314)         11,256,975
------------------------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)                     $ 2,341,871        $   324,056                  -        ($474,493)       $ 19,424,134
====================================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
Average assets                              $   374,527        $       704                  -         ($10,354)(4)    $  1,634,034
====================================================================================================================================
Total assets at end of period               $   426,793        $     1,241                  -          ($5,543)(4)    $  1,786,504
====================================================================================================================================


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


                                                                          LOANS HELD FOR INVESTMENT
                                                       -----------------------------------------------------------------------------
SEGMENT PROFIT (LOSS) STATEMENTS               MORTGAGE                           COMMERCIAL
YEAR ENDED DECEMBER 31, 1998                   BANKING         RESIDENTIAL        REAL ESTATE       CONSUMER            EDUCATION
------------------------------------------------------------------------------------------------------------------------------------

Interest income                             $ 4,503,290        $33,496,128        $25,066,823      $18,321,380        $ 13,501,027
Interest expense                              4,617,955         20,614,365         14,031,760       10,076,044           7,316,551
Net cost to acquire and maintain
  deposit liabilities                           547,379          4,332,138          3,635,592        2,612,673           2,077,845
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                         (662,044)         8,549,625          7,399,471        5,632,663           4,106,631
Net loan charge-offs (recoveries)                     -             17,082            203,379          274,597              32,515
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)                (662,044)         8,532,543          7,196,092        5,358,066           4,074,116
Non-interest income                          22,060,254                  -             55,367        1,036,406              95,122
Non-interest expense                         13,141,292          1,877,465          1,415,221        1,793,030             818,311
------------------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes                  8,256,918          6,655,078          5,836,238        4,601,442           3,350,927
Income tax expense (benefit)                  3,347,355          2,530,646          2,366,011        1,865,425           1,358,466
------------------------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)                     $ 4,909,563        $ 4,124,432        $ 3,470,227      $ 2,736,017        $  1,992,461
====================================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
Average assets                              $    98,039        $   460,016        $   310,633      $   223,066        $    177,403
====================================================================================================================================
Total assets at end of period               $    90,536        $   499,930        $   342,434      $   238,889        $    192,224
====================================================================================================================================


                                             INVESTMENT                             SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS             & MORTGAGE             OTHER         DEPARTMENT          NON-GAAP
YEAR ENDED DECEMBER 31, 1998                 SECURITIES            SEGMENTS       ALLOCATIONS       ADJUSTMENTS       CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------

Interest income                             $23,198,449                  -                         $   580,771(1)     $118,667,868
Interest expense                             17,605,864        $    75,070                          (2,880,415(1)       71,457,194
Net cost to acquire and maintain
  deposit liabilities                         3,118,890              8,242        (16,332,759                                    -
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                        2,473,695            (83,312)        16,332,759        3,461,186          47,210,674
Net loan charge-offs (recoveries)                     -                  -                            (234,461)(2)         293,112
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)               2,473,695            (83,312)        16,332,759        3,695,647          46,917,562
Non-interest income                                   -          1,432,728         15,254,216       (8,574,023)(3)      31,360,070
Non-interest expense                            177,015            326,783         31,586,975       (3,539,569)(3)      47,596,523
------------------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes                  2,296,680          1,022,633                  -       (1,338,807)         30,681,109
Income tax expense (benefit)                    (45,191)           698,577                            (864,314)         11,256,975
------------------------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)                     $ 2,341,871        $   324,056                  -        ($474,493)       $ 19,424,134
====================================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
Average assets                              $   374,527        $       704                  -         ($10,354)(4)    $  1,634,034
====================================================================================================================================
Total assets at end of period               $   426,793        $     1,241                  -          ($5,543)(4)    $  1,786,504
====================================================================================================================================


                                                                          LOANS HELD FOR INVESTMENT
                                                       -----------------------------------------------------------------------------
SEGMENT PROFIT (LOSS) STATEMENTS               MORTGAGE                           COMMERCIAL
YEAR ENDED DECEMBER 31, 1997                   BANKING         RESIDENTIAL        REAL ESTATE       CONSUMER            EDUCATION
------------------------------------------------------------------------------------------------------------------------------------

Interest income                             $ 1,521,194        $46,009,725        $21,746,184      $16,552,232         $11,676,426
Interest expense                              2,393,024         28,685,579         11,808,145        8,905,641           6,430,163
Net cost to acquire and maintain
  deposit liabilities                           398,387          4,703,759          3,152,711        2,381,416           1,831,784
------------------------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
    before charge-offs                       (1,270,217)        12,620,387          6,785,328        5,265,175           3,414,479
Net loan charge-offs (recoveries)                                  (59,742)           (15,303)         511,964              18,869
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)              (1,270,217)        12,680,129          6,800,631        4,753,211           3,395,610
Non-interest income                          16,393,361            452,243             52,531        1,037,696              12,765
Non-interest expense                          9,471,294          2,671,899            982,650        1,513,641             782,369
------------------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes                  5,651,850         10,460,473          5,870,512        4,277,266           2,626,006
Income tax expense (benefit)                  2,291,260          4,240,676          2,379,905        1,734,003           1,064,583
------------------------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)                     $ 3,360,590        $ 6,219,797        $ 3,490,607      $ 2,543,263         $ 1,561,423
====================================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
Average assets                              $    51,239        $   607,651        $   261,025      $   196,881         $   151,441
====================================================================================================================================
Total assets at end of period               $    68,541        $   598,619        $   280,604      $   215,218         $   167,507
====================================================================================================================================


                                             INVESTMENT                            SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS             & MORTGAGE          OTHER            DEPARTMENT        NON-GAAP
YEAR ENDED DECEMBER 31, 1997                 SECURITIES        SEGMENTS           ALLOCATIONS      ADJUSTMENTS        CONSOLIDATED
------------------------------------------------------------------------------------------------------------------------------------

Interest income                             $17,034,661                  -                          $  435,834(1)      $114,976,256
Interest expense                             13,631,493        $   270,017                          (1,859,005)(1)       70,265,057
Net cost to acquire and maintain
  deposit liabilities                         1,856,314              9,250        (14,333,621)                                    -
------------------------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
    before charge-offs                        1,546,854           (279,267)        14,333,621        2,294,839           44,711,199
Net loan charge-offs (recoveries)                     -                  -                              83,169(2)           538,957
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)               1,546,854           (279,267)        14,333,621        2,211,670           44,172,242
Non-interest income                            (725,142)            (8,835)        12,071,266       (4,992,200)(3)       24,293,685
Non-interest expense                            156,692            379,362         26,404,887       (2,165,742)(3)       40,197,052
------------------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes                    665,020           (667,464)                 -         (614,788)          28,268,875
Income tax expense (benefit)                   (337,107)          (214,727)                           (280,081)          10,878,512
------------------------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)                      $1,002,127          ($452,737)                 -        ($334,707)        $ 17,390,363
====================================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------------------------------------------
Average assets                               $  282,797        $       612                  -         ($12,208)(4)     $  1,539,438
====================================================================================================================================
Total assets at end of period                $  223,665        $       571                  -         ($10,431)(4)     $  1,544,294
====================================================================================================================================


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

NOTE 14--PARENT COMPANY ONLY FINANCIAL INFORMATION




                                                                                                  DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION:                                                  1999             1998
-------------------------------------------------------------------------------------------------------------------
Cash in bank                                                                               $12,448    $      43,968
Interest-bearing deposits with subsidiary bank                                               3,249        3,003,558
Investment in subsidiary                                                               132,226,303      122,446,917
Other assets                                                                               233,226          155,314
-------------------------------------------------------------------------------------------------------------------
  Total assets                                                                        $132,475,226     $125,649,757
===================================================================================================================
Other borrowings                                                                      $  5,200,000       $2,950,000
Other liabilities                                                                                -           15,110
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                      5,200,000        2,965,110
-------------------------------------------------------------------------------------------------------------------
Common stock                                                                             1,994,163        1,994,163
Additional paid-in capital                                                              34,540,064       34,540,064
Retained earnings                                                                      106,929,097       97,291,806
Treasury stock, at cost                                                                (14,388,670)     (12,722,834)
Unearned restricted stock                                                                 (591,183)      (1,256,266)
Non-owner adjustments to equity, net                                                    (1,208,245)       2,837,714
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                           127,275,226      122,684,647
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                          $132,475,226     $125,649,757
===================================================================================================================

                                                                                       YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS:                                         1999             1998             1997
-------------------------------------------------------------------------------------------------------------------
Other income                                                             $21,815          $78,434          $67,605
Other expense                                                            688,173          522,190          743,276
-------------------------------------------------------------------------------------------------------------------
  Loss before income taxes and equity in earnings of subsidiary         (666,358)        (443,756)        (675,671)
Income tax benefit                                                       233,225          155,314          236,485
-------------------------------------------------------------------------------------------------------------------
  Loss before equity in earnings of subsidiary                          (433,133)        (288,442)        (439,186)
Equity in earnings of subsidiary                                      22,874,343       19,712,576       17,829,549
-------------------------------------------------------------------------------------------------------------------
  Net income                                                         $22,441,210      $19,424,134      $17,390,363
===================================================================================================================


                                                                                      YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS:                                         1999             1998             1997
-------------------------------------------------------------------------------------------------------------------
Net income                                                           $22,441,210      $19,424,134      $17,390,363
Equity in earnings of subsidiary                                     (22,874,343)     (19,712,576)     (17,829,550)
Change in income taxes and other accruals and prepaids                   (93,025)          63,957          (70,780)
-------------------------------------------------------------------------------------------------------------------
  Net cash used by operations                                           (526,158)        (224,485)        (509,967)
-------------------------------------------------------------------------------------------------------------------
Decrease (increase) in interest-bearing deposits with                  3,000,309         (245,910)        (341,769)
subsidiary bank
Dividends received from subsidiary                                    13,500,000       11,500,000        9,500,000
-------------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                           16,500,309       11,254,090        9,158,231
-------------------------------------------------------------------------------------------------------------------
Proceeds from sale of common stock                                     3,297,402          328,958          484,179
Increase (decrease) in other borrowings                                2,250,000          (50,000)      (2,000,000)
Dividends paid to shareholders                                        (6,287,822)      (5,001,135)      (4,283,617)
Purchase of treasury stock                                           (15,930,336)      (7,356,875)      (2,868,938)
Other, net                                                               665,085          688,148          203,386
-------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities                              (16,005,671)     (11,390,904)      (8,464,990)
-------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash in bank                                (31,520)        (361,299)         183,274
Cash at beginning of period                                               43,968          405,267          221,993
-------------------------------------------------------------------------------------------------------------------
  Cash in bank at end of period                                          $12,448          $43,968         $405,267
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

         The Corporation assessed its internal control system as of December 31, 1999, in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Corporation believes that, as of December 31, 1999, its system of internal control over the preparation of its published annual and interim financial statements met those criteria.




/s/ Thomas W. Schini                 /s/ Jack C. Rusch                            /s/ Michael W. Dosland
Thomas W. Schini                    Jack C. Rusch                               Michael W. Dosland
Chairman of the Board and           Executive Vice President and                Vice President and Controller
Chief Executive Officer             Chief Financial Officer


REPORT OF INDEPENDENT AUDITORS

         We have audited the accompanying consolidated statements of financial condition of First Federal Capital Corp as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those statements require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Federal Capital Corp at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                                              Ernst & Young LLP
Milwaukee, Wisconsin
January 27, 2000

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

                                                DEC.    SEPT.     JUNE    MARCH     DEC.    SEPT.     JUNE    MARCH
Dollars in thousands, except for per share      1999     1999     1999     1999     1998     1998     1998     1998
  amounts
--------------------------------------------------------------------------------------------------------------------
Interest on loans                            $28,587  $26,303  $25,073  $23,916  $24,598  $21,837  $23,252  $25,783
Interest on mortgage-backed and related        5,934    6,049    6,069    5,676    5,745    6,334    3,846    2,617
securities
Interest and dividends on investments            498      385      439    1,140    1,018      819    1,587    1,232
--------------------------------------------------------------------------------------------------------------------
  Total interest income                       35,020   32,738   31,581   30,733   31,361   28,990   28,685   29,632
--------------------------------------------------------------------------------------------------------------------
Interest on deposits                          15,237   14,938   14,697   15,675   15,965   15,215   14,473   13,769
Interest on borrowings                         5,131    4,021    3,425    2,828    3,128    2,224    2,734    3,950
--------------------------------------------------------------------------------------------------------------------
  Total interest expense                      20,368   18,960   18,122   18,503   19,093   17,439   17,207   17,718
--------------------------------------------------------------------------------------------------------------------
  Net interest income                         14,652   13,778   13,458   12,229   12,269   11,551   11,478   11,914
Provision for loan losses                         86       68       77      156       88       63       89       53
--------------------------------------------------------------------------------------------------------------------
  Net interest income after provision         14,565   13,710   13,381   12,074   12,181   11,488   11,389   11,861
--------------------------------------------------------------------------------------------------------------------
Gain on sale of loans                            785      810    2,041    3,590    5,849    3,499    3,761    3,820
Gain on sale of investments                        -        -        -        -      343        -        -        -
Other non-interest income                      7,515    7,611    7,348    5,479    2,987    4,375    3,731    2,996
--------------------------------------------------------------------------------------------------------------------
  Total non-interest income                    8,300    8,421    9,389    9,069    9,179    7,874    7,492    6,816
--------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                  13,885   13,793   13,184   13,437   13,386   11,961   11,347   10,902
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes                   8,979    8,338    9,586    7,705    7,974    7,400    7,534    7,775
Income tax expense                             3,140    2,914    3,420    2,694    2,818    2,628    2,836    2,976
--------------------------------------------------------------------------------------------------------------------
  Net Income                                  $5,840   $5,424   $6,166   $5,011   $5,155   $4,772   $4,698   $4,799
--------------------------------------------------------------------------------------------------------------------


Diluted earnings per share                     $0.30    $0.29    $0.32    $0.26    $0.26    $0.24    $0.24    $0.24
--------------------------------------------------------------------------------------------------------------------
Dividends paid per share                       $0.09    $0.09    $0.09    $0.07    $0.07    $0.07    $0.07    $0.06
--------------------------------------------------------------------------------------------------------------------
Stock price at end of period                  $14.63   $15.50   $14.75   $11.75   $16.38   $14.50   $17.94   $16.50
--------------------------------------------------------------------------------------------------------------------
High stock price during period                $16.13   $18.00   $15.88   $16.38   $16.50   $18.38   $18.25   $16.94
--------------------------------------------------------------------------------------------------------------------
Low stock price during period                 $12.56   $14.75   $11.75   $11.75   $12.00   $13.00   $15.72   $14.25
--------------------------------------------------------------------------------------------------------------------

Note: per share data and historical stock prices have been adjusted a 2-for-1 stock split on June 11, 1998.


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from the sections entitled "Matters to be Voted on at the Annual Meeting--Matter 1. Election of Directors" and "Executive Officers Who Are Not Directors" in the Proxy Statement of the Corporation dated March 17, 2000.


ITEM 11--EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from the section entitled "Compensation of Executive Officers and Directors" in the Proxy Statement of the Corporation dated March 17, 2000.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from the section entitled "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement of the Corporation dated March 17, 2000.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from the section entitled "Indebtedness of Management and Certain Transactions" in the Proxy Statement of the Corporation dated March 17, 2000.


                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) The following financial statements are included herein under Part II, Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Condition at December 31, 1999 and 1998

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

Notes to Audited Consolidated Financial Statements

Report of Management

Report of Independent Auditors

(2) All financial statement schedules required under this item are omitted because the required information is either not applicable or the required information is included in the Audited Consolidated Financial Statements or in the notes thereto.

(3) Exhibit Index.

No.      Exhibit Description

3.1      Articles of Incorporation (1)
3.2      Bylaws, as amended (6)
4.1      Specimen stock certificate (1)
4.2      Rights Agreement, dated as of January 24, 1995 (5)
10.1     1989 Stock Incentive Plan (1)
10.2     1989 Directors' Stock Option Plan, as amended (2)
10.3     1992 Stock Incentive Plan (3)
10.4     1992 Stock Option and Incentive Plan (3)
10.5     Rock Financial Corp. 1992 Stock Option and Incentive Plan (4)
10.6     1997 Stock Option and Incentive Plan (6)

10.7     Employee Stock Ownership Plan (1)
10.8 Employment agreements, as amended, between the Bank and the following executive officers:
           a) Thomas W. Schini (7)
           b) Bradford R. Price (7)
           c) Jack C. Rusch (7)
           d) Joseph M. Konradt (7)
           e) Milne J. Duncan (7)
           f) Robert P. Abell (7)
10.9     First Federal of La Crosse Directors' Deferred Compensation Plan (1)
10.10    First Federal of La Crosse Annual Incentive Bonus Plan (1)
10.11    First Federal of La Crosse Incentive Bonus Plan for Group Life
         Insurance (1)
10.12    First Federal of Madison Deferred Compensation Plan for Directors (1)
11.1 Computation of Earnings Per Share--Reference is made to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"
13.1     1999 President's Message (8)
21.1 Subsidiaries of the Registrant--Reference is made to Part I, Item 1, "Business--Subsidiaries"
23.1     Consent of Ernst & Young LLP (7)
27.1     Financial Data Schedule (7)
99.1     1999 Proxy Statement (7)

(1) Incorporated herein by reference to exhibits filed with the Corporation's Form S-1 Registration Statement declared effective by the SEC on September 8, 1989 (Registration No. 33-98298-01).
(2) Incorporated herein by reference to exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31,
     1989, filed with the SEC on March 30, 1990.
(3) Incorporated herein by reference to the Corporation's Proxy Statement dated March 11, 1992.
(4) Incorporated herein by reference to exhibits filed with the Corporation's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on December 26, 1995 (Registration No. 33-98298-01)
(5) Incorporated herein by reference to the Corporation's Registration Statement on Form 8-A filed with the SEC on January 27, 1995.
(6) Incorporated herein by reference to the exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 20, 1998.
(7)  Filed herewith.
(8)  Filed in paper format pursuant to Rule 101(b) of Regulation S-T.

(b) The Corporation filed no reports on Form 8-K during the fourth quarter of 1999.

(c)  Refer to item (a)(3) above for all exhibits filed herewith.

(d) Refer to items (a)(1) and (2) above for financial statements required under this item.
                                       63

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST FEDERAL CAPITAL CORP

February 28, 2000                             By: /s/ Thomas W. Schini
                                              Thomas W. Schini
                                              President, Chairman of
                                              the Board, and Chief
                                              Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas W. Schini                                           February 28, 2000
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
 (principal executive officer)


/s/ Dale A. Nordeen                                            February 28, 2000
Dale A. Nordeen
Vice Chairman of the Board


/s/ Marjorie A. Davenport                                      February 28, 2000
Marjorie A. Davenport
Director


/s/ Henry C. Funk                                              February 28, 2000
Henry C. Funk
Director


/s/ John F. Leinfelder                                         February 28, 2000
John F. Leinfelder
Director


/s/ Richard T. Lommen                                          February 28, 2000
Richard T. Lommen
Director


/s/ Patrick J. Luby                                            February 28, 2000
Patrick J. Luby
Director

/s/ David C. Mebane                                            February 28, 2000
David C. Mebane
Director


/s/ Phillip J. Quillin                                         February 28, 2000
Phillip J. Quillin
Director


/s/ Don P. Rundle                                              February 28, 2000
Don P. Rundle
Director


/s/ Jack C. Rusch                                              February 28, 2000
Jack C. Rusch
Executive Vice President and
Chief Financial Officer
 (principal financial officer)


/s/ Michael W. Dosland                                         February 28, 2000
Michael W. Dosland
Vice president and Controller
 (principal accounting officer)