Form 10-Q
period 2000-03-31
FIRST FEDERAL CAPITAL CORP
filed 2000-05-11
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from.........................to.................................................

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

Class: COMMON STOCK--$.10 PAR VALUE Outstanding as of May 3, 2000: 18,293,622 (EXCLUDES 1,648,008 SHARES HELD AS TREASURY STOCK)

                           FORM 10-Q TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION                                                                                           Page

             Item 1--Financial Statements ................................................................................2

             Item 2--Management's Discussion and Analysis of Financial Condition and Results of
                     Operations...........................................................................................8

             Item 3--Quantitative and Qualitative Disclosures about Market Risk..........................................14

PART II--OTHER INFORMATION

             Item 1--Legal Proceedings...................................................................................16

             Item 2--Changes in Securities...............................................................................16

             Item 3--Defaults Upon Senior Securities.....................................................................16

             Item 4--Submission of Matters to Vote of Security Holders...................................................16

             Item 5--Other Information...................................................................................16

             Item 6--Exhibits and Reports on Form 8-K....................................................................16


SIGNATURES...............................................................................................................17

                          PART I--FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2000, and December 31, 1999

                                                                                    MARCH 30       DECEMBER 31
                                                                                      2000             1999
ASSETS                                                                            (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                              $41,704,333      $65,566,021
Interest-bearing deposits with banks                                                  12,630,934       17,790,262
Investment securities available for sale, at fair value                                  781,156          872,844
Mortgage-backed and related securities:
  Available for sale, at fair value                                                  239,516,482      252,165,351
  Held for investment, at cost (fair value of $93,379,044 and $101,068,308,           96,319,532      103,932,229
  respectively)
Loans held for sale                                                                    5,286,944        6,345,624
Loans held for investment, net                                                     1,641,969,634    1,538,594,590
Federal Home Loan Bank stock                                                          24,157,400       22,511,300
Accrued interest receivable, net                                                      16,772,017       15,420,837
Office properties and equipment                                                       24,775,538       24,620,596
Mortgage servicing rights, net                                                        21,187,182       21,727,981
Intangible assets                                                                     12,209,003       12,463,373
Other assets                                                                           1,710,808        2,543,147
-----------------------------------------------------------------------------------------------------------------

  Total assets                                                                    $2,139,020,963   $2,084,554,155
-----------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                               $1,515,107,781   $1,471,259,473
Federal funds purchased                                                               20,000,000       20,000,000
Securities sold under agreements to repurchase                                        75,000,000                -
Federal Home Loan Bank advances                                                      372,285,000      444,333,000
Other borrowings                                                                       8,699,478        5,246,701
Advance payments by borrowers for taxes and insurance                                  4,510,299        5,407,816
Accrued interest payable                                                               2,873,642        2,516,280
Other liabilities                                                                     11,344,786        8,515,659
-----------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                2,009,820,986    1,957,278,929
-----------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                 -                -
Common stock, $.10 par value, 100,000,000 shares authorized, 19,941,630 shares
issued and outstanding, including 1,670,539 and 1,538,235 shares of treasury stock,    1,994,163        1,994,163
respectively
Additional paid-in capital                                                            34,540,064       34,540,064
Retained earnings                                                                    110,578,540      106,929,097
Treasury stock, at cost                                                             (15,936,683)     (14,388,670)
Unearned restricted stock                                                              (360,537)        (591,183)
Non-owner adjustments to equity, net                                                 (1,615,570)      (1,208,245)
-----------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                         129,199,977      127,275,226
-----------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                      $2,139,020,963   $2,084,554,155
-----------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2000 and 1999


                                                                                     THREE MONTHS ENDED MARCH 31
                                                                                ------------------------------------
                                                                                          2000               1999
                                                                                       (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                     $30,655,689        $23,916,351
Interest on mortgage-backed and related securities                                      5,848,014          5,676,254
Interest and dividends on investments                                                     575,572          1,139,994
--------------------------------------------------------------------------------------------------------------------
  Total interest income                                                                37,079,275         30,732,599
--------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                        15,655,771         15,675,191
Interest on FHLB advances and all other borrowings                                      6,685,389          2,828,248
--------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                               22,341,160         18,503,439
--------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                  14,738,115         12,229,160
Provision for loan losses                                                                 192,472            155,520
--------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                  14,545,643         12,073,640
--------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                                 5,054,626          4,155,784
Loan servicing fees, net                                                                1,002,048            (8,959)
Premiums and commissions on annuity and insurance sales                                   700,618            765,783
Gain on sales of loans                                                                    289,555          3,590,213
Other income                                                                              498,380            566,021
--------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                             7,545,227          9,068,842
--------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                      8,410,905          7,607,669
Occupancy and equipment                                                                 1,887,153          1,957,765
Communications, postage, and supplies                                                   1,053,025          1,000,649
ATM and debit card expense                                                                706,889            634,739
Advertising and marketing                                                                 542,977            540,706
Amortization of intangibles                                                               256,815            257,944
Other expenses                                                                          1,072,257          1,437,827
--------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                           13,930,021         13,437,299
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                            8,160,849          7,705,183
Income tax expense                                                                      2,898,460          2,694,200
--------------------------------------------------------------------------------------------------------------------

  Net income                                                                           $5,262,389         $5,010,983
--------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                  $0.29              $0.26
Basic earnings per share                                                                     0.29               0.27
Dividends paid per share                                                                     0.09               0.07
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2000 and 1999



                                        COMMON
                                     STOCK AND
                                    ADDITIONAL                                  UNEARNED     NON-OWNER
                                       PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                              CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       $36,534,228   $97,291,806 ($12,722,834)  ($1,256,266)    $2,837,713  $122,684,647
                                                                                                       --------------
Net income                                         5,010,983                                               5,010,983
Securities valuation
adjustment,
  net of income taxes                                                                        (675,493)     (675,493)
                                                                                                       --------------
Net income and non-owner
  adjustments to equity                                                                                    4,335,490
                                                                                                       --------------
Dividends paid                                   (1,270,187)                                             (1,270,187)
Exercise of stock options                        (2,641,168)     4,218,065                                 1,576,897
Purchase of treasury stock                                     (7,965,655)                               (7,965,655)
Amortization of restricted stock                                                 166,121                     166,121
---------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1999          $36,534,228   $98,391,434 ($16,470,424)  ($1,090,145)    $2,162,220  $119,527,313
---------------------------------------------------------------------------------------------------------------------


UNAUDITED
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999       $36,534,227  $106,929,097 ($14,388,670)    ($591,183)  ($1,208,245)  $127,275,226
                                                                                                       --------------
Net income                                         5,262,389                                               5,262,389
Securities valuation
adjustment,
  net of income taxes                                                                        (407,325)     (407,325)
                                                                                                       --------------
Net income and non-owner
  adjustments to equity                                                                                    4,855,064
                                                                                                       --------------
Dividends paid                                   (1,650,212)                                             (1,650,212)
Exercise of stock options                             55,116       160,650                                   215,766
Purchase of treasury stock                                     (1,708,663)                               (1,708,663)
Amortization of restricted stock                    (17,850)                     230,646                     212,796
---------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000          $36,534,227  $110,578,540 ($15,936,683)    ($360,537)  ($1,615,570)  $129,199,977
---------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2000 and 1999


                                                                                     THREE MONTHS ENDED MARCH 31
                                                                                ------------------------------------
                                                                                         2000               1999
                                                                                      (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $5,262,389         $5,010,983
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                             191,979            153,086
    Net loan costs deferred                                                             (221,412)          (190,684)
    Amortization (including mortgage servicing rights)                                  1,385,315          2,446,267
    Depreciation                                                                          619,250            627,216
    Gains on sales of loans and other investments                                       (289,555)        (3,590,213)
    Increase in accrued interest receivable                                           (1,351,180)        (1,063,540)
    Increase in accrued interest payable                                                  357,362             74,342
    Increase in current and deferred income taxes                                       2,244,013          2,215,822
    Other accruals and prepaids, net                                                    (462,054)            228,008
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales                7,736,107          5,911,287
  Loans originated for sale                                                          (18,960,124)      (110,922,991)
  Sales of loans originated for sale                                                   18,913,017        149,862,364
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                   7,689,000         44,850,660
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease in interest-bearing deposits with banks                                      5,159,328         62,691,988
  Purchases of investment securities                                                            -          (941,254)
  Maturities of investment securities                                                     100,000                  -
  Purchases of mortgage-backed and related securities available for sale                        -       (49,313,154)
  Purchases of mortgage-backed and related securities held for investment                       -       (51,163,258)
  Principal payments on mortgage-backed and related securities available for           12,120,759         29,134,300
sale
  Principal payments on mortgage-backed and related securities held for                 7,595,135         15,979,209
investment
  Loans originated for investment                                                   (165,270,400)      (162,597,319)
  Loans purchased for investment                                                     (13,050,836)       (56,423,879)
  Loan principal repayments                                                            73,925,847        123,984,322
  Sales of loans originated for investment                                              1,512,008         17,436,109
  Sales of real estate                                                                    239,774            455,000
  Additions to office properties and equipment                                          (903,719)          (735,067)
  Other, net                                                                            (274,753)          1,109,635
--------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                            (78,846,857)       (70,383,368)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposit liabilities                                       43,848,308       (28,397,071)
  Long-term advances from Federal Home Loan Bank                                      100,000,000         42,000,000
  Repayment of long-term Federal Home Loan Bank advances                              (7,750,000)        (4,915,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings           (164,298,000)          4,400,000
  Net increase in securities sold under agreements to repurchase                       75,000,000                  -
  Increase in other borrowings                                                          3,452,777          5,697,921
  Increase (decrease) in advance payments by borrowers for taxes and insurance          (897,517)          1,268,313
  Proceeds from sale of common stock                                                       40,346            564,208
  Purchase of treasury stock                                                          (1,708,663)        (7,965,655)
  Dividends paid                                                                      (1,650,212)        (1,270,187)
  Other, net                                                                            1,259,130            752,896
--------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                          47,296,169         12,135,425
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                              (23,861,688)       (13,397,283)
Cash and due from banks at beginning of period                                         65,566,021         43,642,705
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                          $41,704,333        $30,245,422
--------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                            $35,728,095        $29,669,059
  Interest paid on deposits and borrowings                                             21,983,798         18,429,097
  Income taxes paid                                                                       654,448            391,000
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts and balances of First Federal Capital Corp (the "Corporation"), First Federal Savings Bank La Crosse-Madison (the "Bank"), and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


NOTE 2 - BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2000, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2000.

Certain 1999 balances have been reclassified to conform to the 2000 presentation.

NOTE 3 - EARNINGS PER SHARE

         Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three month periods ended March 31, 2000 and 1999, is as follows:



                                                                      THREE MONTHS ENDED MARCH 31
                                                --------------------------------------------------------------------
                                                                 2000                               1999
                                                ---------------------------------  ---------------------------------
                                                          BASIC          DILUTED              BASIC         DILUTED
--------------------------------------------------------------------------------------------------------------------
Net income                                           $5,262,389       $5,262,389         $5,010,983      $5,010,983
--------------------------------------------------------------------------------------------------------------------
Average common shares issued, net
  of actual treasury shares                          18,329,986       18,329,986         18,256,603      18,256,603
Common stock equivalents based on
  the treasury stock method                                   -           95,367                  -         950,317
--------------------------------------------------------------------------------------------------------------------
Average common shares and
  common stock equivalents                           18,329,986       18,425,353         18,256,603      19,206,920
--------------------------------------------------------------------------------------------------------------------
Earnings per share                                        $0.29            $0.29              $0.27           $0.26
--------------------------------------------------------------------------------------------------------------------



NOTE 4 - CONTINGENCIES

         The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which considered together are believed by management to be immaterial to the consolidated financial condition of the Corporation.


NOTE 5 - SEGMENT INFORMATION

         DIVISIONS AND PROFIT CENTERS The Corporation has five operating divisions: (i) residential lending, (ii) commercial real estate lending, (iii) retail banking, (iv) finance and administration, and (v) human resources. Each division is headed by an executive officer that reports directly to the president of the Corporation. The first three divisions contain all but one of the Corporation's profit centers for segment reporting purposes. The remaining two divisions are considered support departments for segment reporting purposes, although the finance and administration division also provides the primary support for the Corporation's remaining profit center--the investment and mortgage-related securities portfolio.

         Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). Commercial real estate lending is a single profit center for segment reporting purposes. It consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, as well as functions related to the origination and servicing of such loans. Retail banking is divided into two profit centers for segment reporting purposes: (i) a consumer lending portfolio, which consists of the Corporation's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans and (ii) an education loan portfolio, which also includes functions related to the origination and servicing of the loans. The Corporation's retail branch network, which delivers checking, savings, certificates of deposit and other financial products and services to customers, is also part of retail banking, but is considered a support department for segment reporting purposes. The net costs of this network are referred to as "net costs to acquire and maintain deposit liabilities" and are allocated proportionately to each segment according its use of deposit liabilities as a funding source. This cost is reported as an adjustment of each segment's net interest income. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. Personnel in finance and administration support this profit center, as previously described.

         MEASUREMENT OF SEGMENT PROFIT (LOSS) Management evaluates the after-tax performance of the Corporation's profit centers as if each center were a separate entity--each with its own earning assets, actual and/or allocated non-earning assets, and allocated funding resources. Each profit center has its own interest income, non-interest income, and non-interest expense as captured by the Corporation's accounting systems. Interest expense is allocated to each profit center according to its use of the Corporation's funding sources, which consist primarily of deposit liabilities, FHLB advances, other borrowings, and equity. In general, all funding sources are allocated proportionately to each profit center. However, in certain instances specific liabilities may be matched against specific assets of profit centers.

         For segment reporting purposes, management makes certain non-GAAP adjustments and reclassifications to the results of operations and financial condition of the Corporation that, in management's judgement, more fairly reflect the performance and/or financial condition of certain of the Corporation's profit centers.

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following table summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three month periods ended March 31, 2000 and 1999. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's retail branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.20% and 1.31% of average deposit liabilities outstanding during the three months ended March 31, 2000 and 1999, respectively.


                                                                     THREE MONTHS ENDED MARCH 31
                                                   -----------------------------------------------------------------
                                                                2000                              1999
                                                   -------------------------------   -------------------------------
PROFIT CENTER                                        PROFIT (LOSS) AVERAGE ASSETS     PROFIT (LOSS)  AVERAGE ASSETS
--------------------------------------------------------------------------------------------------------------------
Mortgage banking                                          $335,287    $41,411,099          $637,004     $84,303,060
Residential loans                                        1,771,582    743,420,019         1,052,213     479,576,631
Commercial real estate lending                           1,260,065    425,816,320         1,058,997     351,931,545
Consumer lending                                           876,114    291,127,814           612,239     238,620,164
Education lending                                          787,434    208,842,589           577,045     196,311,898
Investment and mortgage-related securities               1,032,458    398,159,465           766,630     450,651,247
Other segments                                           (169,611)        297,540         (102,644)         266,490
Non-GAAP adjustments                                     (630,940)   (11,970,502)           409,499     (6,783,287)
--------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                       $5,262,389 $2,097,104,344        $5,010,983  $1,794,877,748
--------------------------------------------------------------------------------------------------------------------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's net income for the three months ended March 31, 2000, was $5.3 million or $0.29 per diluted share compared to $5.0 million and $0.26 in the same period last year. These amounts represented a return on average assets of 1.00% and 1.12%, respectively, and a return on average equity of 16.07% and 16.62%, respectively.

         The increase in net income from 1999 to 2000 was primarily attributable to a $2.5 million increase in net interest income, a $1.0 million improvement in loan servicing fees, and a $899,000 increase in retail banking fees. These developments were offset in part by a $3.3 million decline in gain on sales of loans, as well as a $493,000 increase in total non-interest expense. Most notable was an $803,000 increase in compensation and employee benefits.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three month periods ended March 31, 2000 and 1999.

         NET INTEREST INCOME Net interest income increased by $2.5 million or approximately 20% during the three months ended March 31, 2000, as compared to the same period in the previous year. Net interest income was favorably impacted by a $294.6 million or 17.5% increase in the Corporation's average interest-earning assets between these periods. The principal source of this growth was in the Corporation's single-family mortgage loan portfolio. Contributing to a lesser extent were increases in the commercial real estate and consumer loan portfolios. This growth was largely funded by increases in FHLB advances and securities sold under agreements to repurchase. Contributing to a lesser degree was an increase in deposit liabilities. Refer to "Financial Condition" for additional discussion.

         The Corporation's interest rate spread increased from 2.46% during the three months ended March 31, 1999, to 2.55% during the same period in 2000. Since early 1999, market rates of interest have risen substantially, which has resulted in a 17 basis point increase in the average yield on the Corporation's earning assets. In contrast, the Corporation's average cost of liabilities increased by only eight basis points during the same period. The increase in the Corporation's cost of liabilities was tempered by the fact that the cost of its primary funding source, interest-bearing deposit liabilities, actually decreased by 15 basis points--despite the increase in market interest rates during this time frame. Management attributes this development to the fact that during the first half of 1999, a significant portion of the Corporation's certificates of deposits matured and were replaced by certificates carrying a lower rate of interest. In general, these certificates had maturities that exceeded twelve months. Consequently, they remained outstanding throughout the first quarter of 2000. In addition, during the first half of 1999, the Corporation lowered the rates it pays on its interest-bearing demand accounts. Because of these actions, the Corporation's average cost of interest-bearing deposits declined from 4.82% in the first quarter of 1999 to 4.67% in the most recent period. Competitive pressures in recent months, however, have compelled the Corporation to increase the rates it offers on its certificates of deposit and most of its other account types. Accordingly, management expects the

Corporation's average cost of interest-bearing deposits to increase in the immediate future and its interest rate spread to decrease. Indeed, the Corporation's interest rate spread decreased by nine basis points in the most recent quarter compared to the fourth quarter of 1999. Management also expects short-term market rates to continue to increase in the near future. This is expected to have additional adverse effects on the Corporation's cost of interest-bearing deposits, as well as its cost of borrowings from the FHLB and other sources.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three month periods ended March 31, 2000 and 1999.



Dollars in thousands                      THREE MONTHS ENDED MARCH 31, 2000       THREE MONTHS ENDED MARCH 31, 1999
-------------------------------------------------------------------------------------------------------------------
                                          AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                          BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans           $723,081     $12,987        7.18%        $504,824       $8,971       7.11%
  Commercial real estate loans            403,423       7,929         7.86         333,440        6,737        8.08
  Consumer loans                          272,563       5,675         8.33         223,029        4,618        8.28
  Education loans                         198,980       4,064         8.17         187,320        3,591        7.67
-------------------------------------------------------------------------------------------------------------------
    Total loans                         1,598,047      30,656         7.67       1,248,614       23,916        7.66
Mortgage-backed and related               346,014       5,848         6.76         343,729        5,676        6.61
securities
Investment securities                         856          11         5.14           1,007           12        4.67
Interest-bearing deposits with             12,649         153         4.84          80,829          936        4.63
banks
Other earning assets                       23,660         411         6.95          12,486          192        6.16
-------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets       1,981,226      37,079         7.49       1,686,665       30,733        7.32
Non-interest-earning assets:
  Office properties and equipment          24,776                                   25,089
  Other assets                             91,102                                   83,124
-------------------------------------------------------------------------------------------------------------------
    Total assets                       $2,097,104                               $1,794,878
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts               $107,987        $399        1.48%        $105,880         $504       1.90%
  Checking accounts                        73,274         135         0.74          67,785          163        0.96
  Money market accounts                   170,926       1,628         3.81         171,947        1,643        3.82
  Certificates of deposit                 987,587      13,493         5.47         955,347       13,365        5.60
-------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits     1,339,774      15,656         4.67       1,300,958       15,675        4.82
FHLB advances                             412,331       5,833         5.66         215,163        2,757        5.12
Other borrowings                           56,635         853         6.02           7,399           72        3.87
-------------------------------------------------------------------------------------------------------------------
    Total interest-bearing              1,808,740      22,341         4.94       1,523,519       18,503        4.86
liabilities
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           141,370                                  132,343
  Other liabilities                        15,987                                   18,436
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                   1,966,097                                1,674,298
Stockholders' equity                      131,007                                  120,580
-------------------------------------------------------------------------------------------------------------------
    Total liabilities and              $2,097,104                               $1,794,878
stockholders' equity
-------------------------------------------------------------------------------------------------------------------
Net interest income                                   $14,738                                   $12,229
-------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                 2.55%                                    2.46%
-------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of
average earning assets
                                                                     2.98%                                    2.90%
-------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
average interest-bearing liabilities
                                                                   109.54%                                  110.71%
-------------------------------------------------------------------------------------------------------------------


         PROVISION FOR LOAN LOSSES In general, provisions for loan losses recorded during the three month periods ended March 31, 2000 and 1999, approximated the Corporation's actual net charge-off activity during such periods. On an annualized basis, net charge-offs were 0.03% and 0.04% of average loans outstanding during these periods, respectively. Management of the Corporation expects the provision for the remainder of 2000 to be modest and to approximate actual charge-off activity, although there can be no assurances.

         As of March 31, 2000 and December 31, 1999, the Corporation's allowance for loan losses was $7.7 million and $7.6 million, respectively, or 0.47% and 0.50% of loans held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended March 31, 2000 and 1999, was $7.5 million and $9.1 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1999 to 2000.

         Retail banking fees and service charges increased by $899,000 or approximately 22% during the three months ended March 31, 2000, as compared to the same period in the previous year. A large portion of this improvement was the result of an increase in the per-item charge for overdrafts on checking accounts that was instituted in the second quarter of 1999. Also contributing was 11.9% in growth in the number of checking accounts serviced by the Corporation since December 31, 1998.

         Loan servicing fees improved by $1.0 million from a small loss during the three months ended March 31, 1999. The improvement over last year was the result of a higher interest rate environment, which reduced the impact of loan prepayments on the Corporation's mortgage servicing rights. During the first quarter of 1999, the Corporation recorded $1.0 million in losses on its mortgage servicing rights over-and-above that which management considered to be normal periodic amortization. This compared to no such losses in the most recent quarter.

         Excluding the effects of the aforementioned loss, but net of normal periodic amortization of mortgage servicing rights, loan servicing fees increased by $5,000 or 0.5% during the three months ended March 31, 2000, compared to the same period in the previous year. The modest nature of this improvement was also attributable to higher interest rates, which has resulted in significantly fewer originations of fixed-rate residential mortgage loans in recent periods. The Corporation generally sells such loans in the secondary market, but retains the servicing. Accordingly, growth in loans serviced for others has been modest in recent periods.

         Premiums and commissions on annuity and insurance sales declined by $65,000 or 8.5% during the three months ended March 31, 2000, as compared to the same period in the previous year. The Corporation's current sources of premium and commission revenues are primarily from sales of tax-deferred annuity contracts, life and disability insurance policies on consumer loans, and mortgage insurance policies on residential loans. The decline in premiums and commissions was primarily the result of a $120,000 or approximately 20% decrease in sales of tax-deferred annuities. This development was partially offset by a $58,000 or approximately 47% increase in premiums and commissions from sales of life and disability insurance on consumer loans.

         Gain on sales of mortgage loans declined by $3.3 million from $3.6 million during the three months ended March 31, 1999, to $290,000 during the same period in 2000. This decline was primarily attributable to a $149.9 million or almost 90% decrease in the Corporation's mortgage loan sales. This decrease was caused by rising interest rates during most of 1999 and early 2000 that significantly reduced the Corporation's fixed-rate residential mortgage loan originations.

         Other non-interest income decreased by $ 68,000 or 12.0% during the three months ended March 31, 2000, as compared to the same period in the previous year. This decrease was due in part to the fact that last year included a large fee from the Corporation's origination of a commercial real estate loan for another financial institution.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended March 31, 2000 and 1999, was $13.9 million and $13.4 million, respectively, which was 2.66% and 3.00% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1999 to 2000.

         Compensation and employee benefits increased by $803,000 or 10.6% during the three months ended March 31, 2000, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to general growth in the number of banking facilities operated by the Corporation. Since December 31, 1998, the Corporation has opened three retail banking facilities. During the remainder of 2000, the

Corporation intends to open five or more retail banking facilities, although there can be no assurances. As of March 31, 2000, the Corporation had 819 full-time equivalent employees. This compares to 831 and 798 as of December 31, 1999, and March 31, 1999, respectively. The number is down slightly from December 31, 1999, because of normal employee turnover during the first quarter.

         Occupancy and equipment expenses decreased by $71,000 or 3.6% during the three months ended March 31, 2000, as compared to the same period in the previous year. This decrease was due in part to a gain on the sale of a warehouse that the Corporation formerly used to store office equipment and supplies.

         ATM and debit card transaction costs increased by $72,000 or 11.4% during the three months ended March 31, 2000, as compared to the same period in the previous year. This increase corresponds to an increase in the number of checking accounts serviced by the Corporation, as previously described, as well as an increase in the number of ATMs operated by the Corporation.

         Other non-interest expense decreased by $366,000 or approximately 25% during the three months ended March 31, 2000, as compared to the same period in the previous year. This decrease was due primarily to lower costs associated with the servicing of loans for the Federal National Mortgage Association ("FNMA"). Under the terms of its servicing agreement with FNMA, the Corporation is required to forward a full month's interest when certain loans payoff early, regardless of the actual date the loan payoffs. A higher interest rate environment and lower prepayment activity since the first quarter of 1999 has resulted in lower payments of such amounts to FNMA. Also contributing to the decline in other non-interest expense in the most recent period, however, was a $119,000 or over 60% decline in deposit insurance premiums paid to the Federal Deposit Insurance Corporation ("FDIC"). This decline was caused by a decrease in the amount thrift institutions are charged for their share of the bond obligation of a government agency known as the Finance Corporation ("FICO").

         INCOME TAX EXPENSE Income tax expense for the three months ended March 31, 2000 and 1999, was $2.9 million and $2.7 million, respectively, or 35.5% and 35.0% of pretax income, respectively.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each the Corporation's reportable segments (hereafter referred to as "profit centers") for the three month periods ended March 31, 2000 and 1999. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under Part I, Item I, "Financial Statements", for a summary of the after-tax profit (loss) of each of the Corporation's profit centers.

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities declined by $302,000 or almost 50% during the three months ended March 31, 2000, as compared to the same period in the previous year. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. A higher interest rate environment in the most recent period resulted in a significant decrease in originations of single-family residential loans. In the first quarter of 2000, the Corporation's mortgage banking operation originated $85.5 million in single-family residential loans compared to $176.8 million in the first quarter of 1999. The unfavorable impact of reduced originations was offset somewhat by increased earnings from mortgage servicing, as previously described in "Results of Operations--Non-Interest Income".

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio increased by $719,000 or almost 70% during the three months ended March 31, 2000, as compared to the same period in the previous year. In 2000, the performance of this profit center was favorably impacted by a significant increase in average assets, which was chiefly the result of a higher interest rate environment. Such environments tend to increase customer preference for adjustable-rate mortgage loans, which the Corporation generally retains in its portfolio. In addition, higher interest rate environments tend to discourage loan prepayment activity on the part of existing borrowers.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending increased by $201,000 or 19.0% during the three months ended March 31, 2000, as compared to the same period in the previous year. In 2000, commercial real estate lending benefited from a $73.9 million or 21.0% increase in average assets as compared to the first three months of 1999.

                  CONSUMER LENDING Profits from consumer lending increased by $264,000 or approximately 43% during the three months ended March 31, 2000, as compared to the same period in the previous year. This increase was principally the result of a $52.5 million or approximately 22% increase in the average assets associated with this profit center. Also contributing, however, was an improvement in the profit center's net interest margin (including the favorable effect of a lower net cost to acquire and maintain deposit liabilities, as described more fully in a later paragraph). This profit center is funded almost entirely by deposit liabilities. As noted in a previous paragraph, the Corporation's average cost of interest-bearing deposit liabilities declined by 15 basis points in the most recent quarter as compared to the same quarter in 1999. Also contributing to the improvement in the net interest margin of this profit center was a five basis point increase in the gross yield earned on consumer loans. Management attributes this increase to a higher interest rate environment.

                  EDUCATION LENDING Profits from education lending increased by $210,000 or approximately 36% during the three months ended March 31, 2000, as compared to the same period in the previous year. In 2000, education lending benefited from a higher interest rate environment, which increased the gross yield on such loans by 50 basis points compared to the first quarter of 1999. In addition, the net interest margin of this profit center was helped by a 15 basis point decline in the Corporation's average cost of interest-bearing deposit, as well as a lower net cost to acquire and maintain deposit liabilities, as described more fully in a later paragraph. Finally, average assets associated with education lending increased by $12.5 million or 6.4% during the three months ended March 31, 2000, as compared to the first three months of 1999.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio increased by $266,000 or approximately 35% during the three months ended March 31, 2000, as compared to the same period in the previous year. This improvement occurred despite a $52.5 million or 11.6% decline in the average assets of this profit center. The principal reason for this improvement was a substantially lower level of overnight investments in the most recent period as compared to the same period in the previous year. Yields on overnight investments are typically lower than that earned on longer-term investments. In addition, such yields are often less than the average cost of the funding sources allocated to the profit center. The Corporation's holdings of overnight investments were higher in the first quarter of 1999 because of the temporary investment of proceeds from loan sales.

                  OTHER SEGMENTS Other segments consist primarily of the Corporation's holding company, as well as two of the Bank's wholly-owned subsidiaries. The increased loss from this segment was principally the result of increased interest expense in the holding company. This increase was the result of a higher level of borrowings, the proceeds of which were largely used to repurchase the Corporation's stock.

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were $(631,000) in the first quarter of 2000 compared to $409,000 in the first quarter of 1999. This change was principally caused by the fact that the mortgage banking profit center originated more loans for the Bank's residential lending profit center in the most recent quarter than it did in the same quarter last year. In general, this resulted in a larger internal adjustment to compensate the mortgage banking profit center for its efforts related to these originations. In addition, in the first quarter of 1999 the mortgage banking profit center experienced a higher level of internal charge-offs related to its mortgage servicing operations due to the lower interest rate environment.

                  NET COST TO ACQUIRE AND MAINTAIN DEPOSIT LIABILITIES In addition to the after-tax performance of the aforementioned profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities. The net cost to acquire and maintain deposit liabilities during the three months ended March 31, 2000 and 1999, was 1.20% and 1.31% of average deposit liabilities outstanding, respectively. The decline in net cost to acquire and maintain deposit liabilities in the most recent period was principally due to an increase in the per-item charge for overdrafts on checking accounts that was instituted in the second quarter of 1999, as previously described.

         The Corporation's profit centers are allocated a share of the net cost to acquire and maintain deposit liabilities according to their proportionate use of such deposits as a funding source. As such, the decline in the net cost to acquire and maintain deposit liabilities benefited most of the Corporation's profit centers. For some of the Corporation's profit centers, this improvement was offset in whole or in part by a decline in the gross yield on the profit center's assets and/or an increase in its average cost of funding.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $54.5 million or 2.6% during the three months ended March 31, 2000. This increase was the result of a $103.4 million or 6.7% increase in loans held for investment that was funded in part by a $43.8 million or 3.0% increase in deposit liabilities. Also funding growth in the loan portfolio was a $23.9 million or approximately 36% decrease in cash and due from banks and a $20.3 million or 5.7% aggregate decrease in mortgage-backed and related securities. The Corporation's cash holdings were abnormally high at the end of 1999 as a precautionary measure related to the year 2000 change-over. Such cash holdings proved unnecessary, however, and were returned to the Federal Reserve System in January 2000.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios declined by $20.3 million or 5.7% during the three months ended March 31, 2000. This decline was the result of normal periodic amortization of the mortgage loans that support these types of securities. The proceeds from such amortization were generally reinvested in the Corporation's portfolio of loans held for investment, as previously described.

         LOANS HELD FOR INVESTMENT The Corporation's portfolio of loans held for investment increased by $103.4 million or 6.7% during the three months ended March 31, 2000. During this period, the Corporation originated $63.4 million and purchased $13.1 million in adjustable-rate single-family mortgage loans, originated $49.0 million in consumer loans (consisting mostly of second mortgages), originated $35.0 million in commercial real estate loans, and originated $15.3 million in education loans. During the same period, the Corporation experienced very little loan prepayment and refinance activity, due to higher interest rates, as previously described. As a result of these factors, the Corporation has experienced strong growth in its loans held for investment in recent periods.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $43.8 million or 3.0% during the three months ended March 31, 2000. Management attributes this growth to higher short-term rates and recent volatility in other financial markets, which has made traditional bank financial offerings more attractive to consumers. Furthermore, in recent months the Corporation has increased the rates it offers on its certificates of deposits and certain other account types relative to that of its competitors.

         FHLB ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation's FHLB advances declined by $72.0 million or 16.2% during the three months ended March 31, 2000. These borrowings were replaced by $75.0 million in borrowings under reverse-repurchase agreements, more formally known as "securities sold under agreements to repurchase".

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $2.4 million or 0.11% of total assets at March 31, 2000, compared to $2.1 million or 0.10% of total assets at December 31, 1999. The Corporation's allowance for loan and real estate losses was 333% and 365% of non-performing assets as of the same dates, respectively.

         In addition to non-performing assets, at March 31, 2000, management was closely monitoring $3.5 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $3.3 million in such assets at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S government, federal agency, and other mortgage-related and investment securities of not less than 4% of net withdrawable accounts and short-term borrowings. The Bank was in full compliance with these regulations during the three months ended March 31, 2000.

         The Corporation's stockholders' equity ratio as of March 31, 2000, was 6.04% of total assets. The Corporation's long-term objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1.1% and 16.5%, respectively. The Corporation is below its target range as of March 31, 2000, primarily as a result of stock repurchases during the fourth quarter of 1999 and, to a lesser extent, the first quarter of 2000. The Corporation expects its equity ratio to return to its target range during the next 12 to 24 months, although there can be no assurances.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At March 31, 2000, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $1.7 million and $1.3 million during the three months ended March 31, 2000 and 1999, respectively. These amounts equated to dividend payout ratios of 31.4% and 25.3% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On April 18, 2000, the Corporation's Board of Directors declared a regular quarterly dividend of $0.11 per share payable on June 1, 2000, to shareholders of record on May 11, 2000.

         During the three months ended March 31, 2000, the Corporation repurchased 143,904 shares of common stock at a cost of $1.7 million under its 1999 stock repurchase plan (the "1999 Plan"). As of March 31, 2000, 219,510 shares remain to be purchased under the 1999 Plan. On April 18, 2000, the Corporation's Board of Directors extended the 1999 Plan for another twelve months and approved a new plan to repurchase up to 913,554 shares of the Corporation's outstanding common stock (the "2000 Plan"). The shares may be repurchased from time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the three months ended March 31, 2000, the Corporation reissued 11,600 shares of common stock out of its inventory of treasury stock with a cost basis of $161,000. In general, these shares were issued upon the exercise of stock options by employees and directors of the Corporation.


ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "gaps"). Management has sought to control the Corporation's one- and three-year gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer and education loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in short- and medium-term fixed-rate CMOs and MBSs. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities, FHLB advances, and other borrowing sources that tend to have terms to maturity of less than one year or carry floating rates of interest.

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

         The Bank is also required by the OTS to estimate the sensitivity of its net portfolio value of equity ("NPV") to immediate and sustained changes in interest rates and to measure such sensitivity on at least a quarterly basis. NPV is defined as the estimated net present value of an institution's existing assets, liabilities, and off-balance sheet instruments at a given level of market interest rates. In general, it is management's goal to limit estimated changes in the Bank's NPV under specified interest rate scenarios such that the Bank will continue to be classified by the OTS as an institution with minimal exposure to interest rate risk.

         As of March 31, 2000, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

Refer to Note 4 of the Corporation's Consolidated Financial Statements.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Corporation held its Annual Meeting of Shareholders on April 19, 2000. The following matters were voted upon at that meeting:

         1. The election of three nominees for the Board of Directors, who will serve for a three-year term, was voted upon by the Corporation's shareholders. The nominees, all of whom were elected, are set forth in the table below. The Inspector of Election certified the following vote tabulations:


               Nominee                                     Votes For               Votes Withheld
               -------                                     ---------               --------------
               Marjorie A. Davenport                      16,075,987                  178,357
               Richard T. Lommen                          16,106,285                  148,059
               Phillip J. Quillin                         16,089,158                  165,186


         2. Ratification of the appointment by the Board of Directors of Ernst and Young LLP as the Corporation's independent auditors for the year ending December 31, 2000:


                  Votes For                 Votes Against                    Abstain             Non-Vote
                  ---------                 -------------                    -------             --------
                  16,174,684                     50,487                       29,174                --


ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     FIRST FEDERAL CAPITAL CORP


/s/ Thomas W. Schini                                 May 3, 2000
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
(duly authorized officer)


/s/ Jack C. Rusch                                    May 3, 2000
Jack C. Rusch
Executive Vice President and
Chief Financial Officer