Form 10-Q
period 2000-06-30
FIRST FEDERAL CAPITAL CORP
filed 2000-08-14
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................................JUNE 30, 2000

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......................to.........................

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

Class: COMMON STOCK--$.10 PAR VALUE. Outstanding as of August 4, 2000:
18,298,727 (EXCLUDES 1,642,903 SHARES HELD AS TREASURY STOCK).

                           FORM 10-Q TABLE OF CONTENTS


PART I FINANCIAL INFORMATION                                                                       PAGE


      Item 1--Financial Statements ..................................................................2

      Item 2--Management's Discussion and Analysis of Financial Condition and Results of
              Operations............................................................................12

      Item 3--Quantitative and Qualitative Disclosures about Market Risk............................21

PART II OTHER INFORMATION

      Item 1--Legal Proceedings.....................................................................22

      Item 2--Changes in Securities.................................................................22

      Item 3--Defaults Upon Senior Securities.......................................................22

      Item 4--Submission of Matters to Vote of Security Holders.....................................22

      Item 5--Other Information.....................................................................22

      Item 6--Exhibits and Reports on Form 8-K......................................................22

SIGNATURES..........................................................................................23


                          PART I FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2000, and December 31, 1999

                                                                                     JUNE 30        DECEMBER 31
                                                                                       2000             1999
ASSETS                                                                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                               $54,405,783      $65,566,021
Interest-bearing deposits with banks                                                    5,169,062       17,790,262
Investment securities available for sale, at fair value                                   782,578          872,844
Mortgage-backed and related securities:
  Available for sale, at fair value                                                   227,181,439      252,165,351
  Held for investment, at cost (fair value of $86,976,511 and $101,068,308,
    respectively)                                                                      89,548,462      103,932,229
Loans held for sale                                                                     6,793,545        6,345,624
Loans held for investment, net                                                      1,757,476,803    1,538,594,590
Federal Home Loan Bank stock                                                           24,592,800       22,511,300
Accrued interest receivable, net                                                       17,829,169       15,420,837
Office properties and equipment                                                        25,394,329       24,620,596
Mortgage servicing rights, net                                                         22,658,072       21,727,981
Intangible assets                                                                      11,954,632       12,463,373
Other assets                                                                            2,274,190        2,543,147
-------------------------------------------------------------------------------------------------------------------

  Total assets                                                                     $2,246,060,864   $2,084,554,155
-------------------------------------------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Deposit liabilities                                                                $1,620,707,025   $1,471,259,473
Federal funds purchased                                                                20,000,000       20,000,000
Securities sold under agreements to repurchase                                         75,000,000                -
Federal Home Loan Bank advances                                                       368,635,000      444,333,000
Other borrowings                                                                        7,297,767        5,246,701
Advance payments by borrowers for taxes and insurance                                   8,900,958        5,407,816
Accrued interest payable                                                                3,029,497        2,516,280
Other liabilities                                                                       9,409,924        8,515,659
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 2,112,980,171    1,957,278,929
-------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                  -                -
Common stock, $.10 par value, 100,000,000 shares authorized, 19,941,630 shares issued and outstanding, including 1,644,903 and 1,538,235 shares of treasury
  stock, respectively                                                                   1,994,163        1,994,163
Additional paid-in capital                                                             34,540,064       34,540,064
Retained earnings                                                                     114,176,246      106,929,097
Treasury stock, at cost                                                              (15,662,698)     (14,388,670)
Unearned restricted stock                                                               (230,758)        (591,183)
Non-owner adjustments to equity, net                                                  (1,736,324)      (1,208,245)
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                          133,080,693      127,275,226
-------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                       $2,246,060,864   $2,084,554,155
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2000 and 1999

                                                                                   THREE MONTHS ENDED JUNE 30
                                                                              -------------------------------------
                                                                                    2000               1999
                                                                                 (UNAUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                   $33,134,873        $25,072,729
Interest on mortgage-backed and related securities                                    5,547,808          6,068,609
Interest and dividends on investments                                                   556,243            439,256
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                                              39,238,924         31,580,594
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                      17,313,220         14,696,783
Interest on FHLB advances and all other borrowings                                    6,926,436          3,425,329
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             24,239,656         18,122,112
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                14,999,268         13,458,482
Provision for loan losses                                                               111,775             77,409
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                14,887,493         13,381,073
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                               5,563,606          5,109,768
Loan servicing fees, net                                                                997,259            968,317
Premiums and commissions on annuity and insurance sales                                 649,674            590,087
Gain on sales of loans                                                                  506,031          2,040,665
Other income                                                                            750,170            680,144
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                           8,466,740          9,388,981
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                    8,941,739          7,529,480
Occupancy and equipment                                                               2,018,739          1,796,793
Communications, postage, and supplies                                                   990,257            949,085
ATM and debit card expense                                                              722,820            694,974
Advertising and marketing                                                               569,188            567,819
Amortization of intangibles                                                             256,815            257,943
Other expenses                                                                        1,065,133          1,388,028
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                         14,564,691         13,184,122
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                          8,789,542          9,585,932
Income tax expense                                                                    3,124,173          3,419,849
-------------------------------------------------------------------------------------------------------------------

  Net income                                                                         $5,665,369         $6,166,083
-------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                $0.30              $0.32
Basic earnings per share                                                                   0.31               0.34
Dividends paid per share                                                                   0.11               0.09
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2000 and 1999

                                                                                    SIX MONTHS ENDED JUNE 30
                                                                              -------------------------------------
                                                                                    2000               1999
                                                                                 (UNAUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                   $63,790,561        $48,989,080
Interest on mortgage-backed and related securities                                   11,395,822         11,744,863
Interest and dividends on investments                                                 1,131,816          1,579,250
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                                              76,318,199         62,313,193
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                      32,968,992         30,371,973
Interest on FHLB advances and all other borrowings                                   13,611,825          6,253,578
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             46,580,817         36,625,551
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                29,737,382         25,687,642
Provision for loan losses                                                               304,246            232,928
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                29,433,136         25,454,714
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                              10,618,233          9,265,552
Loan servicing fees, net                                                              1,999,307            959,357
Premiums and commissions on annuity and insurance sales                               1,350,292          1,355,870
Gain on sales of loans                                                                  795,585          5,630,878
Other income                                                                          1,248,550          1,246,166
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                          16,011,967         18,457,823
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                   17,352,643         15,137,148
Occupancy and equipment                                                               3,905,892          3,754,558
Communications, postage, and supplies                                                 2,043,282          1,949,734
ATM and debit card expense                                                            1,429,709          1,329,713
Advertising and marketing                                                             1,112,165          1,108,525
Amortization of intangibles                                                             513,630            515,887
Other expenses                                                                        2,137,391          2,825,858
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                         28,494,712         26,621,423
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                         16,950,391         17,291,114
Income tax expense                                                                    6,022,633          6,114,049
-------------------------------------------------------------------------------------------------------------------

  Net income                                                                        $10,927,758        $11,177,065
-------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                $0.59              $0.58
Basic earnings per share                                                                   0.60               0.61
Dividends paid per share                                                                   0.20               0.16
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2000 and 1999

                                      COMMON
                                   STOCK AND
                                  ADDITIONAL                                  UNEARNED     NON-OWNER
                                     PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                            CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999        $36,534,228   $98,391,434   ($16,470,424) ($1,090,145)   $2,162,220   $119,527,313
                                                                                                     --------------
Net income                                      6,166,083                                                 6,166,083
Securities valuation
adjustment, net of income taxes                                                           (1,660,169)    (1,660,169)
                                                                                                     --------------
Net income and non-owner
  adjustments to equity                                                                                   4,505,913
                                                                                                     --------------
Dividends paid                                 (1,632,500)                                               (1,632,500)
Exercise of stock options                      (3,580,235)      9,395,746                                 5,815,511
 Amortization of restricted
   stock                                                                       166,421                      166,421
-------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999         $36,534,228   $99,344,782    ($7,074,678)   ($923,724)     $502,051   $128,382,659
-------------------------------------------------------------------------------------------------------------------


UNAUDITED
-------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000        $36,534,227  $110,578,540   ($15,936,683)   ($360,537)  ($1,615,570)  $129,199,977
                                                                                                     --------------
Net income                                       5,665,369                                                5,665,369
Securities valuation
adjustment, net of income taxes                                                             (120,754)      (120,754)
                                                                                                     --------------
Net income and non-owner
  adjustments to equity                                                                                   5,544,615
                                                                                                     --------------
Dividends paid                                  (2,015,225)                                              (2,015,225)
Exercise of stock options                         (187,163)       273,985                                    86,822
Amortization of restricted
  stock                                            134,725                     129,779                      264,504
-------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000         $36,534,227  $114,176,246   ($15,662,698)   ($230,758)  ($1,736,324)  $133,080,693
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2000 and 1999


                                      COMMON
                                   STOCK AND
                                  ADDITIONAL                                  UNEARNED     NON-OWNER
                                     PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                            CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     $36,534,228   $97,291,806  ($12,722,834)  ($1,256,266)   $2,837,713   $122,684,647
                                                                                                     --------------
Net income                                      11,177,065                                               11,177,065
Securities valuation
adjustment, net of income taxes                                                           (2,335,662)    (2,335,662)
                                                                                                     --------------
Net income and non-owner
  adjustments to equity                                                                                   8,841,403
                                                                                                     --------------
Dividends paid                                  (2,902,687)                                              (2,902,687)
Exercise of stock options                       (6,221,402)   13,613,811                                  7,392,409
Purchase of treasury stock                                    (7,965,655)                                (7,965,655)
Amortization of restricted
  stock                                                                        332,542                      332,542
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999         $36,534,228   $99,344,782   ($7,074,678)    ($923,724)     $502,051   $128,382,659
--------------------------------------------------------------------------------------------------------------------


UNAUDITED
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999     $36,534,227  $106,929,097  ($14,388,670)    ($591,183)  ($1,208,245)  $127,275,226
                                                                                                     --------------
Net income                                      10,927,758                                               10,927,758
Securities valuation
  adjustment, net of income taxes                                                           (528,079)      (528,079)
                                                                                                     --------------
Net income and non-owner
  adjustments to equity                                                                                  10,399,679
                                                                                                     --------------
Dividends paid                                  (3,665,437)                                              (3,665,437)
Exercise of stock options                         (132,047)      434,635                                    302,588
Purchase of treasury stock                                    (1,708,663)                                (1,708,663)
Amortization of restricted
  stock                                            116,875                     360,425                      477,300
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000         $36,534,227  $114,176,246  ($15,662,698)    ($230,758)  ($1,736,324)  $133,080,693
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2000 and 1999

                                                                                    THREE MONTHS ENDED JUNE 30
                                                                              -------------------------------------
                                                                                    2000               1999
                                                                                 (UNAUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $5,665,369         $6,166,083
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses (recoveries)                              151,613           (12,033)
    Net loan costs deferred                                                           (332,550)          (126,057)
    Amortization (including mortgage servicing rights)                                1,236,160          1,600,322
    Depreciation                                                                        640,314            620,974
    Gains on sales of loans and other investments                                     (506,031)        (2,040,665)
    Increase in accrued interest receivable                                         (1,057,152)          (483,491)
    Increase in accrued interest payable                                                155,855             11,808
    Increase (decrease) in current and deferred income taxes                        (2,273,327)            764,476
    Other accruals and prepaids, net                                                    424,886            438,363
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales              4,105,137          6,939,780
  Loans originated for sale                                                        (27,806,503)      (106,403,677)
  Sales of loans originated for sale                                                 26,981,787         99,395,772
-------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                                          3,280,421           (68,125)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease in interest-bearing deposits with banks                                    7,461,872         23,996,017
  Purchases of mortgage-backed and related securities available for sale                      -       (60,503,884)
  Principal payments on mortgage-backed and related securities available for
    sale                                                                             12,245,741         22,180,706
  Principal payments on mortgage-backed and related securities held for
    investment                                                                        6,753,221         15,062,531
  Loans originated for investment                                                 (211,414,011)      (133,188,269)
  Loans purchased for investment                                                    (3,075,000)       (31,229,916)
  Loan principal repayments                                                          96,440,744         96,730,607
  Sales of loans originated for investment                                            2,025,173          4,089,886
  Sales of real estate                                                                  653,572            629,545
  Additions to office properties and equipment                                      (1,288,306)          (109,480)
  Purchases of mortgage servicing rights                                            (1,865,307)                  -
  Other, net                                                                        (1,575,936)        (2,543,620)
-------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                          (93,638,237)       (64,885,877)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                               105,599,243         13,981,335
  Repayment of long-term Federal Home Loan Bank advances                           (12,500,000)                  -
  Net increase in short-term Federal Home Loan Bank borrowings                        8,850,000         44,626,000
  Decrease in other borrowings                                                      (1,401,711)        (1,451,565)
  Increase in advance payments by borrowers for taxes and insurance                   4,390,659          2,758,386
  Proceeds from sale of common stock                                                          -          2,726,251
  Dividends paid                                                                    (2,015,225)        (1,632,500)
  Other, net                                                                            136,300          1,775,095
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                       103,059,266         62,783,002
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                   12,701,450        (2,171,000)
Cash and due from banks at beginning of period                                       41,704,333         30,245,422
-------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                        $54,405,783        $28,074,422
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                          $38,181,772        $31,097,103
  Interest paid on deposits and borrowings                                           24,083,801         18,110,304
  Income taxes paid                                                                   5,377,500          2,650,000
-------------------------------------------------------------------------------------------------------------------


Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2000 and 1999

                                                                                   SIX MONTHS ENDED JUNE 30
                                                                              -------------------------------------
                                                                                    2000               1999
                                                                                 (UNAUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $10,927,758        $11,177,065
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                           343,592            141,053
    Net loan costs deferred                                                           (553,962)          (316,741)
    Amortization (including mortgage servicing rights)                                2,621,475          4,046,589
    Depreciation                                                                      1,259,564          1,248,190
    Gains on sales of loans and other investments                                     (795,585)        (5,630,878)
    Increase in accrued interest receivable                                         (2,408,332)        (1,547,031)
    Increase in accrued interest payable                                                513,217             86,150
    Increase (decrease) in current and deferred income taxes                           (29,314)          2,980,298
    Other accruals and prepaids, net                                                   (37,169)            666,372
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales             11,841,244         12,851,067
  Loans originated for sale                                                        (46,766,627)      (217,326,668)
  Sales of loans originated for sale                                                 45,894,804        249,258,136
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                10,969,421         44,782,535
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease in interest-bearing deposits with banks                                   12,621,200         86,688,005
  Purchases of investment securities                                                          -          (941,254)
  Maturities of investment securities                                                   100,000                  -
  Purchases of mortgage-backed and related securities available for sale                      -      (109,817,038)
  Purchases of mortgage-backed and related securities held for investment                     -       (51,163,258)
  Principal payments on mortgage-backed and related securities available for
    sale                                                                             24,366,500         51,294,971
  Principal payments on mortgage-backed and related securities held for
    investment                                                                       14,348,356         31,061,775
  Loans originated for investment                                                 (376,684,411)      (282,307,191)
  Loans purchased for investment                                                   (16,125,836)       (87,653,795)
  Loan principal repayments                                                         170,366,591        207,236,532
  Sales of loans originated for investment                                            3,537,181         21,525,995
  Sales of real estate                                                                  893,346          1,084,545
  Additions to office properties and equipment                                      (2,192,025)          (844,547)
  Purchases of mortgage servicing rights                                            (1,865,307)                  -
  Other, net                                                                        (1,850,689)        (1,433,985)
-------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                         (172,485,094)      (135,269,245)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposit liabilities                                    149,447,552       (14,415,736)
  Long-term advances from Federal Home Loan Bank                                    100,000,000         42,000,000
  Repayment of long-term Federal Home Loan Bank advances                           (20,250,000)        (4,915,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings         (155,448,000)         49,026,000
  Net increase in securities sold under agreements to repurchase                     75,000,000                  -
  Increase in other borrowings                                                        2,051,066          4,246,356
  Increase in advance payments by borrowers for taxes and insurance                   3,493,142          4,026,699
  Proceeds from sale of common stock                                                     28,127          3,290,459
  Purchase of treasury stock                                                        (1,708,663)        (7,965,655)
  Dividends paid                                                                    (3,665,437)        (2,902,687)
  Other, net                                                                          1,407,648          2,527,991
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                       150,355,435         74,918,427
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                            (11,160,238)       (15,568,283)
Cash and due from banks at beginning of period                                       65,566,021         43,642,705
-------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                        $54,405,783        $28,074,422
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                          $73,909,867        $60,766,162
  Interest paid on deposits and borrowings                                           46,067,599         36,539,401
  Income taxes paid                                                                   6,031,948          3,041,000
-------------------------------------------------------------------------------------------------------------------

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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2000, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2000.

         Certain 1999 balances have been reclassified to conform to the 2000 presentation.

NOTE 3--EARNINGS PER SHARE

         Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three and six month periods ended June 30, 2000, and June 30, 1999, is as follows:

                                                                     THREE MONTHS ENDED JUNE 30
                                                --------------------------------------------------------------------
                                                                 2000                               1999
                                                ---------------------------------  ---------------------------------
                                                          BASIC          DILUTED              BASIC         DILUTED
--------------------------------------------------------------------------------------------------------------------
Net income                                           $5,665,369       $5,665,369         $6,166,083      $6,166,083
--------------------------------------------------------------------------------------------------------------------
Average common shares issued, net
  of actual treasury shares                          18,289,157       18,289,157         18,259,796      18,259,796
Common stock equivalents based on
  the treasury stock method                                   -          168,361                  -         842,511
--------------------------------------------------------------------------------------------------------------------
Average common shares and
  common stock equivalents                           18,289,157       18,457,518         18,259,796      19,102,307
--------------------------------------------------------------------------------------------------------------------
Earnings per share                                        $0.31            $0.30              $0.34           $0.32
--------------------------------------------------------------------------------------------------------------------

                                                                         SIX MONTHS ENDED JUNE 30
                                                --------------------------------------------------------------------
                                                                 2000                               1999
                                                ---------------------------------  ---------------------------------
                                                          BASIC          DILUTED              BASIC         DILUTED
--------------------------------------------------------------------------------------------------------------------
Net income                                          $10,927,758      $10,927,758        $11,177,065     $11,177,065
--------------------------------------------------------------------------------------------------------------------
Average common shares issued, net
  of actual treasury shares                          18,309,571       18,309,571         18,258,208      18,258,208
Common stock equivalents based on
  the treasury stock method                                   -          180,028                  -         897,208
--------------------------------------------------------------------------------------------------------------------
Average common shares and
  common stock equivalents                           18,309,571       18,489,600         18,258,208      19,155,416
--------------------------------------------------------------------------------------------------------------------
Earnings per share                                        $0.60            $0.59              $0.61           $0.58
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

         Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). Commercial real estate lending is a single profit center for segment reporting purposes. It consists of the Corporation's portfolio of multi-family and non-residential mortgage loans (together "commercial real estate loans"), as well as functions related to the origination and servicing of such loans. Retail banking is divided into two profit centers for segment reporting purposes: (i) a consumer lending portfolio, which consists of the Corporation's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans and (ii) an education loan portfolio, which also includes functions related to the origination and servicing of the loans. The Corporation's retail branch network, which delivers checking, savings, certificates of deposit and other financial products and services to customers, is also part of retail banking, but is considered a support department for segment reporting purposes. The net costs of this network are referred to as "net costs to acquire and maintain deposit liabilities" and are allocated proportionately to each segment according its use of deposit liabilities as a funding source. This cost is reported as an adjustment of each segment's net interest income. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. Personnel in finance and administration support this profit center, as previously described.

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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following table summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three and six month periods ended June 30, 2000 and 1999. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's retail branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.14% and 1.06% of average deposit liabilities outstanding during the three months ended

June 30, 2000 and 1999, respectively. The net cost for the six month periods ending as of the same dates was 1.16% and 1.19%, respectively.


                                                                      THREE MONTHS ENDED JUNE 30
                                                   -----------------------------------------------------------------
                                                                2000                              1999
                                                   -------------------------------   -------------------------------
PROFIT CENTER                                        PROFIT (LOSS) AVERAGE ASSETS     PROFIT (LOSS)  AVERAGE ASSETS
--------------------------------------------------------------------------------------------------------------------
Mortgage banking                                        $1,249,171    $41,108,438        $1,211,693     $77,122,198
Residential loans                                        1,747,599    799,796,270         1,500,562     546,265,691
Commercial real estate lending                           1,200,412    447,541,473         1,239,620     362,807,863
Consumer lending                                           882,591    316,890,583           814,084     247,069,136
Education lending                                        1,046,741    207,368,442           745,345     191,830,340
Investment and mortgage-related securities                 849,733    375,032,417         1,115,741     424,508,259
Other segments                                           (168,392)        300,874         (118,176)         377,442
Non-GAAP adjustments                                   (1,142,486)   (12,514,152)         (342,786)     (8,030,529)
--------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                       $5,665,369 $2,175,524,345        $6,166,083  $1,841,950,400
--------------------------------------------------------------------------------------------------------------------

                                                                       SIX MONTHS ENDED JUNE 30
                                                   -----------------------------------------------------------------
                                                                2000                              1999
                                                   -------------------------------   -------------------------------
PROFIT CENTER                                        PROFIT (LOSS) AVERAGE ASSETS     PROFIT (LOSS)  AVERAGE ASSETS
--------------------------------------------------------------------------------------------------------------------
Mortgage banking                                        $1,584,458    $41,259,769        $1,848,697     $80,712,629
Residential loans                                        3,519,181    771,608,145         2,552,775     512,921,161
Commercial real estate lending                           2,460,477    436,678,897         2,298,617     357,369,704
Consumer lending                                         1,758,705    304,009,199         1,426,323     242,844,650
Education lending                                        1,834,175    208,105,514         1,322,390     194,071,119
Investment and mortgage-related securities               1,882,191    386,595,941         1,882,371     437,579,753
Other segments                                           (338,003)        299,207         (220,820)         321,966
Non-GAAP adjustments                                   (1,773,426)   (12,241,269)            66,712     (7,404,432)
--------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                      $10,927,758 $2,136,315,401       $11,177,065  $1,818,416,550
--------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

         QUARTER OVERVIEW The Corporation's net income for the three months ended June 30, 2000, was $5.7 million or $0.30 per diluted share compared to $6.2 million and $0.32 in the same period last year. These amounts represented a return on average assets of 1.04% and 1.34%, respectively, and a return on average equity of 17.05% and 20.04%, respectively.

         The decrease in net income from 1999 to 2000 was primarily attributable to a $1.5 million decrease in gain on sales of loans and a $1.4 million increase in non-interest expense. These developments were partially offset by a $1.5 million increase in net interest income and a $454,000 increase in retail banking fees, as well as modest improvements in all other sources of non-interest income. Also contributing was a $296,000 decline in income tax expense, due to lower pre-tax earnings.

         The Corporation's earnings in the second quarter of 1999 reflect unusual circumstances that were the result of a generally rising interest rate environment after the first quarter of 1999. The Corporation's gain on sales of loans in the second quarter of 1999 benefited from the lag effects of a historically low interest rate environment during the last few months of 1998 and the first few months of 1999. That is, a relatively large number of mortgage loans originated and committed for sale in that timeframe were finally sold in the second quarter of 1999. However, because market interest rates generally increased after the first few months of 1999, unfavorable adjustments to the value of the Corporation's mortgage servicing rights were not required in the second quarter of the year. As such, there were no valuation losses on mortgage servicing rights in that period to offset a relatively large gain on sales of mortgage loans, as is generally the Corporation's experience in periods of lower interest rates. Because of these circumstances, the Corporation posted record earnings in the second quarter of 1999. Excluding gain on sales of loans from both three month periods would have resulted in "core earnings" of approximately $5.3 million and $4.9 million in 2000 and 1999, respectively. These core earnings figures would have equated to per share amounts of $0.28 and $0.26 in such periods, respectively.

         SIX MONTH OVERVIEW The Corporation's net income for the six months ended June 30, 2000, was $10.9 million or $0.59 per diluted share compared to $11.2 million and $0.58 in the same period last year. These amounts represented a return on average assets of 1.02% and 1.23%, respectively, and a return on average equity of 16.56% and 18.31%, respectively.

         The decrease in net income from 1999 to 2000 was primarily attributable to a $4.8 million decrease in gain on sales of loans and a $1.9 million increase in non-interest expense. These developments were substantially offset by a $4.0 million increase in net interest income, a $1.4 million increase in retail banking fees, and a $1.0 million increase in loan servicing fees.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and six month periods ended June 30, 2000 and 1999.

         NET INTEREST INCOME Net interest income increased by $1.5 million or 11.4% and $4.0 million or 15.8% during the three and six month periods ended June 30, 2000, respectively, as compared to the same periods in the previous year. Net interest income was favorably impacted in both periods by a substantial increase in the amount of average interest-earning assets outstanding. Average earning assets increased by $325.0 million or 18.8% during the three months ended June 30, 2000, and by $309.8 million or 18.1% during the six months ended June 30, 2000, as compared to the same periods in 1999. The principal source of this growth was in the Corporation's single-family mortgage loan portfolio. As a result of rising interest rates, customer demand for adjustable-rate mortgage loans increased dramatically in the latter half of 1999. Such demand has also continued into the year 2000. Because of this, almost 75% of the Corporation's single-family mortgage loan production in 2000 has consisted of adjustable-rate loans, which the Corporation generally retains in its portfolio of loans held for investment. Also contributing to growth in the Corporation's earning assets in 2000 were continued increases in the commercial real estate and consumer loan portfolios. Growth in average earning assets was largely funded by increases in FHLB advances, securities sold under agreements to repurchase, and overnight purchases of federal funds. Also contributing was an increase in the Corporation's deposit liabilities, especially in the most recent quarter. Refer to "Financial Condition" for additional discussion.

         The Corporation's interest rate spread decreased during both the three and six month periods ended June 30, 2000, as compared to the same periods in the previous year. Since early 1999, market interest rates have risen substantially, lead by short-term rates, which have increased by almost 200 basis points since the beginning of 1999. Although this environment has resulted in an increase in the average yield on the Corporation's earning assets, the Corporation's interest-bearing liabilities tend to reprice more quickly than its earning assets, which has resulted in a decline in the Corporation's average interest rate spread in 2000. The Corporation's average interest spread was 2.64% and 2.54% during the three and six month periods ended June 30, 1999, respectively. This compares to 2.44% and 2.49% during the same periods in 2000, respectively. Continued increases in market interest rates, if any, could have additional adverse effects on the Corporation's interest rate spread in future periods. In addition, a flatter yield curve environment, such as that which has developed more recently, could also have an adverse impact on the Corporation's interest rate spread, given the propensity of the Corporation's assets to reprice off a longer end of the yield curve than its liabilities. Refer to Item 3, "Quantitative and Qualitative Disclosures about Market Risk" for additional discussion.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and six month periods ended June 30, 2000 and 1999.


Dollars in thousands                      THREE MONTHS ENDED JUNE 30, 2000         THREE MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------------
                                          AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                          BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans           $777,986     $14,177        7.29%        $561,192       $9,933       7.08%
  Commercial real estate loans            424,225       8,402         7.92         343,805        6,816        7.93
  Consumer loans                          296,991       6,261         8.43         231,076        4,794        8.30
  Education loans                         197,346       4,295         8.71         182,915        3,530        7.72
--------------------------------------------------------------------------------------------------------------------
    Total loans                         1,696,548      33,135         7.81       1,318,988       25,073        7.60
Mortgage-backed and related
  securities                              327,521       5,548         6.78         379,797        6,069        6.39
Investment securities                         780          10         5.00           1,039           11        4.12
Interest-bearing deposits with banks        7,667         111         5.79          18,348          210        4.58
Other earning assets                       24,148         435         7.21          13,462          218        6.48
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets       2,056,665      39,239         7.63       1,731,634       31,581        7.29
Non-interest-earning assets:
  Office properties and equipment          25,168                                   24,971
  Other assets                             93,691                                   85,345
--------------------------------------------------------------------------------------------------------------------
    Total assets                       $2,175,524                               $1,841,950
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts               $112,740        $417        1.48%        $112,165         $416       1.48%
  Checking accounts                        75,584         136         0.72          70,525          129        0.73
  Money market accounts                   162,417       1,618         3.98         180,327        1,664        3.69
  Certificates of deposit               1,038,728      15,143         5.83         930,901       12,488        5.37
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits     1,389,469      17,314         4.98       1,293,918       14,697        4.54
FHLB advances                             379,113       5,457         5.76         253,217        3,277        5.18
Other borrowings                           97,933       1,469         6.00          11,608          148        5.10
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                       1,866,515      24,240         5.19       1,558,743       18,122        4.65
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           158,881                                  142,082
  Other liabilities                        17,201                                   18,040
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                   2,042,597                                1,718,865
    Stockholders' equity                  132,927                                  123,085
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity             $2,175,524                               $1,841,950
--------------------------------------------------------------------------------------------------------------------
Net interest income                                   $14,999                                   $13,458
--------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                 2.44%                                    2.64%
--------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of
  average earning assets                                             2.92%                                    3.11%
--------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
  average interest-bearing liabilities                             110.19%                                  111.09%
--------------------------------------------------------------------------------------------------------------------



Dollars in thousands                         SIX MONTHS ENDED JUNE 30, 2000        SIX MONTHS ENDED JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------------
                                          AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                          BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans            750,534      27,165        7.24%        $533,008      $18,904       7.09%
  Commercial real estate loans            413,824      16,330         7.89         338,623       13,552        8.00
  Consumer loans                          284,777      11,936         8.38         227,053        9,413        8.29
  Education loans                         198,163       8,359         8.44         185,117        7,120        7.69
--------------------------------------------------------------------------------------------------------------------
    Total loans                         1,647,298      63,791         7.74       1,283,801       48,989        7.63
Mortgage-backed and related securities    336,767      11,396         6.77         361,762       11,745        6.49
Investment securities                         818          21         5.06           1,023           22        4.39
Interest-bearing deposits with banks       10,158         264         5.21          49,589        1,146        4.62
Other earning assets                       23,904         846         7.08          12,974          411        6.34
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets       2,018,945      76,318         7.56       1,709,149       62,313        7.29
Non-interest-earning assets:
  Office properties and equipment          24,972                                   25,030
  Other assets                             92,398                                   84,238
--------------------------------------------------------------------------------------------------------------------
    Total assets                       $2,136,315                               $1,818,417
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts               $110,364        $815        1.48%        $109,022         $920       1.69%
  Checking accounts                        74,429         272         0.73          69,155          292        0.84
  Money market accounts                   166,967       3,246         3.89         175,966        3,307        3.76
  Certificates of deposit               1,013,157      28,636         5.65         943,124       25,853        5.48
--------------------------------------------------------------------------------------------------------------------
    Total deposits                      1,364,917      32,969         4.83       1,297,267       30,372        4.68
FHLB advances                             395,722      11,290         5.71         234,189        6,033        5.15
Other borrowings                           77,018       2,322         6.03           9,111          220        4.83
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                       1,837,657      46,581         5.07       1,540,568       36,626        4.75
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           150,119                                  137,198
  Other liabilities                        16,597                                   18,561
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                   2,004,373                                1,696,327
Stockholders' equity                      131,942                                  122,090
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity             $2,136,315                               $1,818,417
--------------------------------------------------------------------------------------------------------------------
Net interest income                                   $29,737                                   $25,688
--------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                 2.49%                                    2.54%
--------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of
  average earning assets                                             2.95%                                    3.01%
--------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to
  average interest-bearing liabilities                             109.87%                                  110.94%
--------------------------------------------------------------------------------------------------------------------


         PROVISION FOR LOAN LOSSES In general, provisions for loan losses recorded during the three and six month periods ended June 30, 2000 and 1999, approximated the Corporation's actual net charge-off activity during such periods. On an annualized basis, net charge-offs were 0.03% of average loans outstanding during the first six months of both 1999 and 2000. Management of the Corporation expects the provision for loan losses for the remainder of 2000 to be modest and to approximate actual charge-off activity, although there can be no assurances.

         As of June 30, 2000 and December 31, 1999, the Corporation's allowance for loan losses was $7.7 million and $7.6 million, respectively, or 0.44% and 0.50% of loans held for investment, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended June 30, 2000 and 1999, was $8.5 million and $9.4 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1999 to 2000.

         Retail banking fees and service charges increased by $454,000 or 8.9% during the three months ended June 30, 2000, as compared to the same period in the previous year. Most of this improvement can be attributed to 9.2% in annualized growth in the number of checking accounts serviced by the Corporation since December 31, 1998. Also contributing, however, was an increase in the per-item charge for overdrafts on checking accounts that was instituted in the second quarter of 1999.

         Premiums and commissions on annuity and insurance sales increased by $60,000 or 10.1% during the three months ended June 30, 2000, as compared to the same period in the previous year. The Corporation's current sources of premium and commission revenues are from sales of tax-deferred annuity contracts, life and disability insurance policies on consumer loans, and mortgage insurance policies on residential loans. The increase was principally the result of a $50,000 or 14.9% increase in commissions from the sales of tax-deferred annuities and a $33,000 or 17.4% increase in premiums and commissions from sales of life and disability insurance policies. These developments were partially offset by a $23,000 or approximately 35% decline in commissions from sales of mortgage insurance policies, due to reduced originations of residential mortgage loans.

         Gain on sales of mortgage loans declined by $1.5 million from $2.0 million during the three months ended June 30, 1999, to $506,000 during the same period in 2000. This decline was primarily attributable to a $74.5 million or over 70% decrease in the Corporation's mortgage loan sales. This decrease was caused by a substantially higher interest rate environment in 2000 as compared to 1999, which has significantly reduced the Corporation's fixed-rate residential mortgage loan production in recent periods.

         Non-interest income for the six months ended June 30, 2000 and 1999, was $16.0 million and $18.5 million, respectively. Most of the decrease in 2000 was the result of a $4.8 million dollar decline in gain on sale of loans from $5.6 million in 1999 to $796,000 in 2000. This development was offset in part by a $1.4 million or 14.6% increase in retail banking fees and a $1.0 million or over 100% increase in loan servicing fees. Reasons for the changes in gain on sale of loans and retail banking fees are substantially the same as those given in the preceding paragraphs for the three month periods. The improvement in loan servicing fees over past year was the result of higher interest rates, which reduced the impact of loan prepayments on the Corporation's mortgage servicing rights. During the first quarter of 1999, the Corporation recorded $1.0 million in losses on its mortgage servicing rights over-and-above that which management considered to be normal periodic amortization. This compared to no such losses in 2000.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended June 30, 2000 and 1999, was $14.6 million and $13.2 million, respectively, which was 2.67% and 2.88% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1999 to 2000.

         Compensation and employee benefits increased by $1.4 million or 18.8% during the three months ended June 30, 2000, as compared to the same period in the previous year. A large portion of this increase was the result of a $700,000 or over 150% increase in costs related to employee healthcare claims. The Corporation is "self-insured" with respect to such costs, but has purchased "stop-loss" insurance coverage at both the employee-group and individual employee levels. This insurance coverage limits the Corporation's exposure to catastrophic levels of healthcare claims. During the most recent quarter, the Corporation experienced an abnormally high dollar amount of healthcare claims by its employees. Although there can be no assurances, management expects healthcare claims to moderate in the immediate future. Assuming historical claim trends, the Corporation's employee-group stop-loss insurance coverage may be triggered later in the year, which may reduce the Corporation's healthcare costs in the third or fourth quarter of 2000. However, as previously stated, there can be no assurances.

         Also contributing to the increase in compensation expense were normal annual merit increases and general growth in the number of banking facilities operated by the Corporation. Since December 31, 1998, the Corporation has opened six retail banking facilities and is in the process of opening three more in the immediate future. In addition to these facilities, the Corporation intends to open another three or four retail banking facilities during the remainder of 2000, although there can be no assurances. As of June 30, 2000, the Corporation had 852 full-time equivalent employees. This compares to 831 and 822 as of December 31, 1999, and June 30, 1999, respectively.

         Occupancy and equipment expenses increased by $222,000 or 12.4% during the three months ended June 30, 2000, as compared to the same period in the previous year. In addition, communications, postage, and office supplies expense increased by $41,000 or 4.3% over the same period. These increases were primarily attributable to general growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $28,000 or 4.0% during the three months ended June 30, 2000, as compared to the same period in the previous year. This increase corresponds to an increase in the number of checking accounts serviced by the Corporation, as previously described, as well as an increase in the number of ATMs operated by the Corporation.

         Other non-interest expense decreased by $323,000 or approximately 23% during the three months ended June 30, 2000, as compared to the same period in the previous year. This decrease was due in part to the fact that the second quarter of 1999 included a payment of $152,000 in sales and use taxes to the State of Wisconsin for prior years. Also contributing to the decrease, however, was a $134,000 or over 60% decline in deposit insurance premiums paid to the Federal Deposit Insurance Corporation ("FDIC") in 2000 as compared to 1999. This decline was caused by a decrease in the amount thrift institutions are charged for their share of the bond obligation of a government agency known as the Finance Corporation ("FICO"). Finally, in 2000 the Corporation has experienced lower costs associated with the servicing of loans for the Federal National Mortgage Association ("FNMA"). Under the terms of its servicing agreement with FNMA, the Corporation is required to forward a full month's interest when certain loans payoff early, regardless of the actual date the loan pays off. A higher interest rate environment and lower prepayment activity since the first few months of 1999 has resulted in lower payments of such amounts to FNMA.

         Non-interest expense for the six months ended June 30, 2000 and 1999, was $28.5 million and $26.6 million, respectively, which was 2.66% and 2.94% of average assets during such periods, respectively. This increase was primarily the result of a $2.2 million or 14.6% increase in compensation and employee benefits, as well as smaller increases in the Corporation's other non-interest expense categories, except for other expenses, which declined by $688,000 or almost 25%. The explanations for these changes are substantially the same as those given in previous paragraphs for the three month periods.

         INCOME TAX EXPENSE Income tax expense for the three months ended June 30, 2000 and 1999, was $3.1 million and $3.4 million, respectively, or 35.5% and 35.7% of pretax income, respectively. Income tax expense for the six months ended June 30, 2000 and 1999, was $6.0 million and $6.1 million, respectively, or 35.5% and 35.4% of pretax income, respectively.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the three and six month periods ended June 30, 2000 and 1999. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under Part I, Item I, "Financial Statements", for a summary of the after-tax profit (loss) of each of the Corporation's profit centers.

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities during the most recent quarter were comparable to the results obtained in the same period of the previous year. On a year-to-date basis, however, profits declined by $264,000 or 14.3%. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. A higher interest rate environment in 2000 has resulted in a significant decrease in originations of single-family residential loans. In the first six months of 2000, the Corporation's mortgage banking operation originated $253.0 million in single-family residential loans compared to $364.6 million during the same period in 1999. The unfavorable impact of reduced originations was offset somewhat by increased earnings from the profit center's mortgage servicing activities, as described more fully in "Non-Interest Income", above.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio increased by $247,000 or 16.5% and $966,000 or 37.9% during the three and six month periods ended June 30, 2000, respectively, as compared to the same periods in the previous year. In 2000, the performance of this profit center was favorably impacted by a significant increase in its average assets, which was chiefly the result of a higher interest rate environment. Such environments tend to increase customer preference for adjustable-rate mortgage loans, which the Corporation generally retains in its portfolio. In addition, higher interest rate environments tend to discourage loan prepayment activity on the part of existing borrowers. The improvement caused by increased volume was offset in part by a narrower interest rate margin on the portfolio. This development was caused by the same interest rate environment, which resulted in a larger increase in the portfolio's cost of funds than it did in its gross yield. Refer to "Net Interest Income", above, for additional information.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending decreased by $39,000 or 3.2% during the three months ended June 30, 2000, as compared to the same period in the previous year. In a year-to-date comparison, however, profits were up $162,000 or 7.0% in 2000 compared to 1999. In 2000, commercial real estate lending has benefited from a substantial increase in its average assets, which increased by $79.3 million or 22.2% during the six months ended June 30, 2000, as compared to the same period in 1999. In the most recent quarter, however, the improvement caused by increased volume was entirely offset by a narrower interest rate margin in the profit center. This development was caused by a higher interest rate environment, which resulted in a large increase in the profit center's cost of funds. In contrast, the gross yield on the commercial real estate loan portfolio has not increased in 2000 due to competitive pressures that have prevented the yield from increasing along with other interest rate measures. Refer to "Net Interest Income" for additional information.

                  CONSUMER LENDING Profits from the Corporation's consumer lending activities increased by $69,000 or 8.4% and $332,000 or 23.3% during the three and six month periods ended June 30, 2000, respectively, as compared to the same periods in the previous year. These improvements were principally the result of a substantial increase in the profit center's average assets, which increased by $61.2 million or 25.2% during the six months ended June 30, 2000, as compared to the same period in 1999. The improvement caused by increased volume was partially offset in the second quarter by a narrower interest rate margin in the profit center. This development was caused by a higher interest rate environment, which resulted in a larger increase in the profit center's cost of funds than it did in the gross yield on its assets. Refer to "Net Interest Income" for additional information.

                  EDUCATION LENDING Profits from education lending increased by $301,000 or over 40% and $512,000 or almost 40% during the three and six month periods ended June 30, 2000, respectively, as compared to the same periods in the previous year. In 2000, education loans have benefited from a higher interest rate environment, which increased the gross yield on such loans by 75 basis points during the first six months of 2000 as compared to the same period in 1999 (refer to "Net Interest Income" for additional information). In addition, the net interest margin of this profit center was assisted by a stable cost of funds, which did not increase in 2000 for this profit center despite higher interest rates. During 2000, the Corporation modified the funding source assumptions for this profit center, allocating to it a larger portion of lower cost deposits, such as money market savings, than had been allocated to it in the past. The impact of this change balanced the impact of higher interest rates on the profit center's overall cost of funds. Finally, average assets associated with education loans increased by $15.5 million or 8.1% during the three months ended June 30, 2000, as compared to the same period in 1999. For the six month period, average assets increased by $14.0 million or 7.2% in 2000 compared to the previous year.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio declined by $266,000 or 24.1% during the three months ended June 30, 2000, as compared to the same period in the previous year. On a year-to-date basis, however, profits were essentially unchanged between the six month periods. In 2000, the results of this profit center have been significantly impacted by a decline in the average assets associated with the profit center. Average assets for the three and six months ended June 30, 2000, declined by $49.5 million or 11.7% and $51.0 million or 11.7%, respectively, compared to the same periods in the previous year. Also contributing to the decline in profits in the most recent quarter was a decrease in the net interest margin on the portfolio. This development was principally caused by higher interest rates, which resulted in a larger increase in the portfolio's cost of funds than it did in its gross yield (refer to "Net Interest Income" for additional information). On a year-to-date basis, the impact of lower asset volumes and reduced net interest margin was offset by the fact that the profit center held substantially lower levels of overnight investments in 2000 than it did in the previous year. Yields on overnight investments are typically lower than that earned on longer-term investments. In addition, such yields are often less than the average cost of the funding sources allocated to the profit center. The Corporation's holdings of overnight investments were higher in the first quarter of 1999 because of the temporary investment of proceeds from loan sales.

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

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were $(1.1) million in the second quarter of 2000 compared to $(343,000) in the second quarter of 1999. On a year-to-date basis, non-GAAP adjustments were $(1.8) million in 2000 compared to $67,000 in 1999. The changes between periods were principally caused by adjustments in the mortgage banking profit center, which originated more loans for the Bank's residential loan portfolio in 2000 than it did in 1999. Increases in such activity generally result in larger internal adjustments to compensate the mortgage banking profit center for its efforts related to these originations. In addition, in 1999 the mortgage banking profit center experienced a higher level of internal charge-offs related to its mortgage servicing operations, due to a lower interest rate environment and higher levels of loan prepayments.

                  NET COST TO ACQUIRE AND MAINTAIN DEPOSIT LIABILITIES In addition to the after-tax performance of the aforementioned profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities. The net cost to acquire and maintain deposit liabilities was 1.14% and 1.06% of average deposit liabilities outstanding during the three months ended June 30, 2000 and 1999, respectively. The net cost for the six months ending as of the same dates was 1.16% and 1.19%, respectively. The Corporation's profit centers are allocated a share of the net cost to acquire and maintain deposit liabilities according to their proportionate use of such deposits as a funding source. As such, changes in the net cost to acquire and maintain deposit liabilities also have an impact on the profits of most of the Corporation's profit centers.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $161.5 million or 7.7% during the six months ended June 30, 2000. This increase was the result of a $218.9 million or 14.2% increase in loans held for investment that was funded in part by a $149.4 million or 10.2% increase in deposit liabilities. Also funding growth in the loan portfolio was a $39.4 million or 11.1% aggregate decrease in mortgage-backed and related securities, as well as smaller decreases in overnight investments and in cash and due from banks. The Corporation's cash holdings were abnormally high at the end of 1999 as a precautionary measure related to the year 2000 change-over. Such cash holdings proved unnecessary, however, and were returned to the Federal Reserve System in January 2000.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios declined by $39.4 million or 11.1% during the six months ended June 30, 2000. This decline was the result of normal periodic amortization of the mortgage loans that support these types of securities. The proceeds from such amortization were generally reinvested in the Corporation's portfolio of loans held for investment, as previously described.

         LOANS HELD FOR INVESTMENT The Corporation's portfolio of loans held for investment increased by $218.9 million or 14.2% during the six months ended June 30, 2000. During this period, the Corporation originated $189.0 million and purchased $13.1 million in adjustable-rate single-family mortgage loans, originated $118.0 million in consumer loans (consisting mostly of second mortgages), originated $64.3 million and purchased $3.1 million in commercial real estate loans, and originated $17.3 million in education loans. During the same period, the Corporation experienced very little loan prepayment and refinance activity, due to higher interest rates, as previously described. As a result of these factors, the Corporation has experienced strong growth in its loans held for investment in recent periods.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $149.4 million or 10.2% during the six months ended June 30, 2000. Management attributes this growth to higher short-term rates and recent volatility in other financial markets, which has made traditional bank financial offerings more attractive to consumers. Furthermore, in recent months the Corporation has increased the rates it offers on its certificates of deposits and certain other account types relative to that of its competitors. Finally, during the most recent quarter the Corporation issued $26.7 million in certificates of deposit through third-party broker-dealers. These deposits were acquired at terms substantially the same as those available through borrowings from the FHLB, except that such deposits do not require the posting of collateral, as is the case with the FHLB.

         FHLB ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation's FHLB advances declined by $75.7 million or 17.0% during the six months ended June 30, 2000. These borrowings were replaced by $75.0 million in borrowings under reverse-repurchase agreements, more formally known as "securities sold under agreements to repurchase".

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $2.0 million or 0.09% of total assets at June 30, 2000, compared to $2.1 million or 0.10% of total assets at December 31, 1999. The Corporation's allowance for loan and real estate losses was 400% and 365% of non-performing assets as of the same dates, respectively.

         In addition to non-performing assets, at June 30, 2000, management was closely monitoring $3.6 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $3.3 million in such assets at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S government, federal agency, and other mortgage-related and investment securities of not less than 4% of net withdrawable accounts and short-term borrowings. The Bank was in full compliance with these regulations during the three and six months ended June 30, 2000.

         The Corporation's stockholders' equity ratio as of June 30, 2000, was 5.93% of total assets. The Corporation's long-term objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1.1% and 16.5%, respectively. The Corporation is below its target range as of June 30, 2000, primarily as a result of stock repurchases during the fourth quarter of 1999 and, to a lesser extent, the first quarter of 2000. The Corporation expects its equity ratio to return to its target range during the next 12 to 24 months, although there can be no assurances.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At June 30, 2000, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $3.7 million and $2.9 million during the six months ended June 30, 2000 and 1999, respectively. These amounts equated to dividend payout ratios of 33.5% and 26.0% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On July 18, 2000, the Corporation's Board of Directors declared a regular quarterly dividend of $0.11 per share payable on September 7, 2000, to shareholders of record on August 17, 2000.

         During the six months ended June 30, 2000, the Corporation repurchased 143,904 shares of common stock at a cost of $1.7 million under its 1999 stock repurchase plan (the "1999 Plan"). As of June 30, 2000, 219,510 shares remain to be purchased under the 1999 Plan. On April 18, 2000, the Corporation's Board of Directors extended the 1999 Plan for another twelve months and approved a new plan to repurchase up to 913,554 shares of the Corporation's outstanding common stock (the "2000 Plan"). The shares may be repurchased from time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the six months ended June 30, 2000, the Corporation reissued 37,236 shares of common stock out of its inventory of treasury stock with a cost basis of $435,000. In general, these shares were issued upon the exercise of stock options by employees and directors of the Corporation.


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

         As of June 30, 2000, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 1999.


PART II OTHER INFORMATION

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


                                                      FIRST FEDERAL CAPITAL CORP


/s/ Thomas W. Schini                                  August 4, 2000
Thomas W. Schini
President, Chairman of the
Board and Chief Executive Officer
 (duly authorized officer)


/s/ Jack C. Rusch                                     August 4, 2000
Jack C. Rusch
President and Chief Operating Officer