Form 10-Q
period 2000-09-30
FIRST FEDERAL CAPITAL CORP
filed 2000-11-14
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended........................SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period
from.............................................to.......................

Commission file number.............................................0-18046



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

Class: COMMON STOCK--$.10 PAR VALUE. Outstanding as of November 3, 2000:
18,337,194 (EXCLUDES 1,604,436 SHARES HELD AS TREASURY STOCK).

                           FORM 10-Q TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION                                                                                             Page
             Item 1--Financial Statements ...................................................................................2

             Item 2--Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.............................................................................................12

             Item 3--Quantitative and Qualitative Disclosures about Market Risk.............................................20

PART II--OTHER INFORMATION

             Item 1--Legal Proceedings......................................................................................21

             Item 2--Changes in Securities..................................................................................21

             Item 3--Defaults Upon Senior Securities........................................................................21

             Item 4--Submission of Matters to Vote of Security Holders......................................................21

             Item 5--Other Information......................................................................................21

             Item 6--Exhibits and Reports on Form 8-K.......................................................................21


SIGNATURES..................................................................................................................22

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2000, and December 31, 1999

                                                                                               SEPTEMBER 30      DECEMBER 31
                                                                                                   2000             1999
ASSETS                                                                                          (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                       $   47,378,205  $    65,566,021
Interest-bearing deposits with banks                                                              11,379,036       17,790,262
Investment securities available for sale, at fair value                                              794,219          872,844
Mortgage-backed and related securities:
  Available for sale, at fair value                                                              343,098,357      252,165,351
  Held for investment, at cost (fair value of $80,622,071 and $101,068,308, respectively)         82,594,259      103,932,229
Loans held for sale                                                                                8,689,351        6,345,624
Loans held for investment, net                                                                 1,720,276,815    1,538,594,590
Federal Home Loan Bank stock                                                                      25,064,100       22,511,300
Accrued interest receivable, net                                                                  19,561,225       15,420,837
Office properties and equipment                                                                   26,440,518       24,620,596
Mortgage servicing rights, net                                                                    23,275,894       21,727,981
Intangible assets                                                                                 11,700,262       12,463,373
Other assets                                                                                       1,878,839        2,543,147
--------------------------------------------------------------------------------------------------------------------------------
  Total assets                                                                               $ 2,322,131,080  $ 2,084,554,155
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                          $ 1,684,500,404  $ 1,471,259,473
Federal funds purchased                                                                           20,000,000       20,000,000
Securities sold under agreements to repurchase                                                   100,000,000                -
Federal Home Loan Bank advances                                                                  348,780,000      444,333,000
Other borrowings                                                                                   5,182,559        5,246,701
Advance payments by borrowers for taxes and insurance                                             10,687,078        5,407,816
Accrued interest payable                                                                           3,388,572        2,516,280
Other liabilities                                                                                 10,771,845        8,515,659
--------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                            2,183,310,458    1,957,278,929
--------------------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                             -                -
Common stock, $.10 par value, 100,000,000 shares authorized, 19,941,630 shares issued
  and outstanding, including 1,617,856 and 1,538,235 shares of treasury stock, respectively        1,994,163        1,994,163
Additional paid-in capital                                                                        34,540,064       34,540,064
Retained earnings                                                                                118,184,297      106,929,097
Treasury stock, at cost                                                                          (15,371,673)     (14,388,670)
Unearned restricted stock                                                                           (294,127)        (591,183)
Accumulated non-owner adjustments to equity, net                                                    (232,102)      (1,208,245)
--------------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                     138,820,622      127,275,226
--------------------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                                 $ 2,322,131,080  $ 2,084,554,155
--------------------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2000 and 1999

                                                                                     THREE MONTHS ENDED SEPTEMBER
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                                  (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                   $ 35,146,246       $ 26,303,498
Interest on mortgage-backed and related securities                                     6,033,062          6,048,938
Interest and dividends on investments                                                    646,680            385,163
--------------------------------------------------------------------------------------------------------------------
  Total interest income                                                               41,825,988         32,737,599
--------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                       19,686,202         14,938,294
Interest on FHLB advances and all other borrowings                                     7,132,929          4,021,465
--------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                              26,819,131         18,959,759
--------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                 15,006,857         13,777,840
Provision for loan losses                                                                302,487             67,615
--------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                 14,704,370         13,710,225
--------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                                5,885,877          5,418,220
Loan servicing fees, net                                                                 949,955            863,359
Premiums and commissions on annuity and insurance sales                                  675,846            702,447
Gain on sales of loans                                                                   811,577            810,149
Other income                                                                             732,763            626,340
--------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                            9,056,018          8,420,515
--------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                     8,876,296          8,066,214
Occupancy and equipment                                                                2,011,015          1,887,824
Communications, postage, and supplies                                                  1,133,439          1,031,772
ATM and debit card expense                                                               727,632            655,935
Advertising and marketing                                                                586,618            592,019
Amortization of intangibles                                                              256,815            257,943
Other expenses                                                                         1,172,802          1,300,987
--------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                          14,764,617         13,792,694
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                           8,995,771          8,338,046
Income tax expense                                                                     3,205,360          2,913,768
--------------------------------------------------------------------------------------------------------------------

  Net income                                                                        $  5,790,411       $  5,424,278
--------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                          $       0.32       $       0.29
Basic earnings per share                                                                    0.32               0.29
Dividends paid per share                                                                    0.11               0.09
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months Ended September 30, 2000 and 1999

                                                                                      NINE MONTHS ENDED SEPTEMBER
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                                  (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                    $98,936,807        $75,292,579
Interest on mortgage-backed and related securities                                    17,428,883         17,793,801
Interest and dividends on investments                                                  1,778,496          1,964,413
--------------------------------------------------------------------------------------------------------------------
  Total interest income                                                              118,144,186         95,050,793
--------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                       52,655,193         45,310,267
Interest on FHLB advances and all other borrowings                                    20,744,754         10,275,042
--------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                              73,399,947         55,585,309
--------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                 44,744,239         39,465,484
Provision for loan losses                                                                606,733            300,543
--------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                 44,137,506         39,164,941
--------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                               16,504,109         14,683,772
Loan servicing fees, net                                                               2,949,262          1,822,716
Premiums and commissions on annuity and insurance sales                                2,026,137          2,058,318
Gain on sales of loans                                                                 1,607,162          6,441,026
Other income                                                                           1,981,314          1,872,505
--------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                           25,067,984         26,878,337
--------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                    26,228,940         23,203,362
Occupancy and equipment                                                                5,916,906          5,642,382
Communications, postage, and supplies                                                  3,176,721          2,981,506
ATM and debit card expense                                                             2,157,340          1,985,648
Advertising and marketing                                                              1,698,783          1,700,544
Amortization of intangibles                                                              770,446            773,830
Other expenses                                                                         3,310,192          4,126,845
--------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                          43,259,328         40,414,117
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                          25,946,162         25,629,161
Income tax expense                                                                     9,227,993          9,027,817
--------------------------------------------------------------------------------------------------------------------

  Net income                                                                         $16,718,169        $16,601,344
--------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
--------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                 $0.91              $0.87
Basic earnings per share                                                                    0.91               0.90
Dividends paid per share                                                                    0.31               0.25
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2000 and 1999

                                    COMMON
                                   STOCK AND                                             ACCUMULATED
                                  ADDITIONAL                                  UNEARNED     NON-OWNER
                                     PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                            CAPITAL      EARNINGS       STOCK         STOCK     TO EQUITY         TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999         $36,534,227   $99,344,783  ($7,074,678)    ($923,724)      $502,051  $128,382,659
                                                                                                     --------------
Net income                                       5,424,278                                               5,424,278
Securities valuation
adjustment,
  net of income taxes                                                                       (828,270)     (828,270)
                                                                                                     --------------
Net income, including
non-owner
  adjustments to equity                                                                                  4,596,008
                                                                                                     --------------
Dividends paid                                  (1,701,611)                                             (1,701,611)
Exercise of stock options                          (78,746)     172,634                                     93,888
Amortization of restricted stock                                              166,270                      166,270
-------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999    $36,534,227  $102,988,704  ($6,902,044)    ($757,454)     ($326,219) $131,537,214
-------------------------------------------------------------------------------------------------------------------


UNAUDITED
-------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000         $36,534,227  $114,176,246 ($15,662,698)    ($230,758)   ($1,736,324) $133,080,693
                                                                                                     --------------
Net income                                       5,790,411                                               5,790,411
Securities valuation
adjustment,
  net of income taxes                                                                      1,504,222     1,504,222
                                                                                                     --------------
Net income, including
non-owner
  adjustments to equity                                                                                  7,294,633
                                                                                                     --------------
Dividends paid                                  (2,015,615)                                             (2,015,615)
Exercise of stock options                         (127,933)     130,712                                      2,779
Restricted stock award                               4,688      160,313      (165,000)                           -
Amortization of restricted stock                   356,500                    101,631                      458,131
-------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000    $36,534,227  $118,184,297 ($15,371,673)    ($294,127)     ($232,102) $138,820,622
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine months Ended September 30, 2000 and 1999

                                      COMMON
                                   STOCK AND                                             ACCUMULATED
                                  ADDITIONAL                                  UNEARNED     NON-OWNER
                                     PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                            CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     $36,534,227   $97,291,807 ($12,722,834)  ($1,256,266)    $2,837,713  $122,684,647
                                                                                                     --------------
Net income                                      16,601,344                                              16,601,344
Securities valuation adjustment,
  net of income taxes                                                                     (3,163,932)   (3,163,932)
                                                                                                      -------------
Net income, including non-owner
  adjustments to equity                                                                                 13,437,412
                                                                                                     --------------
Dividends paid                                  (4,604,298)                                             (4,604,298)
Exercise of stock options                       (6,300,149)  13,786,445                                  7,486,296
Purchase of treasury stock                                   (7,965,655)                                (7,965,655)
Amortization of restricted stock                                              498,812                      498,812

-------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999    $36,534,227  $102,988,704  ($6,902,044)    ($757,454)    ($326,219)  $131,537,214
-------------------------------------------------------------------------------------------------------------------


UNAUDITED
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999     $36,534,227  $106,929,097 ($14,388,670)    ($591,183)  ($1,208,245)  $127,275,226
                                                                                                     --------------
Net income                                      16,718,169                                              16,718,169
Securities valuation
adjustment,
  net of income taxes                                                                       976,143        976,143
                                                                                                     --------------
Net income, including non-owner
  adjustments to equity                                                                                 17,694,312
                                                                                                     --------------
Dividends paid                                  (5,681,052)                                             (5,681,052)
Exercise of stock options                         (259,980)     565,347                                    305,367
Restricted stock award                               4,688      160,313      (165,000)                           -
Purchase of treasury stock                                   (1,708,663)                                (1,708,663)
Amortization of restricted stock                   473,375                    462,056                      935,431

-------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000    $36,534,227  $118,184,297 ($15,371,673)    ($294,127)    ($232,102)  $138,820,622
-------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial
Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2000 and 1999

                                                                                    THREE MONTHS ENDED SEPTEMBER
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                                  (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                          $5,790,411         $5,424,278
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                            316,430             45,636
    Net loan costs deferred                                                             (417,622)          (126,030)
    Amortization (including mortgage servicing rights)                                 1,639,117          1,717,416
    Depreciation                                                                         657,986            628,382
    Gains on sales of loans and other investments                                       (811,577)          (810,149)
    Increase in accrued interest receivable                                           (1,732,056)          (261,473)
    Increase (decrease) in accrued interest payable                                      359,075            (10,434)
    Increase in current and deferred income taxes                                        109,556            886,198
    Other accruals and prepaids, net                                                    (464,743)          (443,698)
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales               5,446,577          7,050,126
  Loans originated for sale                                                          (37,107,904)       (57,066,106)
  Sales of loans originated for sale                                                  35,640,064         46,851,008
--------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operations                                           3,978,737         (3,164,972)
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                                    (6,209,974)       (10,485,334)
  Principal payments on mortgage-backed and related securities available for sale     17,841,437         21,106,196
  Principal payments on mortgage-backed and related securities held for investment     6,937,071         10,245,969
  Loans originated for investment                                                   (199,008,737)      (174,570,715)
  Loan principal repayments                                                           96,376,205         89,376,562
  Sales of loans originated for investment                                             6,996,698          2,192,875
  Sales of real estate                                                                   355,380            232,828
  Additions to office properties and equipment                                        (1,725,277)          (917,948)
  Other, net                                                                             630,384         (1,649,776)
--------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                            (77,806,813)       (64,469,343)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                                 63,793,379         20,816,660
  Long-term advances from Federal Home Loan Bank                                      75,000,000                  -
  Repayment of long-term Federal Home Loan Bank advances                             (61,250,000)       (51,000,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings            (33,605,000)       107,679,000
  Net increase in securities sold under agreements to repurchase                      25,000,000                  -
  Decrease in other borrowings                                                        (2,115,208)        (4,301,600)
  Increase in advance payments by borrowers for taxes and insurance                    1,786,120          2,301,763
  Dividends paid                                                                      (2,015,615)        (1,701,611)
  Other, net                                                                             206,822         (2,917,786)
--------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                         66,800,498         70,876,426
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                    (7,027,578)         3,242,111
Cash and due from banks at beginning of period                                        54,405,783         28,074,422
--------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                         $47,378,205        $31,316,533
--------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                           $40,093,931        $32,476,127
  Interest paid on deposits and borrowings                                            26,460,056         18,970,192
  Income taxes paid                                                                    3,115,803          2,026,320
  Mortgage-backed security swaps                                                     132,280,050                  -
--------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months Ended September 30, 2000 and 1999

                                                                                     NINE MONTHS ENDED SEPTEMBER
                                                                               -------------------------------------
                                                                                     2000               1999
                                                                                  (UNAUDITED)       (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $16,718,169        $16,601,344
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                            660,022            186,689
    Net loan costs deferred                                                             (971,584)          (442,771)
    Amortization (including mortgage servicing rights)                                 4,260,592          5,764,005
    Depreciation                                                                       1,917,550          1,876,572
    Gains on sales of loans and other investments                                     (1,607,162)        (6,441,026)
    Increase in accrued interest receivable                                           (4,140,388)        (1,808,504)
    Increase in accrued interest payable                                                 872,292             75,716
    Increase in current and deferred income taxes                                         80,242          3,866,496
    Other accruals and prepaids, net                                                    (501,912)           222,672
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales              17,287,821         19,901,193
  Loans originated for sale                                                          (83,874,531)      (274,392,774)
  Sales of loans originated for sale                                                  81,534,868        296,109,144
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                 14,948,158         41,617,563
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease in interest-bearing deposits with banks                                     6,411,226         76,202,671
  Purchases of investment securities                                                           -           (941,254)
  Maturities of investment securities                                                    100,000                  -
  Purchases of mortgage-backed and related securities available for sale                       -       (109,817,038)
  Purchases of mortgage-backed and related securities held for investment                      -        (51,163,258)
  Principal payments on mortgage-backed and related securities available for sale     42,207,937         72,401,167
  Principal payments on mortgage-backed and related securities held for investment    21,285,427         41,307,744
  Loans originated for investment                                                   (575,693,148)      (520,044,510)
  Loans purchased for investment                                                     (16,125,836)       (87,653,795)
  Loan principal repayments                                                          266,742,796        359,779,698
  Sales of loans originated for investment                                            10,533,879         23,718,870
  Sales of real estate                                                                 1,248,726          1,317,373
  Additions to office properties and equipment                                        (3,917,302)        (1,762,495)
  Purchases of mortgage servicing rights                                              (1,865,307)                 -
  Other, net                                                                          (1,220,305)        (3,083,761)
--------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                           (250,291,907)      (199,738,588)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposit liabilities                                                213,240,931          6,400,924
  Long-term advances from Federal Home Loan Bank                                     175,000,000         42,000,000
  Repayment of long-term Federal Home Loan Bank advances                             (81,500,000)       (55,915,000)
  Net increase (decrease) in short-term Federal Home Loan Bank borrowings           (189,053,000)       156,705,000
  Net increase in securities sold under agreements to repurchase                     100,000,000                  -
  Decrease in other borrowings                                                           (64,142)           (55,244)
  Increase in advance payments by borrowers for taxes and insurance                    5,279,262          6,328,462
  Purchase of treasury stock                                                          (1,708,663)        (7,965,655)
  Dividends paid                                                                      (5,681,052)        (4,604,298)
  Other, net                                                                           1,642,597          2,900,664
--------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                        217,155,933        145,794,853
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and due from banks                                              (18,187,816)       (12,326,172)
Cash and due from banks at beginning of period                                        65,566,021         43,642,705
--------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                         $47,378,205        $31,316,533
--------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                          $114,003,798        $93,242,289
  Interest paid on deposits and borrowings                                            72,527,655         55,509,593
  Income taxes paid                                                                    9,147,751          5,161,320
  Mortgage-backed security swaps                                                     132,280,050                  -
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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2000, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2000.

         Certain 1999 balances have been reclassified to conform to the 2000 presentation.

NOTE 3--EARNINGS PER SHARE

         Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three and nine month periods ended September 30, 2000, and September 30, 1999, is as follows:

                                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                    -----------------------------------------------------------------------
                                                                  2000                             1999
                                                    -----------------------------------  ----------------------------------
                                                              BASIC        DILUTED             BASIC         DILUTED
---------------------------------------------------------------------------------------------------------------------------
Net income                                                 $ 5,790,411   $  5,790,411      $  5,424,278    $  5,424,278
---------------------------------------------------------------------------------------------------------------------------
Average common shares, net of actual treasury shares        18,313,544     18,313,544        18,902,639      18,902,639

Common stock equivalents based on the treasury stock method          -        151,561                 -         393,666
---------------------------------------------------------------------------------------------------------------------------
  Average common shares and common stock                    18,313,544     18,465,105        18,902,639      19,296,305
equivalents
---------------------------------------------------------------------------------------------------------------------------
Earnings per share                                         $      0.32   $       0.32      $       0.29    $       0.29
---------------------------------------------------------------------------------------------------------------------------
                                                                            NINE  MONTHS ENDED SEPTEMBER 30
                                                    -----------------------------------------------------------------------
                                                                 2000                             1999
                                                    -----------------------------------  ----------------------------------
                                                              BASIC        DILUTED             BASIC        DILUTED
---------------------------------------------------------------------------------------------------------------------------
Net income                                                 $16,718,169   $ 16,718,169      $ 16,601,344    $ 16,601,344
---------------------------------------------------------------------------------------------------------------------------
Average common shares, net of actual treasury               18,310,905     18,310,905        18,475,379      18,475,379
shares
Common stock equivalents based on the treasury stock method          -        161,543                 -         707,094
---------------------------------------------------------------------------------------------------------------------------
  Average common shares and common stock equivalents        18,310,905     18,472,449        18,475,379      19,182,472
---------------------------------------------------------------------------------------------------------------------------
Earnings per share                                         $      0.91   $       0.91      $       0.90    $       0.87
---------------------------------------------------------------------------------------------------------------------------


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

         MEASUREMENT OF SEGMENT PROFIT (LOSS) Management evaluates the after-tax performance of the Corporation's profit centers as if each center were a separate entity--each with its own earning assets, actual and/or allocated non-earning assets, and allocated funding resources. Each profit center has its own interest income, non-interest income, and non-interest expense as captured by the Corporation's accounting systems. Interest expense is allocated to each profit center according to its use of the Corporation's funding sources, which consist primarily of deposit liabilities, Federal Home Loan Bank ("FHLB") advances, other borrowings, and equity. In general, all funding sources are allocated proportionately to each profit center. However, in certain instances specific liabilities may be matched against specific assets of profit centers.

         For segment reporting purposes, management makes certain non-GAAP adjustments and reclassifications to the results of operations and financial condition of the Corporation that, in management's judgement, more fairly reflect the performance and/or financial condition of certain of the Corporation's profit centers.

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The table on the following page summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three and nine month periods ended September 30, 2000 and 1999. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's retail branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.14% and 1.00% of average deposit liabilities outstanding during the three months ended September 30, 2000 and 1999, respectively. The net cost for the nine month periods ending as of the same dates was 1.16% and 1.13%, respectively.

                                                                      THREE MONTHS ENDED SEPTEMBER 30
                                                      ----------------------------------------------------------------
                                                                   2000                             1999
                                                      -------------------------------  -------------------------------
PROFIT CENTER                                          PROFIT (LOSS)  AVERAGE ASSETS     PROFIT (LOSS) AVERAGE ASSETS
----------------------------------------------------------------------------------------------------------------------
Mortgage banking                                          $  910,029  $   41,802,974      $  1,088,410 $   85,206,509
Residential loans                                          1,675,846     829,258,050         1,278,111    598,853,839
Commercial real estate lending                             1,085,300     467,143,657         1,257,806    378,445,853
Consumer lending                                           1,027,581     339,461,088           958,933    263,087,357
Education lending                                          1,089,000     206,506,087           664,173    189,582,381
Investment and mortgage-related securities                   770,314     401,769,097         1,273,976    403,218,896
Other segments                                               (55,508)        274,952           (36,379)       434,253
Non-GAAP adjustments                                        (712,151)   (11,941,546)        (1,060,752)    (9,776,653)
----------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                         $5,790,411  $2,274,274,359      $  5,424,278 $1,909,052,435
----------------------------------------------------------------------------------------------------------------------
                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                      ----------------------------------------------------------------
                                                                   2000                             1999
                                                      -------------------------------  -------------------------------
PROFIT CENTER                                          PROFIT (LOSS)  AVERAGE ASSETS     PROFIT (LOSS) AVERAGE ASSETS
----------------------------------------------------------------------------------------------------------------------
Mortgage banking                                         $ 2,494,487  $   41,440,837      $  2,937,107 $   82,210,589
Residential loans                                          5,195,027     790,824,780         3,830,886    541,565,387
Commercial real estate lending                             3,545,777     446,833,817         3,556,423    364,395,087
Consumer lending                                           2,786,286     315,826,495         2,385,256    249,592,219
Education lending                                          2,923,175     207,572,372         1,986,563    192,574,873
Investment and mortgage-related securities                 2,652,505     391,653,660         3,156,347    426,126,134
Other segments                                              (393,511)        291,122          (257,199)       359,395
Non-GAAP adjustments                                      (2,485,577)    (12,140,831)         (994,039)    (8,198,095)
----------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                        $16,718,169  $2,182,302,251      $ 16,601,344 $1,848,625,589
----------------------------------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

         QUARTER OVERVIEW The Corporation's net income for the three months ended September 30, 2000, was $5.8 million or $0.32 per diluted share compared to $5.4 million and $0.29 in the same period last year. These amounts represented a return on average assets of 1.02% and 1.14%, respectively, and a return on average equity of 16.85% and 16.36%, respectively.

         The increase in net income from 1999 to 2000 was primarily attributable to a $1.2 million increase in net interest income and a $468,000 increase in retail banking fees. These developments were partially offset by a $1.0 million increase in non-interest expense and a $235,000 increase in provision for loan losses. Also contributing was a $292,000 increase in income tax expense, due to higher pre-tax earnings.

         NINE MONTH OVERVIEW The Corporation's net income for the nine months ended September 30, 2000, was $16.7 million or $0.91 per diluted share compared to $16.6 million and $0.87 in the same period last year. These amounts represented a return on average assets of 1.02% and 1.20%, respectively, and a return on average equity of 16.67% and 17.61%, respectively.

         The increase in net income from 1999 to 2000 was primarily attributable to a $5.3 million increase in net interest income, a $1.8 million increase in retail banking fees, and a $1.1 million increase in loan servicing fees. These developments were almost entirely offset by a $4.8 million decline in gain on sales of loans, a $2.8 million increase in non-interest expense, and a $306,000 increase in provision for loan losses. Also contributing was a $200,000 increase in income tax expense, due in part to higher pre-tax earnings.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and nine month periods ended September 30, 2000 and 1999.

         NET INTEREST INCOME Net interest income increased by $1.2 million or 8.9% and $5.3 million or 13.4% during the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in the previous year. Net interest income was favorably impacted in both periods by a substantial increase in the amount of average interest-earning assets outstanding. Average earning assets increased by $356.0 million or 19.8% during the three months ended September 30, 2000, and by $325.2 million or 18.7% during the nine months ended September 30, 2000, as compared to the same periods in 1999. The principal source of this growth was in the Corporation's single-family mortgage loan portfolio. As a result of higher interest rates, customer demand for adjustable-rate mortgage loans increased dramatically in 2000. Because of this, approximately 70% of the Corporation's single-family mortgage loan production in 2000 consisted of adjustable-rate loans, which the Corporation generally retains in its portfolio of loans held for investment. Also contributing to growth in the Corporation's earning assets in 2000 were continued increases in the commercial real estate and consumer loan portfolios. Growth in average earning assets between periods was funded in part by increases in FHLB advances, securities sold under agreements to repurchase, and overnight purchases of federal funds. Also contributing was an increase in the Corporation's deposit liabilities, especially in recent quarters. Refer to "Financial Condition" for additional discussion.

         The Corporation's interest rate spread decreased during both the three and nine month periods ended September 30, 2000, as compared to the same periods in the previous year. Since early 1999, market interest rates have risen substantially, led by short-term rates, which have increased by almost 200 basis points since the beginning of 1999. Although this environment has resulted in an increase in the average yield on the Corporation's earning assets, the Corporation's interest-bearing liabilities tend to reprice more quickly than its earning assets, which has resulted in a decline in the Corporation's average interest rate spread in 2000. The Corporation's average interest spread was 2.58% and 2.55% during the three and nine month periods ended September 30, 1999, respectively. This compares to 2.26% and 2.41% during the same periods in 2000, respectively. Continued increases in market interest rates, if any, could have additional adverse effects on the Corporation's interest rate spread in future periods. In addition, an inverted yield curve environment, such as that which has developed more recently, could also have an adverse impact on the Corporation's interest rate spread, given the propensity of the Corporation's assets to reprice off a longer end of the yield curve than its liabilities. Refer to Item 3, "Quantitative and Qualitative Disclosures about Market Risk" for additional discussion.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and nine month periods ended September 30, 2000 and 1999.

                                                THREE MONTHS ENDED SEPTEMBER 30, 2000     THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                                  AVERAGE                      YIELD/       AVERAGE                    YIELD/
                                                  BALANCE    INTEREST           COST        BALANCE      INTEREST       COST
-------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans                   $  808,200     $15,052         7.45%     $  617,807      $10,696       6.93%
  Commercial real estate loans                      443,651       8,873         8.00         358,775        7,075       7.89
  Consumer loans                                    318,855       6,890         8.64         246,353        5,116       8.31
  Education loans                                   196,592       4,331         8.81         180,861        3,416       7.55
--------------------------------------------------------------------------------------------------------------------------------
    Total loans                                   1,767,296      35,146         7.95       1,403,795       26,303       7.49
Mortgage-backed and related securities              350,268       6,033         6.89         367,164        6,049       6.59

Investment securities                                   782          10         4.98           1,037           11       4.24
Interest-bearing deposits with banks                 10,365         166         6.39           9,989          124       4.97

Other earning assets                                 24,574         471         7.67          15,295          250       6.54
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                 2,153,285      41,826         7.77       1,797,281       32,738       7.29
Non-interest-earning assets:
  Office properties and equipment                    25,882                                   24,521
  Other assets                                       95,107                                   87,250
--------------------------------------------------------------------------------------------------------------------------------
    Total assets                                 $2,274,274                               $1,909,052
--------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts                       $  109,570     $   409         1.49%     $  111,155      $   416       1.50%
  Checking accounts                                  75,200         143         0.76          70,829          134       0.76
  Money market accounts                             155,099       1,682         4.34         178,478        1,651       3.70
  Certificates of deposit                         1,130,629      17,451         6.17         945,388       12,737       5.39
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits               1,470,499      19,685         5.35       1,305,850       14,938       4.58
FHLB advances                                       361,737       5,318         5.88         293,140        3,964       5.41
Other borrowings                                    116,459       1,815         6.23          13,189           58       1.76
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities            1,948,695      26,818         5.51       1,612,179       18,960       4.70

Non-interest-bearing liabilities:
  Non-interest-bearing deposits                     169,379                                  149,940
  Other liabilities                                  18,766                                   14,304
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                             2,136,839                                1,776,423
Stockholders' equity                                137,435                                  132,629
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and                        $2,274,274                               $1,909,052
stockholders' equity
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             $15,007                                   $13,778
--------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                            2.26%                                   2.58%
--------------------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of average
  earning assets                                                                2.79%                                   3.07%
--------------------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to average
  interest-bearing liabilities                                                110.50%                                 111.48%
--------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands                                NINE MONTHS ENDED SEPTEMBER 30, 2000        NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                        AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                                        BALANCE    INTEREST        COST          BALANCE     INTEREST      COST
------------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans                      $  769,756   $  42,217         7.31%    $   561,274     $ 29,600       7.03%
  Commercial real estate loans                         423,766      25,204         7.93         345,340       20,628        7.96
  Consumer loans                                       296,136      18,826         8.48         233,486       14,529        8.30
  Education loans                                      197,639      12,690         8.56         183,699       10,536        7.65
------------------------------------------------------------------------------------------------------------------------------------
    Total loans                                      1,687,297      98,937         7.82       1,323,799       75,293        7.58
Mortgage-backed and related securities                 341,267      17,429         6.81         363,563       17,794        6.53

Investment securities                                      806          30         5.04           1,028           33        4.28
Interest-bearing deposits with banks                    10,227         430         5.61          36,389        1,270        4.65
Other earning assets                                    24,127       1,318         7.28          13,747          661        6.41
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                    2,063,725     118,144         7.63       1,738,526       95,051        7.29
Non-interest-earning assets:
  Office properties and equipment                       25,275                                   24,860
  Other assets                                          93,302                                   85,240
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                    $2,182,302                              $ 1,848,626
------------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts                          $  110,099   $   1,225         1.48%    $   109,733     $  1,336        1.62%
  Checking accounts                                     74,686         415         0.74          69,713          426        0.81
  Money market accounts                                163,229       4,928         4.03         177,233        4,959        3.73
  Certificates of deposit                            1,052,315      46,087         5.84         943,879       38,589        5.45
------------------------------------------------------------------------------------------------------------------------------------
    Total deposits                                   1,400,329      52,655         5.01       1,300,558       45,310        4.65
FHLB advances                                          384,394      16,608         5.76         253,839        9,997        5.25
Other borrowings                                        89,973       4,137         6.13          10,142          278        3.65
------------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities               1,874,696      73,400         5.22       1,564,539       55,585        4.74

Non-interest-bearing liabilities:
  Non-interest-bearing deposits                         56,541                                  141,417
  Other liabilities                                     17,327                                   16,994
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                2,048,564                                1,722,950
Stockholders' equity                                   133,738                                  125,676
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity      $2,182,302                              $ 1,848,626
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                              $  44,744                                  $ 39,466
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                               2.41%                                    2.55%
------------------------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of average
  earning assets                                                                   2.89%                                    3.03%
------------------------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to average
  interest-bearing liabilities                                                   110.08%                                  111.12%
------------------------------------------------------------------------------------------------------------------------------------

         PROVISION FOR LOAN LOSSES Provision for loan losses was $302,000 and $68,000 during the three months ended September 30, 2000 and 1999, respectively. It was $607,000 and $301,000 during the nine month periods ended as of the same dates, respectively. Since 1997, the Corporation's provision for loan losses has approximated its actual net charge-off activity. However, in the most recent quarter, the Corporation recorded $195,000 in provision for loan losses over-and-above its actual net charge-off activity. This additional provision was recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management. This addition was considered proper in light of significant growth in the Corporation's loans held for investment in recent periods, an increased mix of higher-risk consumer and commercial real estate loans, and a modest increase in non-performing and classified assets. As of September 30, 2000 and December 31, 1999, the Corporation's allowance for loan losses was $7.8 million and $7.6 million, respectively, or 0.45% and 0.50% of loans held for investment, respectively. The allowance for loan and real estate losses was 324% and 365% of non-performing assets as of the same dates, respectively. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations.

         NON-INTEREST INCOME Non-interest income for the three months ended September 30, 2000 and 1999, was $9.1 million and $8.4 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1999 to 2000.

         Retail banking fees and service charges increased by $468,000 or 8.6% during the three months ended September 30, 2000, as compared to the same period in the previous year. Most of this improvement can be attributed to 9.7% in annualized growth in the number of checking accounts serviced by the Corporation since December 31, 1998. Also contributing, however, was an increase in the per-item charge for overdrafts on checking accounts that was instituted in the second quarter of 1999.

         Loan servicing fees increased by $87,000 or 10.0% during the three months ended September 30, 2000, as compared to the same period in the previous year. This increase was principally caused by a $107.3 million or 5.6% increase in the average amount of loans serviced for others in the most recent quarter as compared to the same period in 1999. During the second quarter of 2000, the Corporation purchased mortgage servicing rights related to $142.4 million in fixed-rate residential mortgage loans secured by properties located in the state of Iowa. In addition, during the most recent quarter, the Corporation securitized $132.3 million of its own adjustable-rate residential mortgage loans into mortgage-backed securities ("MBSs"). The principal balance related to these securities has been included in the amount reported as loans serviced for others even though the Corporation has retained the securities. Excluding these transactions, the Corporation's average loans serviced for others would have declined in the most recent period as compared to the same period in 1999. As a result of higher interest rates in 2000, customer demand for fixed-rate mortgage loans has diminished. The Corporation generally sells such loans in the secondary market, but retains the servicing. Accordingly, increases in the Corporation's loans serviced for others caused by sales of fixed-rate mortgage loans has been unable to keep pace with decreases caused by normal principal amortization, maturities, and prepayments.

         Non-interest income for the nine months ended September 30, 2000 and 1999, was $25.1 million and $26.9 million, respectively. Most of the decrease in 2000 was the result of a $4.8 million decline in gain on sale of loans from $6.4 million in 1999 to $1.6 million in 2000. This decline was primarily attributable to a $227.8 million or over 70% decrease in the Corporation's mortgage loan sales. This decrease was caused by a substantially higher interest rate environment in 2000 as compared to 1999, which significantly reduced the Corporation's fixed-rate residential mortgage loan production, as previously described.

         The decrease in gain on sale of loans was offset in part by a $1.8 million or 12.4% increase in retail banking fees and a $1.1 million or approximately 60% increase in loan servicing fees. Reasons for the increase in retail banking fees are substantially the same as those given in a preceding paragraph. The improvement in loan servicing fees over the previous year was principally the result of higher interest rates, which reduced the impact of loan prepayments on the Corporation's mortgage servicing rights. During the first quarter of 1999, the Corporation recorded $1.0 million in losses on its mortgage servicing rights over-and-above that which management considered to be normal periodic amortization. This compared to no such losses in 2000.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended September 30, 2000 and 1999, was $14.8 million and $13.8 million, respectively, which was 2.59% and 2.89% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1999 to 2000.

         Compensation and employee benefits increased by $810,000 or 10.0% during the three months ended September 30, 2000, as compared to the same period in the previous year. This increase was primarily attributable to normal annual merit increases and growth in the number of banking facilities operated by the Corporation. Since December 31, 1998, the Corporation has opened seven retail banking facilities and intends to open another four during the remainder of 2000, although there can be no assurances. As of September 30, 2000, the Corporation had 871 full-time equivalent employees. This compares to 831 and 819 as of December 31, 1999, and September 30, 1999, respectively.

         Occupancy and equipment expenses increased by $123,000 or 6.5% during the three months ended September 30, 2000, as compared to the same period in the previous year. In addition, communications, postage, and office supplies expense increased by $102,000 or 9.9% over the same period. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $72,000 or 10.9% during the three months ended September 30, 2000, as compared to the same period in the previous year. This increase corresponds to an increase in the number of checking accounts serviced by the Corporation, as previously described, as well as an increase in the number of ATMs operated by the Corporation.

         Other non-interest expense decreased by $128,000 or 9.9% during the three months ended September 30, 2000, as compared to the same period in the previous year. This decrease was due principally to a $126,000 or over 60% decline in deposit insurance premiums paid to the Federal Deposit Insurance Corporation ("FDIC") in 2000 as compared to 1999. This decline was caused by a decrease in the amount thrift institutions are charged for their share of the bond obligation of a government agency known as the Finance Corporation ("FICO").

         Non-interest expense for the nine months ended September 30, 2000 and 1999, was $43.3 million and $40.4 million, respectively, which was 2.64% and 2.92% of average assets during such periods, respectively. This increase was primarily the result of a $3.0 million or 13.0% increase in compensation and employee benefits, as well as smaller increases in most of the Corporation's other non-interest expense categories. The explanations for these changes are substantially the same as those given in previous paragraphs for the three month periods, except as noted in the following paragraphs.

         On a year-to-date comparison basis, compensation and employee benefits expense was also impacted by a $948,000 or almost 70% increase in employee healthcare reimbursements. The Corporation is "self-insured" with respect to such costs, but has purchased "stop-loss" insurance coverage at both the employee-group and individual employee levels. This insurance coverage limits the Corporation's exposure to catastrophic levels of healthcare claims. During 2000, the Corporation experienced an abnormally high dollar amount of healthcare claims by its employees. Although there can be no assurances, management expects healthcare claims to moderate in the immediate future. Assuming historical claim trends, the Corporation's employee-group stop-loss insurance coverage will most likely be triggered later in the year, which may reduce the Corporation's healthcare costs in the final quarter of 2000. However, as previously mentioned, there can be no assurances.

         Contributing to the decline in other non-interest expenses on a year-to-date basis was the fact that 1999 included a payment of $152,000 in sales and use taxes to the State of Wisconsin for prior years. In addition, costs associated with the servicing of loans for the Federal National Mortgage Association ("FNMA") were lower in 2000 than they were in 1999. Under the terms of its servicing agreement with FNMA, the Corporation is required to forward a full month's interest when certain loans payoff early, regardless of the actual date the loan pays off. A higher interest rate environment and lower prepayment activity in 2000 has resulted in lower payments of such amounts to FNMA.

         INCOME TAX EXPENSE Income tax expense for the three months ended September 30, 2000 and 1999, was $3.2 million and $2.9 million, respectively, or 35.6% and 34.9% of pretax income, respectively. Income tax expense for the nine months ended September 30, 2000 and 1999, was $9.2 million and $9.0 million, respectively, or 35.6% and 35.2% of pretax income, respectively.

         SUBSEQUENT EVENT In October the Corporation sold a piece of real estate in Madison, Wisconsin, that it had held for a number of years in anticipation of placing a retail branch at the location. The Corporation elected to forego this opportunity, sold the property, and recorded a pre-tax gain of approximately $1.2 million on the sale. This gain will be recorded in the fourth quarter.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the three and nine month periods ended September 30, 2000 and 1999. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under
Part I, Item I, "Financial Statements", for a summary of the after-tax profit
(loss) of each of the Corporation's profit centers.

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities decreased by $178,000 or 16.4% and $443,000 or 15.1% during the three and nine month periods ended September 30, 2000. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. A higher interest rate environment in 2000 has resulted in a significant decrease in originations of single-family residential loans. During the nine months ended September 30, 2000, the Corporation's mortgage banking operation originated $397.5 million in single-family residential loans compared to $520.8 million during the same period in 1999. The unfavorable impact of reduced originations was offset somewhat by increased earnings from the profit center's mortgage servicing activities, as described more fully in "Non-Interest Income", above.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio increased by $398,000 or 31.1% and $1.4 million or 35.6% during the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in the previous year. In 2000, the performance of this profit center was favorably impacted by a significant increase in its average assets, which increased by $249.3 million or 46.0% compared to the previous year. This increase was chiefly the result of a higher interest rate environment. Such environments tend to increase customer preference for adjustable-rate mortgage loans, which the Corporation generally retains in its portfolio. In addition, higher interest rate environments tend to discourage loan prepayment activity on the part of existing borrowers. The improvement caused by increased volume was offset in part by a narrower interest rate margin on the portfolio. This development was caused by the same interest rate environment, which resulted in a larger increase in the portfolio's cost of funds than it did in its gross yield. Refer to "Net Interest Income", above, for additional information.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending decreased by $173,000 or 13.7% and $11,000 or 0.3% during the three and nine months ended September 30, 2000, as compared to the same period in the previous year. In 2000, commercial real estate lending benefited from a substantial increase in its average assets, which increased by $82.4 million or 22.6% during the nine months ended September 30, 2000, as compared to the same period in 1999. However, the improvement caused by increased volume was more than offset by a narrower interest rate margin in the profit center. This development was caused by a higher interest rate environment, which resulted in a large increase in the profit center's cost of funds. In contrast, the gross yield on the commercial real estate loan portfolio has not increased substantially in 2000 due to competitive pressures that have prevented the yield from increasing along with other interest rate measures. Refer to "Net Interest Income" for additional information.

                  CONSUMER LENDING Profits from the Corporation's consumer lending activities increased by $69,000 or 7.2% and $401,000 or 16.8% during the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in the previous year. These improvements were principally the result of a substantial increase in the profit center's average assets, which increased by $66.2 million or 26.5% during the nine months ended September 30, 2000, as compared to the same period in 1999. The improvement caused by increased volume was partially offset by a narrower interest rate margin in the profit center. This development was caused by a higher interest rate environment, which resulted in a larger increase in the profit center's cost of funds than it did in the gross yield on its assets. Refer to "Net Interest Income" for additional information.

                  EDUCATION LENDING Profits from education lending increased by $425,000 or over 60% and $937,000 or almost 50% during the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in the previous year. In 2000, education loans have benefited from a higher interest rate environment, which increased the gross yield on such loans by over 90 basis points during the first nine months of 2000 as compared to the same period in 1999 (refer to "Net Interest Income" for additional information). In addition, the net interest margin of this profit center was assisted by a stable cost of funds, which did not increase significantly in 2000 for this profit center despite higher interest rates. During 2000, the Corporation modified the funding source assumptions for this profit center, allocating to it a larger portion of lower cost deposits, such as money market savings, than had been allocated to it in the past. The impact of this change balanced somewhat the impact of higher interest rates on the profit center's overall cost of funds. Also, average assets associated with education loans increased by $15.0 million or 7.8% during the nine months ended September 30, 2000, as compared to the same period in 1999. Finally, the most recent quarter included a $197,000 gain on the sale of $4.8 million in education loans. The same period last year included an $89,000 gain on the sale of $2.2 million in loans.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio declined by $504,000 or almost 40% and by $504,000 or 16.0% during the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in the previous year. In 2000, the results of this profit center have been significantly impacted by a decline in the average assets associated with the profit center. Average assets for the nine months ended September 30, 2000, declined by $34.5 million or 8.1% compared to the previous year. Also contributing to the decline in profits was a decrease in the net interest margin on the portfolio. This development was principally caused by higher interest rates, which resulted in a larger increase in the portfolio's cost of funds than it did in its gross yield (refer to "Net Interest Income" for additional information).

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

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were $(712,000) in the third quarter of 2000 compared to $(1.1) million in the third quarter of 1999. On a year-to-date basis, non-GAAP adjustments in 2000 were $(2.5) million compared to $(994,000) in 1999. The changes between these periods were principally caused by changes in non-GAAP adjustments recorded in the mortgage banking profit center. On a year-to-date basis this profit center originated more loans for the Bank's residential loan portfolio in 2000 than it did in 1999. In the third quarter of 2000, however, the profit center originated fewer loans for the Bank's portfolio than it did in 1999. Increases (decreases) in such activity generally result in larger (smaller) internal adjustments to compensate the mortgage banking profit center for its efforts related to such originations. In addition, in 1999 the mortgage banking profit center experienced a higher level of internal charge-offs related to its mortgage servicing operations, due to a lower interest rate environment and higher levels of loan prepayments.

                  NET COST TO ACQUIRE AND MAINTAIN DEPOSIT LIABILITIES In addition to the after-tax performance of the aforementioned profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities. The net cost to acquire and maintain deposit liabilities was 1.14% and 1.00% of average deposit liabilities outstanding during the three months ended September 30, 2000 and 1999, respectively. The net cost for the nine months ending as of the same dates was 1.16% and 1.13%, respectively. The Corporation's profit centers are allocated a share of the net cost to acquire and maintain deposit liabilities according to their proportionate use of such deposits as a funding source. As such, changes in the net cost to acquire and maintain deposit liabilities also have an impact on the profits of most of the Corporation's profit centers. The increase in the Corporation's net cost to acquire and maintain deposits has increased in 2000 principally as a result of increased openings of new retail banking facilities in 2000 as compared to 1999. In 2000, the Corporation has opened four new facilities and is in the process of opening another four (although there can be no assurances). The Corporation opened only three new retail banking facilities in 1999.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $237.6 million or 11.4% during the nine months ended September 30, 2000. This increase was the result of a $181.7 million or 11.8% increase in loans held for investment and a $69.6 million or 19.5% aggregate increase in mortgage-backed and related securities. These increases were primarily funded by a $213.2 million or 14.5% increase in deposit liabilities.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in mortgage-backed and related securities increased by $69.6 million or 19.5% during the nine months ended September 30, 2000. This increase was caused by the transfer of $132.3 million in adjustable-rate residential mortgage loans from loans held for investment to mortgage-backed and related securities, as a result of the securitization of such loans into MBSs. The increase caused by this transaction was offset in part by the normal periodic amortization of the mortgage loans that support the Corporation's portfolio of mortgage-backed and related securities.

         The securitization of adjustable-rate residential mortgage loans into MBSs improves the liquidity of the related assets and increases the Corporation's borrowing capacity by making such assets acceptable as collateral for reverse-repurchase agreements. MBSs also receive better treatment under the FHLB's current collateralization guidelines. In addition, the Corporation has transferred the credit risk associated with the underlying loans to the issuer of the MBSs, the Federal Home Loan Mortgage Corporation ("FHLMC"), through the payment of a standard guarantee fee. As a result of this risk transfer, the MBSs receive better treatment under current regulatory risk-based capital guidelines.

         LOANS HELD FOR INVESTMENT The Corporation's portfolio of loans held for investment increased by $181.7 million or 11.8% during the nine months ended September 30, 2000. Adding in the securitization discussed in the previous paragraphs, this increase would have been $314.0 million or approximately 20%. During the nine months ended September 30, 2000, the Corporation originated $279.8 million in adjustable-rate single-family mortgage loans, $180.9 million in consumer loans (consisting mostly of second mortgages), $89.4 million in commercial real estate loans, and $29.3 million in education loans. During the same period, the Corporation experienced little loan prepayment and refinance activity, due to higher interest rates, as previously described. As a result of these factors, the Corporation has experienced strong growth in its loans held for investment in recent periods.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $213.2 million or 14.5% during the nine months ended September 30, 2000. Management attributes this growth to higher short-term rates and recent volatility in other financial markets, which has made traditional bank financial offerings more attractive to consumers. In addition, during 2000 the Corporation has issued $41.4 million in certificates of deposit through third-party broker-dealers. These deposits were acquired at terms substantially the same as those available through borrowings from the FHLB, except that such deposits do not require the posting of collateral, as is the case with borrowings from the FHLB.

         FHLB ADVANCES AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation's FHLB advances declined by $95.6 million or 21.5% during the nine months ended September 30, 2000. These borrowings were replaced by $100.0 million in borrowings under reverse-repurchase agreements, more formally known as "securities sold under agreements to repurchase".

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $2.5 million or 0.11% of total assets at September 30, 2000, compared to $2.1 million or 0.10% of total assets at December 31, 1999. In addition to non-performing assets, at September 30, 2000, management was closely monitoring $5.2 million in assets which it had classified as doubtful, substandard, or special mention. This compares to $3.3 million in such assets at December 31, 1999. During the most recent quarter, the Corporation experienced a $1.8 million or over 280% increase in loans that are delinquent 60-89 days. As a matter of practice, delinquent loans are classified as "substandard" when they reach 60 days past due, but are not considered "non-performing" until they reach 90 days past due. The increase in loans 60-89 days past due was principally caused by three independent builders that are experiencing problems with a number of small single-family projects. Although foreclosure on some or all of the loans may be necessary, management does not expect to incur a significant loss at this time, if any. However, there can be no assurances.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain specified levels of qualifying types of U.S government, federal agency, and other mortgage-related and investment securities of not less than 4% of net withdrawable accounts and short-term borrowings. The Bank was in full compliance with these regulations during the three and nine months ended September 30, 2000.

         The Corporation's stockholders' equity ratio as of September 30, 2000, was 5.98% of total assets. The Corporation's long-term objective is to maintain its stockholders' equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1.1% and 16.5%, respectively. The Corporation is below its target range as of September 30, 2000, as a result of strong asset growth in recent periods, as well as stock repurchases during the fourth quarter of 1999 and, to a lesser extent, the first quarter of 2000. The Corporation expects its equity ratio to return to its target range during the next 12 to 24 months, although there can be no assurances.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the Office of Thrift Supervision ("OTS") and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At September 30, 2000, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $5.7 million and $4.6 million during the nine months ended September 30, 2000 and 1999, respectively. These amounts equated to dividend payout ratios of 34.0% and 27.7% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On October 24, 2000, the Corporation's Board of Directors declared a regular quarterly dividend of $0.11 per share payable on December 7, 2000, to shareholders of record on November 16, 2000.

         During the nine months ended September 30, 2000, the Corporation repurchased 143,904 shares of common stock at a cost of $1.7 million under its 1999 stock repurchase plan (the "1999 Plan"). As of September 30, 2000, 219,506 shares remain to be purchased under the 1999 Plan. On April 18, 2000, the Corporation's Board of Directors extended the 1999 Plan for another twelve months and approved a new plan to repurchase up to 913,554 shares of the Corporation's outstanding common stock (the "2000 Plan"). The shares may be repurchased from time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the nine months ended September 30, 2000, the Corporation reissued 64,283 shares of common stock out of its inventory of treasury stock with a cost basis of $726,000. In general, these shares were issued upon the exercise of stock options by or the issuance of restricted stock to employees and directors of the Corporation.


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

         As of September 30, 2000, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 1999.

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


                                                      FIRST FEDERAL CAPITAL CORP


/s/ Thomas W. Schini                                  November 3, 2000
Thomas W. Schini
Chairman of the Board and
Chief Executive Officer
(duly authorized officer)


/s/ Jack C. Rusch                                     November 3, 2000
Jack C. Rusch
President and Chief Operating Officer