Form 10-K
period 2000-12-31
FIRST FEDERAL CAPITAL CORP
filed 2001-03-21
CIK 851207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from....................to............................
Commission file number...................................................0-18046


                           FIRST FEDERAL CAPITAL CORP
             (Exact name of Registrant as specified in its charter)


WISCONSIN                                                             39-1651288
(State or other jurisdiction of incorporation or                   (IRS employer
organization)                                                identification no.)

605 STATE STREET
LA CROSSE, WISCONSIN                                                       54601
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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as the Registrant has been subject to such requirements), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of March 6, 2001, was approximately $192.4 million. This amount was based on the closing price of $12.75 per share of the Registrant's common stock as of the same date.

The number of shares of common stock of the Registrant outstanding as of March 6, 2001, was 18,329,998 (net of 1,611,632 shares held as treasury stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                           FORM 10-K TABLE OF CONTENTS

PART I                                                                                                    Page

             Item 1--Business..............................................................................2

             Item 2--Properties...........................................................................14

             Item 3--Legal Proceedings....................................................................14

             Item 4--Submission of Matters to a Vote of Security Holders..................................14

PART II

             Item 5--Market for Registrant's Common Equity and Related Stockholder Matters................15

             Item 6--Selected Financial Data..............................................................16

             Item 7--Management's Discussion and Analysis of Financial Condition and Results of
                     Operations...........................................................................17

             Item 7A--Quantitative and Qualitative Disclosures about Market Risk..........................31

             Item 8--Financial Statements and Supplementary Data..........................................34

             Item 9--Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure...........................................................................61

PART III

             Item 10--Directors and Executive Officers of the Registrant..................................62

             Item 11--Executive Compensation..............................................................62

             Item 12--Security Ownership of Certain Beneficial Owners and Management......................62

             Item 13--Certain Relationships and Related Transactions......................................62

PART IV

             Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................62

SIGNATURES................................................................................................64

EXHIBITS..................................................................................................66

FORWARD-LOOKING STATEMENTS

         This report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include words and phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "is estimated", "is projected", "intends to", or similar expressions. Forward-looking statements are based on management's current expectations. Examples of factors which could cause future results to differ from management's expectations include, but are not limited to, the following: general economic and competitive conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; general market rates of interest; interest rates on competing investments; interest rates on funding sources; consumer demand for deposit and loan products and services; consumer demand for other financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolios. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results may differ materially from management's current expectations.

         Management of the Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

FIRST FEDERAL CAPITAL CORP

         The Corporation was incorporated under the laws of the State of Wisconsin in 1989. In that year the Corporation also became the savings and loan holding company for the Bank upon its conversion from mutual to stock form. The Corporation currently owns all of the outstanding capital stock of the Bank, which is the principal asset of the Corporation. The Corporation's principal office is located at 605 State Street, La Crosse, Wisconsin, 54601, and its telephone number is (608) 784-8000.

FIRST FEDERAL SAVINGS BANK LA CROSSE-MADISON

         The Bank was founded in 1934 and is a federally-chartered, federally-insured, savings bank headquartered in La Crosse, Wisconsin. The Bank's primary business is retail community banking, which includes attracting deposits from and making loans to the general public. In addition to deposits, the Bank obtains funds through borrowings from the Federal Home Loan Bank of Chicago ("FHLB"), as well as through other sources such as securities sold under agreements to repurchase and purchases of federal funds. These funding sources are principally used to originate loans, including single-family residential loans, commercial real estate loans, consumer loans, and education loans. The Bank also purchases single-family residential and commercial real estate loans from third-party financial institutions and invests in mortgage-backed and related securities. The Bank is also an active seller of residential loans in the secondary market.

         The Bank's primary market areas for conducting its activities consist of communities located in the western, south-central, and eastern portions of Wisconsin and the northern portion of Illinois, as well as contiguous counties in Iowa and Minnesota. The Bank maintains 72 banking offices in its market areas. Twenty-one of these offices are located in the Madison metropolitan area, six in the La Crosse metropolitan area, five in the city of Eau Claire, four in the city of Appleton, three in the cities of Beloit and Hudson, and two each in the cities of Green Bay, Kenosha, Janesville, Neenah, and Oshkosh, Wisconsin. The Bank also maintains one retail banking facility in fourteen other cities located throughout its market area in Wisconsin, as well as four offices in Rockford, Illinois. The Bank also has separate residential loan production offices in Appleton and Janesville, Wisconsin.

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

LENDING ACTIVITIES

         GENERAL The principal categories of loans in the Bank's portfolio are conventional real estate loans secured by single-family residences, commercial real estate loans secured by multi-family residential and non-residential real estate, consumer loans secured primarily by second mortgages on single-family residences and automobiles, and government-guaranteed education loans. Although the Bank also originates single-family residential loans that are insured or partially guaranteed by federal and state agencies, the Bank does not generally retain such loans in its residential loan portfolio. As of December 31, 2000, approximately 75% of the Bank's total assets consisted of loans held for investment purposes.

         RESIDENTIAL LENDING Single-family residential loans accounted for approximately 40% of the Bank's gross loans as of December 31, 2000. Applications for single-family residential and construction loans are accepted by commission-based employees of the Bank at nineteen locations (seventeen of which are located with deposit-taking offices) and by salaried employees at certain other deposit-taking offices that are able to handle such applications.

         In general, the Bank retains in its portfolio only single-family residential mortgage loans that provide for periodic adjustments of the interest rate ("adjustable-rate mortgage loans"). These loans generally have terms of up to 30-years and interest rates which adjust every one to two years in accordance with an index based on the yield on certain U.S. government securities. A portion of these loans may guarantee borrowers a fixed rate of interest for the first three to five years of the loan's term. Furthermore, most of these loans have annual interest rate change limits ranging from 1% to 2% and maximum lifetime interest rates ranging from 11% to 16%. It is the Bank's normal practice to discount the interest rate it charges on its adjustable-rate mortgage loans during the first one to five years of the loan, which has the effect of reducing a borrower's payment during such years. In addition, most of the Bank's adjustable-rate mortgage loan agreements permit borrowers to convert their adjustable-rate loans to fixed-rate loans under certain circumstances in exchange for a fee. Upon conversion, the Bank generally sells such loans in the secondary market.

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

         Although the Bank generally retains only adjustable-rate mortgage loans in its portfolio, it continues to originate fixed-rate mortgage loans in order to provide a full range of products to its customers. In general, such loans are originated only under terms, conditions, and documentation standards that make such loans eligible for sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the FHLB, and other institutional investors. The Bank generally sells these loans at the time they are originated. In addition, the Bank generally sells any adjustable-rate mortgage loans that convert to fixed-rate loans in accordance with options granted to such borrowers in the original loan documents, as previously described. Sales of mortgage loans provide additional funds for lending and other business purposes and have generally been under terms that do not provide for any recourse to the Bank by the purchaser. In the case of sales to the FHLB, however, the Bank retains a small share of the credit risk on the underlying loans in exchange for a credit enhancement fee. The Bank on occasion has also retained the credit risk on certain securitizations of its own loans into mortgage-backed securities ("MBSs").

         The Bank's general policy is to lend up to 80% of the independently appraised value of the property securing a first mortgage loan (referred to as the "loan-to-value ratio"). The Bank will occasionally lend in excess of an 80% loan-to-value ratio on a first mortgage loan, but will generally require the borrower to obtain mortgage impairment insurance on the portion of the loan that exceeds 80%. The Bank receives commission revenue from the independent insurance providers that sell such policies to the Bank's loan customers. Beginning in 2001, a wholly-owned, second-tier subsidiary of the Bank will also receive premium revenue on the sale of such policies. This revenue will be received in exchange for the subsidiary's reinsurance of a portion of the mortgage impairment risk. Refer to "Subsidiaries", below, for additional discussion.

         In 2001, the Bank will begin to offer loan programs to qualifying borrowers with good credit standing which will enable them to obtain a second mortgage loan from the Bank in conjunction with their first mortgage loan. Under these programs, the combined principal balance of the loans will not exceed 100% of the property's value and the Bank will waive the requirement for mortgage impairment insurance.

         The Bank also originates loans to individuals to construct single-family residences. Such loans accounted for approximately 3% of the Bank's gross loans as of December 31, 2000. Construction loans may be made without commitments to purchase the property being constructed and the borrower may not have take-out commitments for permanent financing on hand at the time of origination. Construction loans generally have a maturity of 6 to 12 months and a fixed rate of interest, with payments being made monthly on an interest-only basis. Construction loans are otherwise underwritten and approved in the same manner as other single-family residential loans. Construction loans, however, are generally considered to involve a higher degree of risk than conventional residential mortgage loans. This is because the risk of loss is largely dependent on the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds, if necessary.

         In addition to servicing the loans in its own portfolio, the Bank continues to service most of the loans that it sells to third-party investors (commonly referred to as "loans serviced for others"). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making such payments on behalf of borrowers when they are due. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate.

         When the Bank services loans for others, it is compensated for the aforementioned services through the retention of a servicing fee from borrowers' monthly payments. The Bank pays the third-party investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers. The difference, typically 25 basis points or more, is retained by the Bank and recognized as servicing fee income over the lives of the loans, net of amortization of capitalized servicing rights. The Bank also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds. The Bank also purchases mortgage servicing rights from third parties for which it retains an agreed-upon fee from borrowers' monthly payments, as previously described. The Bank performs substantially the same services for these loans as it does on its own originations.

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

         COMMERCIAL REAL ESTATE LENDING Multi-family residential loans and non-residential real estate loans (together "commercial real estate loans") accounted for approximately 13% and 11%, respectively, of the Bank's gross loans as of December 31, 2000. Applications for commercial real estate loans are accepted at the Bank's main office in La Crosse, as well as offices in Madison, Appleton, and Milwaukee, Wisconsin, and Rockford, Illinois. All underwriting and approval of such loans, however, is performed at the Bank's main office in La Crosse, as is the servicing of such loans on an on-going basis. It is the Bank's general policy to restrict its commercial real estate lending to loans secured by properties located within a 300-mile radius of La Crosse, which includes all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota.

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

         Applications for commercial real estate loans are generally obtained from existing borrowers, direct contacts by loan officers, and referrals. In general these loans have amortization periods ranging from 20 to 30 years, mature in ten years or less, and have interest rates which are fixed for one to five years--thereafter adjusting in accordance with a designated index that is generally subject to a floor and a ceiling. Loan-to-value ratios on the Bank's commercial real estate loans may be as high as 80% for loans secured by Type A properties and 75% or lower for commercial real estate loans secured by Type B properties. In addition, as part of the criteria for underwriting commercial real estate loans, the Bank generally imposes on potential borrowers a "debt coverage ratio" (the ratio of net cash from operations before payment of debt service to debt service). This ratio ranges from 115% to 120% for loans secured by Type A properties and 120% to 150% for loans secured by Type B properties. It is also the Bank's general policy to obtain personal guarantees on its commercial real estate loans and, when such guarantees cannot be obtained, to impose more stringent loan-to-value ratios, debt service ratios, and other underwriting requirements.

         The Bank occasionally purchases commercial real estate loans from third-party financial institutions. In general, such loans are subject to the same geographic restrictions and underwriting standards as loans originated directly by the Bank. The Bank, however, does not generally service such loans after their acquisition.

         From time-to-time the Bank originates loans to construct multi-family residential and non-residential real estate properties. Such loans accounted for approximately 1% of the Bank's gross loans as of December 31, 2000. Construction loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds if such should become necessary. The Bank's construction lending activities are generally limited to an area within a 150-mile radius of each of Madison, La Crosse, Appleton, and Milwaukee, Wisconsin.

         Commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending. This is due to the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on real estate developers and managers and on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. In addition, loans secured by properties located outside of the Bank's immediate market area may involve a higher degree of risk. This is because the Bank may not be as familiar with market conditions and other relevant factors as it would be in the case of loans secured by properties located within its market areas. The Bank does not have a material concentration of commercial real estate loans outside of its immediate market area.

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

         CONSUMER LENDING The Bank offers consumer loans in order to provide a full range of financial services to its retail customers. Such loans accounted for approximately 19% of the Bank's gross loans as of December 31, 2000. Applications for consumer loans are taken at the Bank's retail banking offices, as well as over the phone at the Bank's headquarters in La Crosse. The majority of such loans, however, are underwritten, approved, and serviced on an on-going basis at the Bank's headquarters. Most of the Bank's consumer loan portfolio consists of second mortgage loans, but also includes automobile loans, home equity lines of credit, recreational vehicle and mobile home loans, deposit account secured loans, and unsecured lines of credit or signature loans. The Bank services all of its own consumer loans.

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

         In conjunction with its consumer lending activities, the Bank also offers customers credit life and disability insurance products underwritten and administered by an independent insurance provider. The Bank receives commission revenue related to the sales of these products. In addition, a wholly-owned subsidiary of the Bank receives premium revenue in exchange for the portion of the insurance risk it has reinsured on these sales. Refer to "Subsidiaries", below, for additional discussion.

         EDUCATION LENDING The Bank offers education loans through programs sponsored by the federal government. As such, the federal government guarantees most of the principal and interest on such loans. A third party services the loans for the Bank after they are originated. Education loans accounted for approximately 11% of the Bank's gross loans as of December 31, 2000.

         Education loans generally carry a floating-rate of interest and have terms of up to fifteen years. Legislation enacted in late 1999 changed the interest rate earned by lenders on education loans from the three-month U.S. Treasury bill plus 220 basis points (280 basis points for borrowers no longer in school) to a commercial paper rate plus 174 basis points (234 basis points for borrowers no longer in school). This change was effective for loans originated after January 1, 2000. A separate law, enacted in 1993, further changes the rate in 2003 to a long-term U.S. Treasury bond rate plus 100 basis points. Management is not certain at this time what impact these changes may have on the Bank's willingness to originate education loans, although no changes are contemplated at this time. During the twelve months ended December 31, 2000, 1999, and 1998, the Bank originated $33.9 million, $29.5 million, and $37.7 million in education loans, respectively.

         NON-PERFORMING AND OTHER CLASSIFIED ASSETS Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgement of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual of interest. When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income. In general, the Bank does not record accrued interest on loans 90 or more days past due. Refer to Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         When a loan is placed on non-accrual and/or non-performing status, the Bank generally institutes foreclosure or other collection proceedings. Real estate property acquired by the Bank as a result of foreclosure or deed-in-lieu of foreclosure is classified as "real estate" and is considered "non-performing" until it is sold. Other property acquired through adverse judgement, such as automobiles, is generally classified as an "other asset". The amount of foreclosed real estate and other repossessed property has not been material to the Bank in recent years.

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

INVESTMENT AND MORTGAGE-RELATED SECURITIES

         The Bank periodically invests in collateralized mortgage obligations ("CMOs") and MBSs (collectively "mortgage-backed and related securities"). As of December 31, 2000, such investments accounted for approximately 17% of the Bank's total assets.

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

         The Bank also invests in MBSs that are guaranteed by FHLMC, FNMA, or the Government National Mortgage Association ("GNMA"). In addition, the Bank periodically securitizes or "swaps" mortgage loans in its own portfolio into FHLMC or FNMA MBSs and continues to hold such securities. MBSs enhance the quality of the Bank's assets by virtue of the guarantees that back them, although the Bank at times has relinquished such guarantee on loans it has swapped into MBSs (for additional discussion, refer to Note 2 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data"). In addition, MBSs are more liquid than individual mortgage loans and receive treatment that is more favorable when used to collateralize certain borrowings of the Bank.

         In addition to MBSs and CMOs, federally-chartered savings institutions such as the Bank have authority to invest in various other types of investment securities, including U.S. government obligations, securities of various federal agencies, certificates of deposit issued by insured banks and savings institutions, and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally-chartered savings institution is authorized to make directly. In general, investments in these types of securities are limited to the four highest credit categories as established by the major independent credit-rating agencies. Excluding U.S. government and federal agency securities and mutual funds that invest exclusively in such securities, the Bank does not invest in individual securities that exceed 10% of its stockholder's equity. As of December 31, 2000, the Bank held only $817,000 in other investment securities.

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

         DEPOSIT LIABILITIES The Bank's current deposit products include regular savings accounts, checking accounts, money market deposit accounts, individual retirement accounts, and certificates of deposit ranging in terms from three months to five years. Substantially all of the Bank's deposits are obtained from individuals and businesses located in Wisconsin and the northern portion of Illinois. As of December 31, 2000, deposit liabilities accounted for approximately 72% of the Bank's total liabilities and equity.

         In addition to serving as the Bank's primary source of funds, deposit liabilities (especially checking accounts) are a substantial source of non-interest income. This income is generally received in the form of overdraft fees, periodic service charges, automated teller machine ("ATM") and debit card fees, and other transaction charges. The Bank's extensive retail branch network also creates opportunities for sales of non-deposit products such as tax-deferred annuities, mutual funds, and other investment products. In exchange for these sales, the Bank receives commission revenue from the third-party providers of the financial products and/or services.

         The principal methods used by the Bank to attract deposit accounts include offering a variety of products and services, competitive interest rates, and convenient office locations and hours. Most of the Bank's free-standing retail banking offices have drive-up facilities and 36 of the Bank's retail banking facilities are located in supermarkets. The Bank also owns 91 ATM machines, all of which are located in Wisconsin and the northern portion of Illinois. Depositors may also obtain a VISA "debit card" from the Bank, which allows them to purchase goods and services directly from any merchant that accepts VISA credit cards. The same debit card also provides access to the ATM network.

         From time-to-time, the Bank has also used certificates of deposit sold through third-party brokers ("brokered deposits") as an alternative to borrowings from the FHLB. FDIC regulations govern the acceptance of brokered deposits by insured depository institutions such as the Bank. At December 31, 2000, the Bank had $40.3 million in brokered deposits outstanding.

         FEDERAL HOME LOAN BANK ADVANCES The Bank obtains advances from the FHLB secured by certain of its home mortgage loans and mortgage-related securities, as well as stock in the FHLB that the Bank is required to own. Such advances may be made pursuant to several different credit programs, each with its own interest rate and range of maturity dates. As of December 31, 2000, FHLB advances accounted for approximately 16% of the Bank's total liabilities and equity.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Bank occasionally enters into sales of securities under agreements to repurchase (commonly referred to as "reverse-repurchase agreements"). In form, these transactions are an arrangement in which the sale of securities is accompanied by a simultaneous agreement to repurchase the identical securities (or substantially the same securities) at a future date. In substance, however, these arrangements are borrowings secured by high-quality, highly-liquid securities such as FNMA or FHLMC MBSs. Accordingly, these arrangements are accounted for as borrowings in the Bank's financial statements.

         Securities sold under repurchase agreements are physically delivered to the broker-dealers that arranged the transactions. The broker-dealers may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations. The Bank is exposed to risk in these types of transactions in that changes in market prices, economic losses, or other factors could prevent or delay the counter-parties in the transaction from returning the securities at the maturity of the agreement. The Bank limits its exposure to such risk by utilizing standard industry agreements, limiting transactions to large, reputable broker-dealers, limiting the amount that can be borrowed from an individual broker-dealer, and limiting the duration of such agreements (typically one to six months). As of December 31, 2000, securities sold under agreements to repurchase accounted for approximately 4% of the Bank's total liabilities and equity.

         FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS The Bank has lines of credit with three financial institutions. These lines, which amount to $45.0 million in the aggregate, permit the overnight purchase of federal funds. The Corporation also has a $15.0 million line of credit with a fourth financial institution. The interest rate on borrowings under this line is determined on a periodic basis using an index based on the London Inter-Bank Offered Rate ("LIBOR"). As of December 31, 2000, $22.6 million was outstanding under these lines of credit.

SUBSIDIARIES

         The Bank has a number of subsidiaries that engage in certain activities that management believes are more appropriately conducted in a subsidiary of the Bank. Following is a brief description of each subsidiary.

         FIRST CAPITAL HOLDINGS, INC. The Bank formed a wholly-owned subsidiary in the State of Nevada in 1993. The subsidiary, First Capital Holdings, Inc. ("FCHI"), was formed to consolidate and improve the efficiency, management, safekeeping, and operations of the Bank's investment securities portfolio and certain other holdings. In addition, the formation of FCHI has resulted in a lower effective income tax rate for the Bank because the State of Nevada does not currently impose a corporate income tax. As of December 31, 2000, FCHI was managing $407.8 million in mortgage-backed and related securities and $168.3 million in purchased single-family residential loans for the Bank. FCHI's net income was $27.7 million $24.6 million, and $15.8 million during the years ended December 31, 2000, 1999, and 1998, respectively. The Bank's net investment in FCHI as of December 31, 2000, was $585.9 million, which was eliminated in consolidation in accordance with GAAP.

         FIRST REINSURANCE, INC. The Bank formed a wholly-owned subsidiary in the State of Arizona in 1998. The subsidiary, First Reinsurance, Inc. ("FRI"), was formed to reinsure or "underwrite" credit life and disability insurance policies sold to the Bank's consumer loan customers. FRI assumes the first level of risk on these policies and a third-party insurer assumes the remaining risk. The third-party insurer is also responsible for performing most of the administrative functions of the subsidiary on a contract basis. FRI's net income was $163,000, $140,000, and $265,000 during the years ended December 31, 2000,
1999, and 1998, respectively. Results for 1998 included a $416,000 pre-tax underwriting gain recorded upon the formation of FRI. Of this amount, all but $149,000 was eliminated in consolidation in accordance with GAAP. At December 31, 2000, the Bank's net investment in FRI was $863,000, which was also eliminated in consolidation.

         TURTLE CREEK CORPORATION The Bank acquired Turtle Creek Corporation ("Turtle Creek") in 1995 as a result of its acquisition of another financial institution. Turtle Creek, a Wisconsin corporation, holds a 40% limited partnership interest in an apartment complex providing housing for low-to-moderate income and elderly persons. Turtle Creek's aggregate investment in this project was $97,000 at December 31, 2000. Turtle Creek had net income
(loss) of $(10,000), $66,000, and $(25,000) during the years ended December 31, 2000, 1999, and 1998, respectively. Results for 1999 included a $107,000 gain on the sale of Turtle Creek's remaining interest in a land development project. The Bank's net investment in Turtle Creek as of December 31, 2000, was $109,000, which was eliminated in consolidation in accordance with GAAP.

         FIRST ENTERPRISES, INC. The Bank's wholly-owned subsidiary, First Enterprises, Inc. ("FEI"), was incorporated in 1971 in the State of Wisconsin. During the period from the late-1970s to the mid-1980s, FEI was primarily involved in the acquisition and development of hotels. Except for the maintenance of its two remaining hotel investments, however, FEI is no longer involved in these types of activities. FEI's investment in its remaining hotels was $140,000 as of December 31, 2000. FEI had net income of $30,000, $84,000, and $636,000 during the years ended December 31, 2000, 1999, and 1998, respectively. Results for 1998 included a $965,000 pre-tax gain related to the settlement of a lawsuit against another financial institution. At December 31, 2000, the Bank's net investment in FEI was $513,000, which was eliminated in consolidation in accordance with GAAP. In December 2000, FEI capitalized a new subsidiary as described in the following paragraph.

         FF MORTAGE REINSURANCE, INC. In December 2000, the Bank completed the formation of FF Mortgage Reinsurance, Inc. ("FFMR"), as a wholly-owned subsidiary of FEI. FFMR was formed to reinsure or "underwrite" a portion of the mortgage impairment insurance policies purchased by its loan customers (refer to "Lending Activities--Residential Lending"). FFMR assumes a second level of risk on these policies, which is capped at a certain level. Third-party insurers assume the first level of risk, as well as any risk above the capped amount. A third-party management company is responsible for performing most of the administrative functions of the subsidiary on a contract basis. FFMR had no results of operations in 2000. The initial capitalization of FFMR was $310,000, which was eliminated in consolidation in accordance with GAAP.

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

REGULATION OF THE CORPORATION

         The Corporation is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act ("HOLA"). As such, the Corporation is registered with and subject to OTS examination and supervision as well as to certain OTS reporting requirements. The Corporation is also required to file certain reports and otherwise comply with the rules and regulations of the Securities and Exchange Commission ("SEC"). Furthermore, the Corporation is limited with respect to the transactions it can execute with its affiliates (including the Bank), and its ability to acquire control of another insured financial institution, as specified more fully in the applicable regulations. There generally are no restrictions as to activities of a unitary savings and loan holding company such as the Corporation as long as its sole insured subsidiary, the Bank, continues to meet certain regulatory requirements, which management believes it did as of December 31, 2000.

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

         INSURANCE OF DEPOSITS The Bank's savings deposits are insured by SAIF, which is administered by the FDIC, up to the maximum extent provided by law, currently $100,000 for each depositor. The Bank is subject to a risk-based insurance assessment system under which higher insurance assessment rates are charged to those thrift institutions that are deemed to pose greater risk to the deposit insurance fund. Under this system, insurance assessments range from 0% of deposits for the healthiest financial institutions to 0.27% of deposits for the weakest. This risk-based assessment schedule is identical to that for institutions insured by the Bank Insurance Fund ("BIF"), which is also administered by the FDIC. Under both funds, the insurance assessment paid by a particular institution will depend on the "supervisory rating" it receives from the FDIC ("A", "B", or "C") and on its regulatory capital level ("well capitalized", "adequately capitalized", or "undercapitalized"). Based upon its current supervisory rating and regulatory capital level, and assuming no change in the Bank's risk classification or in overall premium assessment levels, the Bank anticipates that its insurance assessment for 2001 will be zero, which is the same as the Bank's 2000 rate.

         Although the Bank's risk-based insurance assessment for 2001 is expected to be zero, the Bank will still be required to pay 0.0212% of deposits to cover its pro rata share of the bond obligation of a government agency known as the Finance Corporation ("FICO"). This rate is not tied to the FDIC's risk classification; consequently, it is the same for all FDIC-insured institutions.

         CAPITAL STANDARDS The Bank is subject to minimum regulatory capital requirements as specified by OTS regulations. As more fully described in such regulations, the Bank is subject to a leverage limit of at least 3% of total assets, a tangible capital limit of at least 1.5% of total assets, and a risk-based capital limit of at least 8% of risk-weighted assets. As of December 31, 2000, the Bank exceeded all minimum regulatory capital requirements as specified by the OTS.

         The Bank is also subject to minimum regulatory capital requirements as specified by FDIC regulations. As more fully described in such regulations, the Bank must meet the following capital standards to be classified as "adequately capitalized" under FDIC guidelines: (1) Tier 1 capital in an amount not less than 4% of adjusted total assets, (ii) Tier 1 capital in an amount not less than 4% of risk-weighted assets, and (iii) total capital in an amount not less than 8% of risk-weighted assets. As of December 31, 2000, the Bank exceeded all minimum regulatory capital requirements as specified by the FDIC. For additional discussion refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         LIQUIDITY REQUIREMENTS The Bank is required to maintain liquid assets (generally defined as cash and investment-grade short-term securities, as well as certain mortgage-related securities and obligations of the United States) equal to at least 4% of its "liquidity base" (generally defined as short-term deposit liabilities and other borrowings). The OTS may change this requirement from time-to-time to any amount within the range of 4% to 10% of the liquidity base. As of December 31, 2000, the Bank was in compliance with the current minimum requirements. For additional information refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         QUALIFIED THRIFT LENDER TEST A savings association that does not meet the Qualified Thrift Lender Test ("QTL Test"), as set forth in the HOLA and OTS regulations, may lose access to FHLB advances and must either convert to a bank charter or comply with certain restrictions on its operations. Under the QTL Test, a savings association is required to maintain a certain percentage of its assets in qualifying investments, as defined by regulations. In general, qualifying investments consist of housing-related assets. At December 31, 2000, the Bank's assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

         FEDERAL HOME LOAN BANK SYSTEM The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member financial institutions. The Bank, as a member of the FHLB of Chicago, is required to purchase and hold shares of capital stock in the FHLB of Chicago. The requirement is equal to the greater of 1% of the Bank's aggregate unpaid residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB of Chicago. At December 31, 2000, the Bank had a $25.6 million investment in the stock of the FHLB of Chicago and was in compliance with this requirement.

         The Bank's investment in FHLB stock, its single-family mortgage loans, and certain other assets (consisting principally of CMOs and MBSs) are used to secure advances from the FHLB of Chicago. The interest rates charged on advances vary with the maturity of the advance and the FHLB's own cost of funds.

         FEDERAL RESERVE SYSTEM Regulation D, as promulgated by the Federal Reserve Board, requires savings institutions to maintain non-interest-earning reserves against certain transaction deposit accounts and other liabilities. At December 31, 2000, the Bank's minimum required reserve level was $21.8 million and it was in compliance with the regulation.

         DIVIDEND RESTRICTIONS The payment of dividends by the Bank is subject to various limitations set forth in federal regulations and as briefly described in Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data". The Bank has not paid any dividends in violation of these regulations.

         COMMUNITY REINVESTMENT ACT Under the Community Reinvestment Act of 1977, as amended (the "CRA"), and as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank's latest CRA rating, received in 2000, was "Outstanding".

         FINANCIAL SERVICES MODERNIZATION ACT In November 1999, the Financial Services Modernization Act of 1999 (also known as the "Gramm-Leach-Bliley Act") was signed into law. This law repealed the Glass-Steagall Act of 1933 and is intended to increase competition in financial services so that financial firms, such as banks, securities firms, and insurance companies can affiliate with each other through the formation of holding companies. The law also appoints the Federal Reserve as the overall regulator of such entities and restricts the chartering and transferring of unitary thrift holding companies. However, it does not restrict the operations of unitary holding companies in existence prior to May 1999 that continue to meet the QTL Test and continue to control only a single savings institution. The Corporation is a unitary thrift holding company and presently meets these requirements.

         The law also adopted a number of consumer protection provisions, including those aimed at protecting privacy of information and requiring disclosure of ATM usage charges. Many of the law's provisions require regulatory action, including the promulgation of certain regulations, some that are yet to become effective. Management of the Corporation does not believe the law or resulting regulations have had or will have a significant impact on the operations of the Corporation or the Bank. However, there can be no assurances.

TAXATION

         FEDERAL TAXATION The Bank is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended ("IRC"). The Corporation, the Bank, and the Bank's wholly-owned subsidiaries (excluding FRI) file consolidated federal income tax returns, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. The consolidated entity pays taxes at the federal statutory rate of 35% of its taxable income, as defined in the IRC. Refer to Notes 1 and 8 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data" for additional discussion. As of December 31, 2000, there were no material disputes outstanding with Internal Revenue Service.

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

         FCHI and FRI are subject to taxation in the states of Nevada and Arizona, respectively. The State of Nevada does not currently impose a corporate income tax and the State of Arizona imposes a tax on the premium revenues of insurance companies rather than taxable income. Although the taxable income of these subsidiaries is not currently subject to taxation in the State of Wisconsin, from time-to-time the government of the State of Wisconsin proposes legislation that would require consolidated income tax returns for entities headquartered in the state. To date, none of these legislative proposals have been passed into law. However, if such legislation were to ever be passed into law, it could result in the taxable income of FCHI, and possibly FRI, being subject to taxation in the State of Wisconsin. If the Corporation had been required to file a consolidated state income tax return in Wisconsin for the year ended December 31, 2000, the Corporation's income tax expense would have been approximately $1.8 million higher than that which has been reported. This would have reduced diluted and basic earnings per share by approximately $0.09 per share. At this time, management of the Corporation is not aware of any legislative proposals that would result in the filing of a consolidated state income tax return in the State of Wisconsin. However, there can be no assurances that such legislation will not be introduced and passed into law in the future.


ITEM 2--PROPERTIES

         As of December 31, 2000, the Bank conducted its business from its corporate offices in La Crosse, Wisconsin, 69 other retail banking facilities located throughout Wisconsin, as previously described, and two separate loan production offices, also located in Wisconsin. At such date, the Bank leased the building and/or land for 22 of its offices and leased the building and/or the land for its remaining 50 properties, including 36 located in supermarkets. The Bank also owns or leases certain other properties to meet various business needs. For additional information, refer to Note 5 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".


ITEM 3--LEGAL PROCEEDINGS

         The information required herein is included in Note 10 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for vote during the fourth quarter of 2000.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol FTFC. As of February 16, 2001, the Corporation had 18,379,998 common shares outstanding (net of 1,561,632 shares of treasury stock), 1,448 stockholders of record, 2,933 estimated beneficial stockholders, and 4,381 estimated total stockholders.

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

Dollars in thousands, except for per share amounts

---------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA AS OF DECEMBER 31                2000         1999        1998         1997         1996
---------------------------------------------------------------------------------------------------------------------
Total assets                                           $2,352,726   $2,084,554  $1,786,504   $1,544,294   $1,515,413
Investment securities available for sale, at fair
  value                                                       817          873           -       21,377       74,029
Mortgage-backed and related securities:
  Available for sale, at fair value                       331,237      252,165     204,109       47,895       61,875
  Held for investment, at cost                             77,299      103,932     102,500      124,336      147,835
Loans held for investment, net                          1,772,477    1,538,595   1,177,526    1,193,893    1,106,040
Allowance for loan losses                                   8,028        7,624       7,624        7,638        7,888
Mortgage servicing rights, net                             23,280       21,728      21,103       16,291       11,887
Intangible assets                                          11,490       12,463      13,485        5,921        5,221
Deposit liabilities                                     1,699,252    1,471,259   1,460,136    1,146,534    1,024,093
FHLB advances and other borrowings                        490,846      469,580     189,778      275,779      383,593
Stockholders' equity                                      146,549      127,275     122,685      109,361       95,414
=====================================================================================================================
SELECTED OPERATING DATA FOR YEAR ENDED DECEMBER 31           2000         1999        1998         1997         1996
---------------------------------------------------------------------------------------------------------------------
Interest income                                        $  161,436   $  130,071  $  118,668   $  114,976   $  103,977
Interest expense                                          101,896       75,953      71,457       70,265       63,684
---------------------------------------------------------------------------------------------------------------------
  Net interest income                                      59,540       54,117      47,211       44,711       40,293
Provision for loan losses                                   1,009          387         293          539            -
---------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      58,531       53,731      46,918       44,172       40,293
---------------------------------------------------------------------------------------------------------------------
Gains from sales of loans                                   2,736        7,226      16,929        6,374        4,331
Gains (losses) from sales of real estate and                1,189            -         343        (725)        (311)
investments
Other non-interest income                                  31,708       27,952      14,088       18,645       15,811
---------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                35,633       35,178      31,360       24,294       19,831
---------------------------------------------------------------------------------------------------------------------
FDIC special assessment                                         -            -           -            -        5,941
Other non-interest expense                                 58,250       54,299      47,597       40,197       38,304
---------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                               58,250       54,299      47,597       40,197       44,245
---------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                         35,914       34,609      30,681       28,269       15,880
Income tax expense                                         12,770       12,167      11,257       10,879        5,806
---------------------------------------------------------------------------------------------------------------------
  Net income                                           $   23,144      $22,441     $19,424   $   17,390   $   10,074
=====================================================================================================================
SELECTED OTHER DATA AT OR FOR THE YEAR ENDED                 2000         1999        1998         1997         1996
DECEMBER 31 (1)
---------------------------------------------------------------------------------------------------------------------
Return on average assets                                     1.04%        1.19%       1.19%        1.13%        0.97%
Return on average equity                                    17.01        17.63       16.59        17.20        14.21
Average equity to average assets                             6.12         6.74        7.16         6.57         6.80
Average interest rate spread                                 2.34         2.58        2.51         2.63         2.61
Average net interest margin                                  2.83         3.05        3.07         3.07         3.02
Ratio of allowance for loan losses to total loans
  held for investment at end of period                       0.45         0.50        0.65         0.64         0.71
Ratio of non-interest expense to average assets (2)          2.62         2.88        2.90         2.62         2.71
Earnings per share: (3)
  Diluted earnings per share                           $     1.25   $     1.17  $     0.98    $    0.88   $     0.68
  Basic earnings per share                                   1.26         1.21        1.05         0.95         0.73
Dividends paid per share (3)                                0.420        0.340       0.270        0.233        0.207
Stock price at end of period (3)                            14.50        14.63       16.38        16.94         7.84
Book value per share at end of period (3)                    7.99         6.92        6.68         5.95         5.19
Banking facilities at end of period                            72           64          61           50           48
=====================================================================================================================

(1) Selected other data excludes the after-tax impact of the FDIC special assessment in 1996.
(2) Excludes provision for real estate losses and recoveries, as well as FDIC special assessment.
(3) Per share data and historical stock prices have been adjusted for a 3-for-2 stock split on June 12, 1997, and a 2-for-1 stock split on June 11, 1998.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", as well as Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and Part I, Item 1, "Business".

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's earnings for the years ended December 31, 2000, 1999, and 1998, were $23.1 million, $22.4 million, and $19.4 million, respectively. These amounts represented returns on average assets of 1.04%, 1.19%, and 1.19%, respectively, and returns on average equity of 17.01%, 17.63%, and 16.59%, respectively. Diluted earnings per share during these periods were $1.25, $1.17, and $0.98, respectively.

         The increase in net income from 1999 to 2000 was principally due to increases in net interest income, retail banking fees, and loan servicing fees. Also contributing was a $1.2 million gain on the sale of a piece of real estate. The Corporation had held this real estate for a number of years, having originally intended to build a retail office at the location. These developments were largely offset by a substantial decline in gain on sales of loans, an increase in non-interest expense, particularly compensation and employee benefits, and an increase in provision for loan losses.

         The increase in net income from 1998 to 1999 was primarily attributable to increases in loan servicing fees, net interest income, retail banking fees, and premiums and commissions. These developments were offset in part by a substantial decline in gain on sales of loans, as well as other non-interest income. In 1998, the latter included income from a legal settlement, as well as higher levels of fee income from certain loan originations and conversions. Also affecting net income in 1999 was an increase in non-interest expense, most notably compensation and employee benefits, along with smaller increases in every other non-interest expense category.

         The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of net income during the years ended December 31, 2000, 1999, and 1998.

         NET INTEREST INCOME Net interest income increased by $5.4 million or 10.0% and $6.9 million or 14.6% during the years ended December 31, 2000 and 1999, respectively. The improvement in both of these periods was primarily volume related as the Corporation's average interest-earning assets grew by $327.7 million or 18.4% in 2000 and by $235.6 million or 15.3% in 1999. The principal source of growth in both periods occurred in the Corporation's single-family residential loans and commercial real estate loans and to a lesser degree in its consumer and education loans. As a result of generally higher interest rates in both periods, customer demand for adjustable-rate mortgage loans increased dramatically in 1999 and 2000. Because of this, over 65% of the Corporation's single-family mortgage loan production in 2000 consisted of adjustable-rate loans, which the Corporation generally retains in its portfolio of loans held for investment. Over 50% of single-family loan production consisted of adjustable-rate loans in 1999. Asset growth in both periods was principally funded by increases in deposit liabilities, as well as FHLB advances and other borrowings. Also funding growth in loans in 1999 was a significant decline in overnight investments, due to a reduced volume of loan sales compared to 1998. Refer to "Financial Condition" for additional discussion.

         The Corporation's interest rate spread declined from 2.58% in 1999 to 2.34% in 2000. Beginning in 1999, market interest rates began to increase significantly, led generally by short-term interest rates. The yield curve also flattened substantially, and was even inverted at times during 2000. Although rising rates resulted in an increase in the average yield on the Corporation's earning assets in 2000, the Corporation's interest-bearing liabilities tended to reprice more quickly, which resulted in an overall decline in the Corporation's average interest rate spread during the year. In recent months, market interest rates have started to decline, especially on the short end of the yield curve. Management expects this trend to continue in the near term, although there can be no assurances. As such, management expects the Corporation's interest rate spread to begin to improve in 2001. However, management is not certain the Corporation's average interest rate spread will improve in the first quarter of 2001, as compared to the fourth quarter of 2000, or that the average for the entire year will exceed the average level experienced for all of 2000.

         Despite a generally rising interest rate environment in 1999, interest rates in that year were lower on average then they were in 1998. As such, the average yield on the Corporation's earning assets, as well as the average cost of its interest-bearing liabilities, declined in 1999 compared to 1998. The combination of these declines resulted in a seven basis improvement in the Corporation's interest rate spread in 1999. During the first few months of that year, a significant portion of the Corporation's certificates of deposits matured and were replaced by certificates carrying a lower rate of interest. In addition, the Corporation reduced the rate it pays on its interest-bearing checking accounts, money market savings accounts, and regular savings accounts during that timeframe. As a result of these developments, the decline in the average cost of the Corporation's interest-bearing liabilities in 1999 exceeded the decline in yield on its earning assets.

         The following table sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances for the years ended December 31, 2000, 1999, and 1998.

Dollars in thousands                          2000                            1999                             1998
--------------------------------------------------------------------------------------------------------------------------------
                                   AVERAGE              YIELD/      AVERAGE              YIELD/     AVERAGE              YIELD/
                                   BALANCE   INTEREST     COST      BALANCE   INTEREST     COST     BALANCE   INTEREST     COST
--------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans  $  769,755    $56,637     7.36%  $  588,928    $41,592     7.06% $  500,772    $38,404     7.67%
  Commercial real estate loans     433,580     34,485     7.95      353,040     28,018     7.94     295,533     25,079     8.49
  Consumer loans                   306,650     26,202     8.54      240,260     19,981     8.32     210,326     18,485     8.79
  Education loans                  197,415     17,130     8.68      184,896     14,289     7.73     169,360     13,501     7.97
--------------------------------------------------------------------------------------------------------------------------------
    Total loans                  1,707,400    134,454     7.87    1,367,124    103,880     7.60   1,175,991     95,469     8.12
Mortgage-backed and
  related securities               360,087     24,516     6.81      362,418     23,728     6.55     279,767     18,542     6.63
Investment securities                  799         40     5.03        1,019         44     4.37       6,657        407     6.11
Interest-bearing deposits
  with banks                        10,530        603     5.73       29,932      1,405     4.69      63,596      3,336     5.25
Other earning assets                24,359      1,822     7.48       14,959      1,013     6.78      13,814        913     6.61
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                     2,103,175    161,436     7.68    1,775,452    130,071     7.33   1,539,825    118,668     7.71
Non-interest-earning assets:
  Office properties and             25,621                           24,855                          24,745
    equipment
  Other assets                      95,178                           87,762                          69,464
--------------------------------------------------------------------------------------------------------------------------------
    Total assets                $2,223,974                       $1,888,069                      $1,634,034
================================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts      $  108,965    $ 1,619     1.49%  $  109,318    $ 1,741     1.59% $   94,981    $ 1,843     1.94%
  Checking accounts                 75,062        571     0.76       70,404        558     0.79      58,126        544     0.94
  Money market accounts            160,950      6,578     4.09      177,025      6,587     3.72     150,209      6,381     4.25
  Certificates of deposit        1,082,318     64,820     5.99      949,500     51,661     5.44     843,066     50,653     6.01
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits                   1,427,295     73,588     5.16    1,306,248     60,547     4.64   1,146,382     59,422     5.18
FHLB advances                      380,328     22,078     5.80      281,652     15,060     5.35     220,223     11,851     5.38
Other borrowings                   101,317      6,230     6.15       11,025        346     3.14       7,901        185     2.34
--------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      Liabilities                1,908,940    101,896     5.34    1,598,926     75,953     4.75   1,374,506     71,457     5.20
Non-interest-bearing
   liabilities:
  Non-interest-bearing
      deposits                     160,963                          145,428                         126,480
  Other liabilities                 18,003                           16,397                          15,997
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities            2,087,906                        1,760,751                       1,516,983
Stockholders' equity               136,068                          127,318                         117,052
--------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity      $2,223,974                       $1,888,069                      $1,634,034
================================================================================================================================
Net interest income                           $59,540                          $54,117                         $47,211
================================================================================================================================
Interest rate spread                                     2.34%                            2.58%                           2.51%
================================================================================================================================
Net interest income as a percent
  of average earning assets                              2.83%                            3.05%                           3.07%
================================================================================================================================
Average interest-earning assets to
  average interest-bearing liabilities                 110.18%                          111.04%                         112.03%
================================================================================================================================

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

                                                  2000 COMPARED TO 1999                      1999 COMPARED TO 1998
Dollars in thousands                                 INCREASE (DECREASE)                        INCREASE (DECREASE)
--------------------------------------------------------------------------------------------------------------------------
                                                                RATE/                                     RATE/
                                             RATE    VOLUME    VOLUME       NET         RATE    VOLUME   VOLUME       NET
--------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans            $ 1,740   $12,771   $   535   $15,046     $(3,037)   $ 6,761  $ (536)   $ 3,188
  Commercial real estate loans                 61     6,392        14     6,467      (1,626)     4,880    (315)     2,939
  Consumer loans                              548     5,521       152     6,221        (993)     2,631    (142)     1,496
  Education loans                           1,755       967       119     2,841        (413)     1,238     (37)       788
--------------------------------------------------------------------------------------------------------------------------
    Total loans                             4,104    25,651       820    30,574      (6,069)    15,510  (1,030)     8,411
  Mortgage-backed and related securities      947     (153)       (6)       788        (225)     5,478     (67)     5,186
  Investment securities                         7      (10)       (1)       (4)        (116)     (345)       98     (363)
  Interest-bearing deposits with banks        310     (911)     (201)     (802)        (351)   (1,766)      186   (1,931)
  Other earning assets                        106       636        67       809           22        76        2       100
--------------------------------------------------------------------------------------------------------------------------
  Total net change in income on
    interest-earning assets                 5,474    25,213       679    31,366      (6,739)    18,953    (811)    11,403
--------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing deposits                 5,714     6,659       668    13,041      (5,988)     7,927    (814)     1,125
  FHLB advances                             1,290     5,276       452     7,018         (76)     3,306     (21)     3,209
  Other borrowings                            332     2,837     2,715     5,884           64        73       24       161
--------------------------------------------------------------------------------------------------------------------------
  Total net change in expense on
    interest-bearing liabilities            7,336    14,772     3,835    25,943      (6,000)    11,306    (811)     4,496
--------------------------------------------------------------------------------------------------------------------------
  Net change in net interest income       $(1,862)   $10,441  $(3,156)  $ 5,423     $  (739)   $ 7,647  $     0   $ 6,906
==========================================================================================================================


         PROVISION FOR LOAN LOSSES Provision for loan losses was $1.0 million, $387,000, and $293,000 during the years ended December 31, 2000, 1999, and 1998, respectively. In 1999 and 1998, the Corporation's provision for loan losses approximated its actual net charge-off activity in such years. However, in 2000 the Corporation recorded approximately $400,000 in provision for loan losses over-and-above its actual net charge-off activity. This additional provision was recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management. This addition was considered proper in light of significant growth in the Corporation's loans held for investment in recent periods, an increased mix of higher-risk consumer and commercial real estate loans, and a modest increase in non-performing and classified assets. As of December 31, 2000, 1999, and 1998, the Corporation's allowance for loan losses was $8.0 million, $7.6 million, and $7.6 million, respectively, or 0.45%, 0.50%, and 0.65% of loans held for investment, respectively. The allowance for loan and real estate losses was 188%, 365%, and 330% of non-performing assets as of the same dates, respectively. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         The following table summarizes the activity in the Corporation's allowance for loan losses during each of years indicated.

Dollars in thousands                                                                 2000      1999     1998      1997      1996
---------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                     $7,624    $7,624   $7,638    $7,888    $8,186
Provision for losses                                                                1,009       387      293       539         -
---------------------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Single-family mortgage loans                                                          -         -        -        13         -
  Consumer loans                                                                      632       408      332       530       328
  Education loans                                                                      33        26       33       272         9
---------------------------------------------------------------------------------------------------------------------------------
    Total loans charged-off                                                           665       434      365       815       337
  Recoveries (principally consumer loans)                                              60        47       58        26        39
---------------------------------------------------------------------------------------------------------------------------------
    Charge-offs net of recoveries                                                     605       387      307       789       298
---------------------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                           $8,028    $7,624   $7,624    $7,638    $7,888
=================================================================================================================================
Net charge-offs as a percentage of average loans outstanding                         0.04%     0.03%    0.03%     0.07%     0.03%
=================================================================================================================================
Ratio of allowance to total loans held for investment at end of
    period                                                                           0.45%     0.50%    0.65%     0.64%     0.71%
=================================================================================================================================
Ratio of allowance to total non-performing assets                                     188%      365%     330%      159%      331%
=================================================================================================================================

Note: there were no charge-offs of commercial real estate loans during the five years ended December 31, 2000.

         The following table shows the Corporation's total allowance for loan losses and the allocation to the various loan categories as of December 31 for each of the years indicated.



Dollars in thousands                   2000            1999            1998             1997            1996
-------------------------------------------------------------------------------------------------------------------
                                   AMOUNT     %    AMOUNT     %    AMOUNT     %     AMOUNT     %    AMOUNT     %
-------------------------------------------------------------------------------------------------------------------
Single-family mortgage loans        $  149   0.02%  $  144   0.02%   $  156   0.04%  $  148   0.03%  $  183   0.03%
Commercial real estate loans         7,257   1.65    7,088   2.00     7,017   2.43    7,200   2.90    7,326   3.30
Consumer loans                         585   0.17      355   0.13       414   0.19      253   0.12      302   0.18
Commercial business loans               37  18.97       37  12.50        37   9.97       37   6.65       77   6.33
------------------------------------------------------------------------------------------------------------------
  Total allowance for loan losses   $8,028   0.45%  $7,624   0.50%   $7,624   0.65%  $7,638   0.64%  $7,888   0.71%
==================================================================================================================

         The amounts in the preceding table are expressed as a percentage of gross loans outstanding for each loan category, excluding construction loans. The total allowance is expressed as a percent of net loans held for investment. There was no allowance for loan losses allocated to education loans as of December 31 for any of the years presented.

         Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations.

         NON-INTEREST INCOME Non-interest income for the years ended December 31, 2000, 1999, and 1998, was $35.6 million, $35.2 million, and $31.4 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 1999 to 2000 and 1998 to 1999.

         Retail banking fees and service charges increased by $2.2 million or 11.0% in 2000 and by $5.2 million or approximately 35% in 1999. These increases were due in part to growth of 8.3% and 9.6% in the number of checking accounts serviced by the Corporation during 2000 and 1999, respectively. Also contributing to the increase in 1999 was an increase in the per-item charge for overdrafts on checking accounts that was instituted early in the year. Finally, growth in retail banking fees in both periods was also the result of a $905,000 or 16.0% increase and $1.5 million or 35.0% increase in fees from customers' use of debit cards and ATMs in 2000 and 1999, respectively.

         Loan servicing fees were $3.9 million, $2.8 million, and $(6.7) million in 2000, 1999, and 1998, respectively. The fees for 1999 and 1998 are net of losses related to the periodic valuation of mortgage servicing rights. In 1998, interest rates reached historically low levels. As a result, loan prepayment activity was much higher in 1998 and early 1999 than had originally been estimated by management upon origination or purchase of the related mortgage servicing rights. Because of such prepayment activity, the Corporation recorded $10.2 million in losses in 1998 on mortgage servicing rights over-and-above that which was considered to be normal periodic amortization. This compared to $1.1 million in such losses in 1999 and zero in 2000, a period during which interest rates generally increased.

         Excluding the effects of the aforementioned losses, but net of normal periodic amortization, loan servicing fees were essentially unchanged in 2000 as compared to 1999 and increased by $306,000 or 8.6% in 1999 as compared to 1998. Because of higher interest rates in 1999 and 2000, customer demand for fixed-rate mortgage loans declined substantially during these periods, and most significantly in the most recent year. The Corporation generally sells all of the fixed-rate mortgage loans it originates in the secondary market, but retains the servicing. Accordingly, increases in loans serviced for others caused by new loan sales have been substantially offset in recent years by decreases caused by normal principal amortization, maturities, and prepayments. Average loans serviced for others were $1.9 billion, $1.9 billion, and $1.7 billion during the years ended December 31, 2000, 1999, and 1998, respectively.

         In recent months, market interest rates have declined. Although there can be no assurances, management expects this trend to continue in the near future. If interest rates continue to decline, the Corporation may be required to record losses on its mortgage servicing rights related to higher than anticipated prepayment activity. Such losses, however, may be offset by higher levels of gains on sales of mortgage loans, as described in a subsequent paragraph. It should be noted, however, that declines in market interest rates may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of mortgage servicing rights--primarily because of increases in market expectations for future prepayments. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market. For additional discussion relating to mortgage servicing rights, refer to Part I, Item 1, "Business--Lending Activities", and Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         Premium and commission revenue increased by $170,000 or 6.5% in 2000 and by $833,000 or over 45% in 1999. The Corporation's principal sources of premium and commission revenue are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, and mortgage loan insurance policies. The increase in 2000 was primarily attributable to increased sales of credit life and disability insurance policies. The increase in 1999 was principally due to increased sales of tax-deferred annuity contracts. Included in commission revenue for 1998 was a $149,000 underwriting gain related to the Corporation's formation of FRI, a wholly-owned reinsurance subsidiary (refer to Part I, Item 1, "Business--Subsidiaries", for additional discussion).

         In the fourth quarter of 2000, the Corporation expanded the services it offers customers by making available to them the purchase of mutual funds, variable-annuities, and other equity and debt securities. The Corporation receives commission revenue on the sales of these investment products from a third-party broker-dealer. The Corporation has also contracted with this firm to provide sales and training support, administrative services, and regulatory compliance and due diligence services related to the sales of its investment products. The personnel involved in these sales are joint employees of the Bank and the brokerage firm. This service is currently offered in a limited number of the Corporation's retail banking offices, but management expects to expand the number over the next few years.

         Gains on sales of loans for the years ended December 31, 2000, 1999, and 1998, were $2.7 million, $7.2 million, and $16.9 million, respectively. The decreases in the two most recent years were attributable to a $197.7 million or approximately 56% decline and a $539.8 million or approximately 60% decline in the Corporation's mortgage loan sales in 2000 and 1999, respectively. These declines were due to a rising interest rate environment during most of 1999 and 2000 that slowed originations of fixed-rate mortgage loans, as well as conversions of adjustable-rate loans into fixed-rate loans, both of which the Corporation generally sells in the secondary market. In recent months, however, market interest rates have declined. Although there can be no assurances, management expects this trend to continue in the near future. If interest rates continue to decline, management expects customer demand for fixed-rate mortgage loans to increase, as has been the case during the fourth quarter of 2000. As such, management expects the Corporation's gain on sales of loans to increase in 2001 from recent levels. These gains, however, may be offset to some degree by increased losses on mortgage servicing rights, as more fully described in a previous paragraph.

         In the fourth quarter of 2000, the Corporation sold a piece of real estate it had acquired in the 1980s, having originally intended to build a retail office at the location. The pretax gain on this sale was $1.2 million. The estimated after tax gain was $771,000 or $0.04 per diluted share. In 1998, the Corporation sold FNMA stock it had acquired in the early 1980s at a pretax gain of $343,000.

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

         Other income was $2.6 million, $2.4 million, and $4.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. The results for 1998 included a $965,000 pre-tax gain recorded on the books of FEI, a wholly-owned subsidiary of the Bank (refer to Part I, Item 1, "Business--Subsidiaries"). The gain related to FEI's settlement of a lawsuit that it had brought against another financial institution. Also included in the results for 1998 was a significant increase in fees from customers' conversions of adjustable-rate mortgage loans into fixed rate loans due to the low interest rate environment, as previously described. Also contributing were increases in fees received on loans originated as agent for the Wisconsin State Veterans Administration and the Wisconsin Housing and Economic Development Authority.

         NON-INTEREST EXPENSE Non-interest expense for the years ended December 31, 2000, 1999, and 1998, was $58.3 million, $54.3 million, and $47.6 million, respectively. Non-interest expense as a percent of average assets during these periods was 2.62%, 2.88%, and 2.90%, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 1999 to 2000 and 1998 to 1999.

         Compensation and employee benefits increased by $3.7 million or 11.8% in 2000 and $4.9 million or 18.2% in 1999. In general, the increase in both periods was due to growth in the number of banking facilities operated by the Corporation, as well as normal annual merit increases. Both years were also impacted by an increase in the cost of employee healthcare benefits. Such costs rose by $682,000 or 32% in 2000 and $698,000 or almost 50% in 1999. Finally, the most recent year was also impacted by a $910,000 increase in costs related to a performance-based, variable stock compensation plan. Although there can be no assurances, management expects costs related to employee healthcare and its variable stock compensation plan to be lower in 2001 than they were in 2000.

         Since December 31, 1998, the Corporation has opened eleven banking facilities. In 2001, the Corporation intends to open six retail banking facilities and one loan production facility, although there can be no assurances. As of December 31, 2000, the Corporation had 897 full-time equivalent employees. This compared to 831 and 808 as of December 31, 1999 and 1998, respectively.

         Occupancy and equipment expense increased by $446,000 or 6.0% in 2000 and $432,000 or 6.2% in 1999. In addition, communications, postage, and office supplies expense increased by $285,000 or 7.1% in 2000 and $344,000 or 9.4% in 1999. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as previously described, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $233,000 or 8.7% in 2000 and $358,000 or 15.3% in 1999. The increase in both years was attributable to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation.

         Advertising and marketing costs increased by $102,000 or 4.5% in 2000 and $118,000 or 5.5% in 1999. These increases correspond to general increases in prices for marketing-related products and services, as well as increases in the number of communities and/or market areas served by the Corporation.

         Amortization of intangible assets, which consists primarily of deposit-based intangibles and purchase accounting goodwill, was substantially the same in 2000 as it was in 1999. However, amortization increased by $450,000 or over 75% in 1999. This increase was caused by the Corporation's purchase of deposits from another financial institution in the fourth quarter of 1998.

         Other non-interest expenses declined by $846,000 or 15.7% in 2000 and increased by $148,000 or 2.8% in 1999. The decline in 2000 was due in part to a $508,000 or over 60% decrease in the cost of FDIC deposit insurance. This decrease was caused by a reduction in the amount the Bank is required to pay for its pro rata share of the bond obligation of FICO, a governmental agency, from 0.065% of deposits in 1999 to 0.021% in 2000. Also contributing to the decline in other non-interest expense in 2000 was a $250,000 or 50% decrease in costs related to the servicing of loans for FNMA. Under the terms of its servicing agreement with FNMA, the Corporation is required to pay a full month's interest to FNMA when certain loans are repaid, regardless of the actual date of the loan payoff. Higher interest rates in 2000 resulted in lower prepayment and refinance activity, which reduced the amount of "loan pay-off interest" remitted to FNMA. Finally, in 1999 the Corporation was able to dispose of foreclosed real estate at a net gain of $81,000. However, in 2000, disposals of foreclosed real estate resulted in a net loss of $61,000.

         INCOME TAX EXPENSE Income tax expense for the years ended December 31, 2000, 1999, and 1998, was $12.8 million, $12.2 million, and $11.3 million, respectively, or 35.6%, 35.2%, and 36.7% of pretax income, respectively. Refer to Part I, Item 1, "Business--Subsidiaries" and "Business--Taxation", for additional discussion relating to the Corporation's tax situation.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the years ended December 31, 2000, 1999, and 1998. This section of the report should be read in conjunction with Note 13 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data". Note 13 contains a description of the Corporation's approach to segment reporting, to include a discussion of certain non-GAAP adjustments and reclassifications that are made to the Corporation's results of operations and financial condition for segment reporting purposes only. In the judgment of management, such adjustments and reclassifications reflect more fairly the performance and/or financial condition of certain of the Corporation's profit centers.

         The following table summarizes the after-tax profit (loss) of the Corporation's profit centers during each of the years ended December 31, 2000, 1999, and 1998 (refer to Note 13 of the Corporation's Audited Consolidated Financial Statements for a more detailed profit (loss) statement for each profit center).



PROFIT (LOSS) BY PROFIT CENTER                                                       2000         1999         1998
--------------------------------------------------------------------------------------------------------------------
Mortgage banking                                                              $ 3,630,010  $ 3,663,321  $ 4,909,563
Residential loans                                                               6,767,038    5,548,997    4,124,432
Commercial real estate lending                                                  4,505,490    4,741,426    3,470,227
Consumer lending                                                                3,758,533    3,437,607    2,736,017
Education lending                                                               3,925,613    2,773,665    1,992,461
Investment and mortgage-related securities                                      3,420,815    4,049,069    2,341,871
Other segments                                                                   (448,015)    (276,073)     324,056
Non-GAAP adjustments                                                           (2,415,608)  (1,496,802)    (474,493)
-------------------------------------------------------------------------------------------------------------------
  Net income                                                                  $23,143,876  $22,441,210  $19,424,134
===================================================================================================================


         MORTGAGE BANKING Profits from the Corporation's mortgage banking activities declined by $33,000 or less than 1.0% in 2000 and by $1.2 million or approximately 25% in 1999 compared to the previous year. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. In 1998, a historically low interest rate environment resulted in a significant increase in originations of single-family residential loans. In that year, the Corporation's mortgage banking operation originated $1.1 billion in single-family loans compared to $628.9 million in 1999 and $524.0 million in 2000. The unfavorable impact of reduced originations in 1999 and 2000 was offset somewhat by reduced losses on mortgage servicing rights, as described more fully in a previous paragraph.

         RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio increased by $1.2 million or approximately 22% in 2000 and by $1.4 million or approximately 35% in 1999 compared to the previous year. Over the past two years, the performance of this profit center was impacted by a substantial increase in its assets. As noted in previous paragraphs, interest rates were generally higher in 1999 and 2000. As a result, assets attributable to this profit center increased as customer preferences shifted to adjustable-rate loans, which are generally retained by the Corporation rather than sold in the secondary market. Also contributing to the growth in this profit center's average assets in recent periods was the purchase of $13.1 million, $97.2 million, and $165.1 million in adjustable-rate loans in 2000, 1999, and 1998, respectively. The impact of increased loan originations in 2000 was partially offset by the securitization of $132.3 million of the Corporation's adjustable-rate residential mortgage loans into MBSs. This transaction resulted in the transfer of these assets to the investment and mortgage-related securities profit center during the year. A similar transaction was completed in 1998 for $222.3 million.

         Earnings of the residential loan portfolio in 2000 and 1999 also benefited from a lower effective tax rate as compared to 1998. This development was caused by the fact that during these years a higher percentage of the portfolio's assets were held in the State of Nevada, which does not currently impose a corporate income tax (refer to Part I, Item 1, "Business--Taxation", for additional discussion). Assets in Nevada increased as a result of the aforementioned purchases of adjustable-rate loans.

         The favorable developments described in the previous paragraphs were offset in part by lower interest rate spreads in 2000 and 1999 as compared to the previous year. In 2000, the increase in the average cost of this profit center's funding sources exceeded the increase in the average yield on its assets. In 1999, the decline in the average yield on its earning assets exceeded the decline in the average cost of its funding sources. For more information relating to yields and costs on assets and liabilities, refer to "Results of Operations--Net Interest Income".

         COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending decreased by $236,000 or 5.0% in 2000 after increasing by $1.3 million or approximately 37% in 1999 compared to 1998. The profit center's earnings in both periods benefited from a substantial increase in its average assets. The profit center originated $120.5 million, $112.2 million, and $106.1 million in loans in 2000, 1999, and 1998, respectively. The volume-related improvement for 2000, however, was offset by a narrower interest rate spread. This development was caused by a higher interest rate environment in 2000, which resulted in a large increase in the profit center's average cost of funds. In contrast, the average yield on the commercial real estate loan portfolio did not change substantially in 2000 due to increased competitive pressures that prevented the portfolio's yield from increasing along with other interest rate measures. Although the average yield on commercial real estate loans declined substantially in 1999, due principally to the same competitive pressures, the impact of such decline was offset by a lower average cost of funds in the profit center. This development permitted most of the benefit from increased volume to favorably impact the profit center's earnings in 1999. For more information relating to yields and costs on assets and liabilities, refer to "Results of Operations--Net Interest Income".

         In 1998, the commercial real estate profit center's earnings were negatively impacted by a $203,000 charge-off related to the foreclosure and sale of a large apartment complex, as well as a high level of real estate operating expenses related to such property. The profit center did not experience a similar level of charge-offs or operating expenses in 2000 and 1999.

         CONSUMER LENDING Profits from consumer lending increased by $321,000 or 9.3% in 2000 and by $702,000 or approximately 26% in 1999 compared to the previous year. Consumer lending benefited from a $70.1 million or approximately 27% increase in average assets in 2000 and a $33.9 million or 15.2% increase in 1999. In 2000, the profit center originated $235.8 million in loans compared to $189.3 million and $176.8 million in 1999 and 1998, respectively.

         Similar to the Corporation's other profit centers, a large portion of the favorable impact increased volume in 2000 had on the earnings of the consumer lending profit center was offset by a narrower interest rate spread. A higher interest rate environment in 2000 resulted in a larger increase in the profit center's average cost of funds than its average yield on assets. In 1999, a decline in average yield on assets was more than offset by a larger decline in the profit center's average cost of funds. For more information relating to yields and costs on assets and liabilities, refer to "Results of Operations--Net Interest Income".

         EDUCATION LENDING Profits from education lending increased by $1.2 million or over 40% in 2000 and by $781,000 or nearly 40% in 1999 compared to the previous year. Education loans benefited in both years from an improving interest rate spread. In 2000, higher short-term rates resulted in a significant increase in the average yield on education loans. In contrast, the average cost of funds for the profit center did not increase dramatically, because the primary funding source for education loans is the Corporation's money market deposit accounts. The average cost on such accounts increased by only 37 basis points in 2000, compared to a 95 basis point increase in the average yield on education loans. The interest rate spread on education loans also improved in 1999, despite a 24 basis point decline in average yield in that period compared to 1998. This occurred because the average cost of money market deposit accounts declined by 53 basis points in 1999 compared to 1998. For more information relating to yields and costs on assets and liabilities, refer to "Results of Operations--Net Interest Income".

         Also contributing to the increase in earnings in this profit center in both periods was an increase in average assets. Average assets of this profit center increased by $13.4 million or 6.9% in 2000 and $16.6 million or 9.4% in 1999. Finally, the profit center realized a $197,000 gain on the sale of $4.8 million in loans in 2000 and a gain of $89,000 on the sale of $2.2 million in loans in 1999.

         INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from securities declined by $628,000 or 15.5% in 2000 and increased by $1.7 million or over 70% in 1999 compared to the previous year. These changes were partly volume related as the profit center's average assets decreased by $8.7 million or 2.1% in 2000 and increased by $45.6 million or 12.2% in 1999 compared to the previous year. In 2000 the Corporation did not purchase any securities, but did complete the securitization of $132.3 million in adjustable-rate loans, as previously described. In 1999, the Corporation purchased $206.3 million in securities, although the impact of such purchases was offset somewhat by a $78.8 million decline in overnight investments.

         In 2000, the profitability of this profit center was also negatively impacted by a narrower interest rate spread. A higher interest rate environment in 2000 resulted in a larger increase in the profit center's average cost of funds than its average yield on assets. In contrast, a decline in average yield on assets in 1999 was more than offset by a larger decline in the profit center's average cost of funds, contributing further to increased profits in that year. For more information relating to yields and costs on assets and liabilities, refer to "Results of Operations--Net Interest Income".

         Most of the assets of the investment and mortgage-related securities portfolio are located in Nevada. As such, this profit center experiences a substantial tax advantage because Nevada does not currently impose a corporate tax, as previously described. However, most of the liabilities that fund this profit center's operations are maintained in Wisconsin, which preserves the tax-deductibility of the interest expense in that state. This situation results in a very low effective tax rate, or at times a negative effective tax rate, for this profit center.

         OTHER SEGMENTS Other segments consist principally of FEI and Turtle Creek, wholly-owned subsidiaries of the Bank, and the Bank's parent company. The profit (loss) from other segments was $(448,000), $(276,000), and $324,000 in 2000, 1999, and 1998, respectively. The increased loss in 2000 was caused by increased borrowings at the parent company, which resulted in increased interest expense compared to 1999. The results for 1998 included a $965,000 pre-tax gain that was recorded on the books of FEI (refer to Part I, Item 1, "Business--Subsidiaries").

         NON-GAAP ADJUSTMENTS A variety of developments explain the increase in non-GAAP adjustments from 1999 to 2000, as well as from 1998 to 1999. The most significant development was the fact that the mortgage banking profit center originated more loans for the Corporation's residential loan profit center in 2000 than it did in 1999, which in turn was more than it originated in 1998. In general, this resulted in successively larger internal adjustments to compensate the mortgage banking profit center for its efforts related to such originations. Also contributing to the increase in non-GAAP adjustments in the most recent year was the fact that the Corporation's profitability model disregards provisions for loan and real estate losses as determined under GAAP; rather, it uses actual charge-off and/or recovery activity. The impact of these adjustments was partially offset in 2000 by the fact that the profitability model disregarded the $1.2 million pre-tax gain on the sale of real estate. Management made this adjustment because it did not feel such gain fairly reflected the performance of any of its profit centers.

         Also contributing to the increase in non-GAAP adjustments in 1999 was the fact that the profitability model disregards the amortization of goodwill and certain other intangible assets. In 1999, amortization of intangibles was $1.0 million compared to only $582,000 in 1998.

         NET COST TO ACQUIRE AND MAINTAIN DEPOSIT LIABILITIES In addition to the after-tax performance of the aforementioned profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities (as defined in Note 13 of the Corporation's Audited Consolidated Financial). The net cost to acquire and maintain deposit liabilities during the years ended December 31, 2000, 1999, and 1998, was 1.15%, 1.13%, and 1.32% of
average deposit liabilities outstanding, respectively. The decline in net cost to acquire and maintain deposit liabilities from 1998 to 1999 was principally due to an increase in the per-item charge for overdrafts on checking accounts that was instituted in the second quarter of that year, as previously described.

         The Corporation's profit centers are allocated a share of the net cost to acquire and maintain deposit liabilities according to their proportionate use of such deposits as a funding source. As such, the changes in the net cost to acquire and maintain deposit liabilities impact all of the Corporation's profit centers.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $268.2 million or 12.9% during the twelve months ended December 31, 2000. This increase was the result of a $233.9 million or 15.2% increase in loans held for investment and a $52.4 million or 14.7% aggregate increase in mortgage-backed and related securities. These increases were primarily funded by a $228.0 million or 15.5% increase in deposit liabilities. Contributing to a lesser degree was a $21.3 million or 4.5% aggregate increase in FHLB advances and other wholesale borrowings and a $19.3 million or 15.1% increase in stockholders' equity. Finally, a $40.1 million or over 60% decline in cash and due from banks also helped fund the aforementioned increase in loans held for investment and mortgage-backed and related securities.

         CASH AND DUE FROM BANKS The Corporation's cash and due from banks, which consists primarily of vault and teller cash, as well as correspondent bank balances, decreased by $40.1 million or over 60% during the twelve months ended December 31, 2000. Most of this decrease was caused by the build-up of cash reserves at the end of 1999 in anticipation of customer demand prior to the year 2000 change-over. Such cash reserves proved unnecessary, however, and were promptly returned to the Federal Reserve System in January 2000.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $52.4 million or 14.7% during the twelve months ended December 31, 2000. This increase was caused by the transfer of $132.3 million in adjustable-rate residential mortgage loans from loans held for investment to mortgage-backed and related securities, as a result of the securitization of such loans into MBSs. The increase caused by this transaction was offset in part by the normal periodic amortization of the mortgage loans that support the Corporation's portfolio of mortgage-backed and related securities.

         The securitization of adjustable-rate residential mortgage loans into MBSs improves the liquidity of the related assets and increases the Corporation's borrowing capacity by making such assets acceptable as collateral for borrowings under securities sold under agreements to repurchase. MBSs also receive better treatment under the FHLB's current collateralization guidelines. In addition, the Corporation has transferred the credit risk associated with the underlying loans to the issuer of the MBSs, FHLMC, through the payment of a standard guarantee fee. As a result of this risk transfer, the MBSs receive better treatment under current regulatory risk-based capital guidelines.

         The following table sets forth the composition of the Corporation's mortgage-backed and related securities portfolios as of December 31 for each of the years indicated.



Dollars in thousands                                     2000                     1999                     1998
------------------------------------------------------------------------------------------------------------------------
                                                AMORTIZED        FAIR    AMORTIZED         FAIR   AMORTIZED         FAIR
                                                     COST       VALUE         COST        VALUE        COST        VALUE
------------------------------------------------------------------------------------------------------------------------
Available for sale:
 Collateralized mortgage obligations             $120,538    $119,026     $148,311     $143,790     $33,871      $33,787
 Mortgage-backed securities                       207,052     212,211      105,651      108,376     165,872      170,322
------------------------------------------------------------------------------------------------------------------------
  Total available for sale                        327,591     331,237      253,963      252,165     199,743      204,109
------------------------------------------------------------------------------------------------------------------------
Held for investment:
 Collateralized mortgage obligations               75,532      74,708      100,522       97,733      97,251       97,608
 Mortgage-backed securities                         1,767       1,749        3,410        3,335       5,249        5,300
------------------------------------------------------------------------------------------------------------------------
  Total held for investment:                       77,299      76,457      103,932      101,068     102,500      102,908
------------------------------------------------------------------------------------------------------------------------
  Total mortgage-backed and related securities   $404,889    $407,694     $357,895     $353,234    $302,243     $307,017
========================================================================================================================
Weighted-average yield                               7.00%                    6.82%                    6.95%
========================================================================================================================


         LOANS HELD FOR SALE The Corporation's loans held for sale increased by $16.6 million or over 250% during the year ended December 31, 2000. This increase was due to a declining interest rate environment during the last few months of 2000 that increased consumer demand for fixed-rate residential mortgage loans, which the Corporation generally sells in the secondary market.

         The following table sets forth the activity in the Corporation's portfolio of loans held for sale during each of the years indicated.


Dollars in thousands                                   2000          1999           1998          1997          1996
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                    $   6,346      $ 72,002      $  45,577      $ 20,339      $ 23,976
Single-family mortgage loans originated for         142,985       305,345        818,292       258,818       237,592
sale (1)
Loans transferred from held for investment (2)       23,743        21,283         98,718        92,573        15,659

Loans transferred to held for investment (3)              -       (43,554)             -             -             -
Principal balance of loans sold                    (150,100)     (348,730)      (890,585)     (326,153)     (256,888)
--------------------------------------------------------------------------------------------------------------------
  Balance at end of period                        $  22,974      $  6,346      $  72,002      $ 45,577      $ 20,339
====================================================================================================================

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

         In the fourth quarter of 1999, the Corporation transferred $43.6 million in fixed-rate mortgage loans that had been originated for sale to its portfolio of loans held for investment. In accordance with GAAP, these loans were transferred at the lower of cost or market, which resulted in a $152,000 loss in that period. The loss reduced the amount reported as gain on sales of loans in 1999.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $233.9 million or 15.2% during the twelve months ended December 31, 2000. Excluding the impact of the securitization discussed in a previous paragraph, this increase would have been $362.3 million or 23.5%. During the twelve months ended December 31, 2000, the Corporation originated $337.4 million in adjustable-rate single-family mortgage loans, $235.8 million in consumer loans (consisting mostly of second mortgages), $120.5 million in commercial real estate loans, and $33.9 million in education loans. During the same period, the Corporation experienced a reduced level of loan prepayment and refinance activity, due to generally higher interest rates, as previously described. As a result of these factors, the Corporation experienced strong growth in its loans held for investment in 2000. In 2001, however, management believes growth in loans held for investment may slow. Management expects a lower interest rate environment to motivate borrowers to choose fixed-rate single-family loans over adjustable-rate loans. In addition, existing borrowers with adjustable-rate single-family mortgage loans are expected to convert or refinance into fixed-rate loans in increasing numbers. As previously noted, the Corporation generally sells all fixed-rate single-family mortgage loans in the secondary market.

         The following table sets forth the composition of the Corporation's portfolio of loans held for investment as of December 31 for each of the years indicated.


Dollars in thousands                       2000              1999             1998              1997             1996
-------------------------------------------------------------------------------------------------------------------------------
                                       AMOUNT        %   AMOUNT       %   AMOUNT        %   AMOUNT       %   AMOUNT        %
-------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Single-family mortgage loans        $ 719,671    40%  $ 652,883    42%   $ 426,603    36%  $ 537,722    45%   $ 543,109    49%
  Multi-family residential loans        236,003    13     186,591    12      148,060    13     140,589    12      127,334    11
  Non-residential real estate loans     203,842    11     168,453    11      141,046    12     107,315     9       94,401     8
  Construction loans (1)                 77,216     4      80,563     5       63,035     5      51,319     4       46,641     4
-------------------------------------------------------------------------------------------------------------------------------
   Total real estate loans            1,236,732    70   1,088,490    70      778,744    66     836,945    70      811,485    73
===============================================================================================================================
Consumer loans:
  Second mortgage and home
   equity loans                         253,866    14     204,806    13      175,541    15     163,231    14      119,645    11
  Automobile loans                       64,841     4      46,956     3       37,558     3      31,182     3       36,831     3
  Other consumer loans (2)               25,262     1      14,239     1        9,006     1       9,149     1       10,724     1
-------------------------------------------------------------------------------------------------------------------------------
   Total consumer loans                 343,969    19     266,001    17      222,105    19     203,562    17      167,200    15
===============================================================================================================================
Education loans                         197,579    11     190,170    12      182,380    15     159,893    13      134,094    12
Commercial business loans                   195     -         296     -          371     -         557     -        1,217     -
-------------------------------------------------------------------------------------------------------------------------------
   Subtotal                           1,778,475   100%  1,544,958   100%   1,183,600   100%  1,200,957   100%   1,113,996   100%
Unearned discounts, premiums,
   and net deferred loan fee/costs        2,029             1,260              1,549               574                (68)
Allowance for loan losses                (8,028)           (7,624)            (7,624)           (7,638)            (7,888)
-------------------------------------------------------------------------------------------------------------------------------
   Total loans held for investment   $1,772,477        $1,538,595         $1,177,526        $1,193,893         $1,106,040
===============================================================================================================================
Weighted average contractual rate          8.00%             7.58%              7.80%             8.22%             8.16%
===============================================================================================================================

(1) At December 31, 2000, construction loans consisted of $48.7 million in single-family residences, $15.9 million in non-residential real estate, and $12.6 million in multi-family residences.
(2) At December 31, 2000, other consumer loans included $19.1 million of unsecured loans, $3.4 million of recreational and household good loans, $1.7 million of deposit account-secured loans, and $1.1 million of mobile home loans.

         The following table sets forth the activity in the Corporation's portfolio of loans held for investment during each of the years indicated.



Dollars in thousands                                       2000          1999           1998          1997          1996
-------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                      $ 1,538,595    $1,177,526     $1,193,893    $1,106,040      $932,084
------------------------------------------------------------------------------------------------------------------------
Real estate loan originations:
  Single-family mortgage loans (1)                      354,734       293,227        212,964       243,694       247,362
  Commercial real estate loans                          120,459       112,180        106,146        71,554        65,384
  Decrease (increase) in loans in process (2)           (13,546)       (7,086)         1,654       (13,081)       (3,277)
------------------------------------------------------------------------------------------------------------------------
    Total real estate loans originated                  461,647       398,321        320,764       302,167       309,469
------------------------------------------------------------------------------------------------------------------------
Consumer loan originations:
  Second mortgage and home equity loans                 160,386       137,459        136,659       120,809        89,115
  Automobile loans                                       52,967        39,635         33,729        23,923        29,377
  Other consumer loans (3)                               22,490        12,168          6,461         7,004         8,675
------------------------------------------------------------------------------------------------------------------------
    Total consumer loans originated                     235,843       189,262        176,849       151,736       127,167
------------------------------------------------------------------------------------------------------------------------
Education loan originations                              33,859        29,521         37,692        38,422        36,176
------------------------------------------------------------------------------------------------------------------------
    Total loans originated for investment               731,350       617,103        535,305       492,325       472,812
------------------------------------------------------------------------------------------------------------------------
Loans purchased for investment:
  Single-family residential loans                        13,051        97,238        165,140             -             -
  Commercial real estate loans                            8,625           798              -         6,373         9,692
  Consumer loans                                              -             -            377             -             -
------------------------------------------------------------------------------------------------------------------------
    Total loans purchased for investment                 21,676        98,036        165,517         6,373         9,692
------------------------------------------------------------------------------------------------------------------------
Loan principal repayments                              (356,507)     (371,999)      (389,935)     (317,291)     (292,199)
Loans swapped into mortgage-backed securities          (132,280)            -       (222,260)            -             -
Education loans sold                                     (4,800)       (2,165)             -             -             -
Loans transferred to held for sale portfolio (4)        (23,743)      (21,283)       (98,718)      (92,573)      (15,659)
Loans transferred from held for sale portfolio (5)            -        43,554              -             -             -
Other changes in loans held for investment (6)           (1,813)       (2,178)        (6,276)         (981)         (690)
------------------------------------------------------------------------------------------------------------------------
  Balance at end of period                          $ 1,772,477    $1,538,595     $1,177,526    $1,193,893    $1,106,040
========================================================================================================================

(1) Excludes loans originated for sale and loans originated on an agency basis for WHEDA and State VA. The latter amounted to $26.3 million, $30.3 million, $38.8 million, $23.1 million, and $20.9 million in 2000, 1999, 1998, 1997, and 1996, respectively.

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


         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $228.0 million or 15.5% during the twelve months ended December 31, 2000. Management attributes this growth to higher short-term rates and recent volatility in other financial markets, which has made traditional bank financial offerings more attractive to consumers. As of December 31, 2000, the Corporation had $40.3 million in certificates of deposit outstanding that were obtained through third-party broker-dealers. This compares to zero at December 31, 1999. These deposits were acquired at terms substantially the same as borrowings from the FHLB, except that such deposits do not require the posting of collateral, as is the case with borrowings from the FHLB. The terms to maturity of all of the brokered certificates of deposits outstanding as of December 31, 2000, were less than six months.

         The following table sets forth the composition of the Corporation's deposit liabilities as of December 31 for each of the years indicated.



Dollars in thousands                                  2000                     1999                     1998
---------------------------------------------------------------------------------------------------------------------
                                                         WEIGHTED                  WEIGHTED                 WEIGHTED
                                                          AVERAGE                   AVERAGE                  AVERAGE
                                               AMOUNT        RATE       AMOUNT         RATE        AMOUNT       RATE
---------------------------------------------------------------------------------------------------------------------
Regular savings accounts                  $   103,662        1.49%   $   104,511      1.49%   $   103,467       1.98%
Interest-bearing checking accounts             80,594        0.85         72,913      0.75         83,260       0.86
Non-interest bearing checking accounts        161,602           -        136,700         -        144,731          -
Money market accounts                         154,399        4.22        173,596      3.76        166,801       4.03
Variable-rate IRA accounts                      2,827        3.94          3,610      3.63          3,215       4.11
Certificates of deposit                     1,196,168        6.45        979,930      5.41        958,662       5.83
--------------------------------------------------------------------------------------------------------------------
  Total                                   $ 1,699,252       5.06%    $ 1,471,259      4.20%   $ 1,460,136       4.49%
====================================================================================================================

         At December 31, 2000, certificates of deposit in denominations of $100,000 or more amounted to $120.1 million and mature as follows: $18.6 million within three months, $19.4 million over three through six months, $48.0 million over six through 12 months, $33.3 million over 12 through 24 months, and $0.8 million over 24 months. These amounts do not include certificates of deposits issued through third-party broker-dealers.

         FHLB ADVANCES AND ALL OTHER BORROWINGS The Corporation's FHLB advances declined by $76.1 million or 17.1% during the year ended December 31, 2000. These borrowings were replaced by $100.0 million in borrowings under securities sold under agreements to repurchase.

         The following table presents certain information regarding the Corporation's short-term borrowings (original maturity of less than one year) at or for the years ended December 31, 2000, 1999, and 1998.



Dollars in thousands                                                                  2000        1999         1998
--------------------------------------------------------------------------------------------------------------------
FHLB advances:
  Average balance outstanding (1)                                                $  51,828     $ 84,482    $  89,832
  Maximum amount outstanding at any month-end during the period                    201,273      204,215      211,300
  Balance outstanding at end of period                                              10,545      201,273        3,000
  Average interest rate during the period (2)                                         6.42%        5.32%        5.65%
  Weighted-average interest rate at the end of period                                 6.74%        5.66%        5.76%

Securities sold under agreements to repurchase:
  Average balance outstanding (1)                                                $  71,154            -            -
  Maximum amount outstanding at any month-end during the period                    100,000            -            -
  Balance outstanding at end of period                                             100,000            -            -
  Average interest rate during the period (2)                                         6.45%           -            -
  Weighted-average interest rate at the end of period                                 6.68%           -            -

Federal funds purchased:
  Average balance outstanding (1)                                                $  15,385     $  2,308    $     769
  Maximum amount outstanding at any month-end during the period                     20,000       20,000       10,000
  Balance outstanding at end of period                                              20,000       20,000            -
  Average interest rate during the period (2)                                         6.72%        5.74%        4.81%
  Weighted-average interest rate at the end of period                                 6.77%        5.79%           -

Total short-term borrowings:
  Average balance outstanding (1)                                                $ 138,367     $ 86,790    $  90,601
  Maximum amount outstanding at any month-end during the period                    221,273      221,273      221,300
  Balance outstanding at end of period                                             130,545      221,273        3,000
  Average interest rate during the period (2)                                         6.47%        5.33%        5.64%
  Weighted-average interest rate at the end of period                                 6.70%        5.67%        5.76%
====================================================================================================================

(1) Calculated using month-end balances.
(2) Calculated using month-end average interest rates.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $4.4 million or 0.19% of total assets at December 31, 2000, compared to $2.1 million or 0.10% at December 31, 1999. The increase in non-performing assets in 2000 was principally caused by a small number of independent builders that are experiencing problems with a number of small single-family projects. Although foreclosure on some or all of the loans may be necessary, management does not expect to incur a significant loss at this time, if any. However, there can be no assurances.

         The following table contains information regarding the Corporation's non-performing assets during the five year period ended December 31, 2000.



Dollars in thousands                                               2000       1999       1998        1997       1996
---------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Single-family mortgage loans                                  $ 2,065     $  862     $  770      $  738     $1,003
  Commercial real estate loans                                        -          -          -       3,000          -
--------------------------------------------------------------------------------------------------------------------
    Total real estate loans                                       2,065        862        770       3,738      1,003
  Consumer loans                                                  1,069        191        341         672        973
--------------------------------------------------------------------------------------------------------------------
    Total non-accrual loans                                       3,134      1,053      1,111       4,410      1,976
Real estate owned and in judgement                                1,222      1,091      1,264         492        460
--------------------------------------------------------------------------------------------------------------------
    Total non-performing assets                                 $ 4,356     $2,144     $2,375      $4,902     $2,436
====================================================================================================================
Ratio of non-accrual loans to loans held for investment            0.18%      0.07%      0.09%       0.37%      0.18%
--------------------------------------------------------------------------------------------------------------------
Ratio of total non-performing assets to total assets               0.19%      0.10%      0.13%       0.32%      0.16%
====================================================================================================================
Ratio of total allowance for loan and real estate losses to total
  Non-performing assets                                             188%       365%       330%        159%       331%
====================================================================================================================

Note: there were no non-performing education loans as of December 31 for any of the years presented.

         In addition to non-performing assets, at December 31, 2000, management was closely monitoring $2.8 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $3.3 million in such assets at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits obtained through its retail branch offices, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During 2000, 1999, and 1998, the Corporation used these sources of funds to fund loan commitments, purchase investment mortgage-related securities, and cover maturing liabilities and deposit withdrawals. At December 31, 2000, the Corporation had approved real estate loan commitments of $15.1 million outstanding, undisbursed commitments on construction loans of $55.2 million, and mortgage loan sale commitments of $40.2 million outstanding. In addition, the Corporation had $848.9 million in time deposits, $88.8 million in FHLB advances, $100.0 million in securities sold under agreements to repurchase, and $20.0 million in purchased fed funds that were scheduled to mature within one year. Management believes that the Corporation has adequate resources to fund all of these commitments, that all of these commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments. Under FHLB lending and collateralization guidelines, the Corporation had approximately $330 million in unused borrowing capacity at the FHLB as of December 31, 2000.

         The Corporation's stockholders' equity ratio as of December 31, 2000, was 6.23% of total assets. The Corporation's long-term objective is to maintain its equity ratio in a range of approximately 6.5% to 7.0%, which is consistent with return on asset and return on equity goals of at least 1.10% and 16.5%, respectively. The Corporation is below its target range as of December 31, 2000, primarily as a result of significant growth in its loans held for investment during the year, as well as significant stock repurchases during the fourth quarter of 1999. The Corporation expects its equity ratio to return to its target range during the next 12 to 24 months, although there can be no assurances.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At December 31, 2000, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well capitalized" institution. For additional discussion, refer to Note 11 of the Corporation's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The Corporation paid cash dividends of $7.7 million, $6.3 million, and $5.0 million during the years ended December 31, 2000, 1999, and 1998, respectively. These amounts equated to dividend payout ratios of 33.3%, 28.0%, and 25.7% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations which include, but are not limited to, the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank (for additional discussion refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On January 23, 2001, the Corporation's Board of Directors approved a regular quarterly dividend of $0.11 per share payable on March 8, 2001, to shareholders of record on February 15, 2001.

         During 2000, the Corporation repurchased 143,904 shares of common stock at a cost of $1.7 million under its 1999 stock repurchase plans (the "1999 Plan"). As of December 31, 2000, 219,506 remained to be purchased under the 1999 Plan. In April 2000, the Corporation's Board of Directors extended the 1999 Plan for another twelve months and approved a new plan to repurchase up to 913,554 shares of the Corporation's outstanding common stock (the "2000 Plan"). The shares may be repurchased from time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. For additional discussion, refer to
Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         During 2000, the Corporation reissued 85,807 shares of common stock out of its inventory of treasury stock with a cost basis of $970,000. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.


ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk" or "market risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "gaps"). Management has sought to control the Corporation's one- and three-year gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer and education loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in adjustable-rate and short- and medium-term fixed-rate CMOs and MBSs. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

         In general, it is management's goal to maintain the Corporation's one-year gap in a range between 0% and -30% and its three-year gap in a range between 0% and -10%. Management believes this strategy takes advantage of the fact that market yield curves tend to be upward sloping, which increases the spread between the Corporation's earning assets and interest-bearing liabilities. Furthermore, management of the Corporation does not believe that this strategy exposes the Corporation to unacceptable levels of interest rate risk as evidenced by the fact that the Corporation's three-year gap is generally maintained in a narrow band around zero, which implies that the Corporation is exposed to little interest rate risk over a three-year horizon. In addition, it should be noted that for purposes of its gap analysis, the Corporation classifies its interest-bearing checking, savings, and money market deposits in the shortest category, due to their potential to reprice. However, it is the Corporation's experience that these deposits do not reprice as quickly or to the same extent as other financial instruments, especially in a rising rate environment. In addition, the Corporation classifies certain FHLB advances that are redeemable prior to maturity (at the option of the FHLB) according to their redemption dates, which are earlier than their maturity dates. These advances may not be redeemed by the FHLB prior to maturity.

         The following table summarizes the Corporation's gap as of December 31, 2000.



                                                       MORE THAN    MORE THAN    MORE THAN
                                            6 MONTHS    6 MONTHS    1 YEAR TO   3 YEARS TO        OVER
Dollars in thousands                         OR LESS   TO 1 YEAR      3 YEARS      5 YEARS     5 YEARS        TOTAL
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Mortgage loans:
  Fixed                                   $   96,162   $  22,829    $  36,626     $ 21,114    $ 18,074   $  194,805
  Adjustable                                 220,894     232,360      455,003      141,356      13,421    1,063,034
Consumer and education loans                 314,680      65,402      129,475       24,556       6,365      540,478
Mortgage-backed and related securities        85,736      88,037      141,154       40,547      50,974      406,448
Investment securities and other
  earning assets                              13,154           -          200          200      25,868       39,422
--------------------------------------------------------------------------------------------------------------------
  Total                                   $  730,626   $ 408,628    $ 762,458     $227,773    $114,702   $2,244,187
====================================================================================================================
Interest-bearing liabilities:
Deposits liabilities:
  Regular savings and checking accounts   $  184,256           -            -            -           -   $  184,256
  Money market deposit accounts              154,399           -            -            -           -      154,399
  Variable-rate IRA accounts                   2,827           -            -            -           -        2,827
  Time deposits                              379,024   $ 468,164    $ 346,753     $  2,227           -    1,196,168
FHLB advances and other borrowings           402,151      34,249       54,432           14           -      490,846
--------------------------------------------------------------------------------------------------------------------
  Total                                   $1,122,657   $ 502,413    $ 401,185     $  2,241           -   $2,028,496
====================================================================================================================
Excess (deficiency) of earning assets
  over interest-bearing liabilities       $ (392,031)  $ (93,785)   $ 361,273     $225,532    $114,702
====================================================================================================================
Cumulative excess (deficiency) of
earning assets over
  interest-bearing liabilities            $ (392,031)  $(485,816)   $(124,543)    $100,989    $215,691
====================================================================================================================
Cumulative excess (deficiency) of
earning assets over
  interest-bearing liabilities as a
  percent of total assets                     -16.66%     -20.65%       -5.29%        4.29%       9.17%
====================================================================================================================
Cumulative earning assets as a
percentage of
  interest-bearing liabilities                 65.08%      70.10%       93.85%      104.98%     110.63%
====================================================================================================================

Note: If redeemable FHLB advances, interest-bearing checking, and regular savings deposits were deemed to reprice after one year, the Corporation's one-year funding gap would have been -3.25% as of December 31, 2000, which compares to -8.58% and 2.86% as of December 31, 1999 and 1998, respectively.

         The Corporation's one-year gap was -20.65% at December 31, 2000, compared to -21.89% and -11.77% at December 31, 1999 and 1998, respectively. The Corporation's one-year negative gap widened from 1998 to 1999 principally because of the Corporation's strategy of funding originations and purchases of adjustable-rate loans with terms to initial reprice of greater than one year with liabilities that had terms to maturity or redemption of less than one year. Also contributing was the Corporation's purchase in 1999 of medium-term CMOs, also with the funding sources that generally had terms to maturity or redemption of less than one year. Refer to "Financial Condition--Loans Held for Investment" and "Financial Condition--Mortgage-Backed and Related Securities" for additional discussion.

         Certain shortcomings are inherent in using gap to quantify exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. This is especially true for assets such as mortgage loans that have embedded prepayment options and liabilities that have early redemption features. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, as it does in the case of deposit liabilities. Additionally, certain assets such as adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, the proportion of adjustable-rate loans in the Corporation's portfolio may change as interest rates change. For example, if current market interest rates remain at or above current levels the proportion of adjustable-rates loans in the Corporation's portfolio may increase for reasons described elsewhere in this report.

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

         The Corporation does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its interest rate risk. However, the Corporation does use forward sales of mortgage-backed securities and other commitments of a similar nature to manage exposure to market risk in its "pipeline" of single-family residential loans intended for sale. This pipeline consists of mortgage loans that are held for sale as of the balance sheet date as well as commitments to originate mortgage loans that are intended for sale, but are not closed as of the balance sheet date. Loans held for sale are generally matched against forward sales that require delivery within 30 to 60 days of the balance sheet date. The Corporation's policy is to cover its commitments to originate loans intended for sale with forward sales that have a value of 40% to 130% of the value of such commitments, depending on management's expectations for near-term changes in interest rates and anticipated cancellations by borrowers. These forward sales generally require delivery within 60 to 90 days. Given these policies, as well as the short-term nature of the Corporation's pipeline and its related forward sales, management believes these financial instruments pose little market risk to the Corporation.

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

         The following table summarizes as of December 31, 2000 and 1999, the sensitivity of the Bank's NPV and net interest income to immediate and sustained changes in interest rates, as shown (parallel shifts in the term structure of interest rates are assumed as permitted by OTS regulations; dollars are presented in millions).



                                                                Estimated NPV
                       Change in Interest Rates              12/31/00   12/31/99
                       ------------------------              --------   --------
                       200 basis point increase               $171.7     $172.3
                       Base scenario                           186.6      185.1
                       200 basis point decline                 173.0      176.6


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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2000 and 1999



ASSETS                                                                                       2000             1999
----------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                $   25,445,819   $   65,566,021
Interest-bearing deposits with banks                                                       13,054,493       17,790,262
Investment securities available for sale, at fair value                                       817,141          872,844
Mortgage-backed and related securities:
  Available for sale, at fair value                                                       331,236,909      252,165,351
  Held for investment, at cost (fair value of $76,456,829 and $101,068,308,
  respectively)                                                                            77,298,853      103,932,229
Loans held for sale                                                                        22,973,887        6,345,624
Loans held for investment, net                                                          1,772,476,651    1,538,594,590
Federal Home Loan Bank stock                                                               25,568,100       22,511,300
Accrued interest receivable, net                                                           19,701,004       15,420,837
Office properties and equipment                                                            26,781,010       24,620,596
Mortgage servicing rights, net                                                             23,280,472       21,727,981
Intangible assets                                                                          11,490,392       12,463,373
Other assets                                                                                2,600,835        2,543,147
----------------------------------------------------------------------------------------------------------------------

  Total assets                                                                         $2,352,725,566   $2,084,554,155
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                    $1,699,252,162   $1,471,259,473
Federal funds purchased                                                                    20,000,000       20,000,000
Securities sold under agreements to repurchase                                            100,000,000                -
Federal Home Loan Bank advances                                                           368,205,000      444,333,000
Other borrowings                                                                            2,641,370        5,246,701
Advance payments by borrowers for taxes and insurance                                       1,023,712        5,407,816
Accrued interest payable                                                                    4,047,875        2,516,280
Other liabilities                                                                          11,005,952        8,515,659
----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                     2,206,176,071    1,957,278,929
======================================================================================================================
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none outstanding                     -                -
Common stock, $0.10 par value, 100,000,000 shares authorized, 19,941,630 shares issued and outstanding, including 1,596,332 and 1,538,235 shares of treasury stock,
  respectively                                                                              1,994,163        1,994,163
Additional paid-in capital                                                                 34,540,064       34,540,064
Retained earnings                                                                         122,921,606      106,929,097
Treasury stock, at cost                                                                   (15,127,142)     (14,388,670)
Unearned restricted stock                                                                   (142,083)         (591,183)
Accumulated non-owner adjustments to equity, net                                            2,362,887       (1,208,245)
----------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                              146,549,495      127,275,226
----------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                           $2,352,725,566   $2,084,554,155
======================================================================================================================


Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2000, 1999, and 1998



                                                                         2000              1999               1998
-------------------------------------------------------------------------------------------------------------------

Interest on loans                                                $134,454,432      $103,880,028       $ 95,469,420
Interest on mortgage-backed and related securities                 24,516,300        23,728,297         18,542,233
Interest and dividends on investments                               2,465,456         2,462,273          4,656,215
------------------------------------------------------------------------------------------------------------------
  Total interest income                                           161,436,188       130,070,598        118,667,868
------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                    73,587,725        60,547,033         59,421,641
Interest on FHLB advances and other borrowings                     28,308,198        15,406,359         12,035,553
------------------------------------------------------------------------------------------------------------------
  Total interest expense                                          101,895,922        75,953,392         71,457,194
------------------------------------------------------------------------------------------------------------------
  Net interest income                                              59,540,265        54,117,206         47,210,674
Provision for loan losses                                           1,008,780           387,021            293,112
------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses              58,531,486        53,730,185         46,917,562
------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                            22,460,778        20,229,612         15,025,325
Loan servicing fees, net                                            3,874,210         2,758,148        (6,673,635)
Premiums and commissions                                            2,782,982         2,612,694          1,780,045
Gain on sales of loans                                              2,736,467         7,225,815         16,928,546
Gain on sale of real estate investments                             1,188,863                 -                  -
Gain on sale of investment securities                                       -                 -            342,803
Other income                                                        2,589,250         2,351,585          3,956,985
------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                        35,632,550        35,177,854         31,360,070
------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                 35,246,002        31,512,342         26,659,541
Occupancy and equipment                                             7,827,333         7,381,256          6,949,198
Communications, postage, and office supplies                        4,304,790         4,019,411          3,675,696
ATM and debit card transaction costs                                2,927,597         2,694,203          2,335,872
Advertising and marketing                                           2,377,953         2,275,502          2,157,076
Amortization of intangible assets                                   1,027,761         1,031,774            582,159
Other expenses                                                      4,538,896         5,384,961          5,236,981
------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                       58,250,331        54,299,449         47,596,523
------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                       35,913,705        34,608,590         30,681,109
Income tax expense                                                 12,769,829        12,167,380         11,256,975
------------------------------------------------------------------------------------------------------------------

  Net income                                                     $ 23,143,876      $ 22,441,210       $ 19,424,134
==================================================================================================================

PER SHARE INFORMATION                                                    2000              1999               1998
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                              $1.25             $1.17              $0.98
Basic earnings per share                                                 1.26              1.21               1.05
Dividends paid per share                                                 0.42              0.34               0.27
==================================================================================================================

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2000, 1999, and 1998



                                     COMMON
                                  STOCK AND                                              ACCUMULATED
                                 ADDITIONAL                                   UNEARNED     NON-OWNER
                                    PAID-IN      RETAINED      TREASURY     RESTRICTED   ADJUSTMENTS
                                    CAPITAL      EARNINGS         STOCK          STOCK     TO EQUITY         TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    $36,534,227   $84,548,291 ($10,845,168)     ($211,006)    ($664,998)  $109,361,346
                                                                                                     -------------
Net income                                     19,424,134                                               19,424,134
Securities valuation
adjustment, net of income taxes                                                           3,706,543      3,706,543
Reclassification adjustment
  for gain on securities
  included in income, net of income taxes                                                  (203,831)      (203,831)
                                                                                                     -------------
Net income and non-owner
  adjustments to equity                                                                                 22,926,846
                                                                                                     -------------
Dividends paid                                 (5,001,135)                                              (5,001,135)
Exercise of stock options                      (2,443,580)   4,509,897                                   2,066,317
Restricted stock award                            764,096      969,312     (1,733,408)                           -
Purchase of treasury stock                                  (7,356,875)                                 (7,356,875)
Amortization of restricted
  stock                                                                       688,148                      688,148
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     36,534,227    97,291,806  (12,722,834)    (1,256,266)    2,837,714    122,684,647
Net income                                     22,441,210                                               22,441,210
Securities valuation
  adjustment, net of income taxes                                                        (4,045,959)    (4,045,959)
                                                                                                     -------------
Net income and non-owner
  adjustments to equity                                                                                 18,395,251
                                                                                                     -------------
Dividends paid                                 (6,287,822)                                              (6,287,822)
Exercise of stock options                      (6,516,097)  14,264,500                                   7,748,403
Purchase of treasury stock                                 (15,930,336)                                (15,930,336)
Amortization of restricted
  stock                                                                       665,083                      665,083
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999     36,534,227   106,929,097  (14,388,670)      (591,183)   (1,208,245)   127,275,226
Net income                                     23,143,876                                               23,143,876
Securities valuation
  adjustment, net of income taxes                                                         3,571,132      3,571,132
                                                                                                     -------------
Net income and non-owner
  adjustments to equity                                                                                 26,715,008
                                                                                                     -------------
Dividends paid                                 (7,699,035)                                              (7,699,035)
Exercise of stock options                        (417,520)     809,879                                     392,359
Restricted stock award                              4,688      160,312       (165,000)                           -
Purchase of treasury stock                                  (1,708,663)                                 (1,708,663)
Amortization of restricted
  stock                                           960,500                     614,100                    1,574,600
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000    $36,534,227  $122,921,606 ($15,127,142)     ($142,083)   $2,362,887   $146,549,495
==================================================================================================================

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 1999, and 1998



                                                                                                  2000          1999          1998
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                               $23,143,876   $22,441,210   $19,424,134
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                           1,069,996       305,852       548,573
    Net loan costs deferred                                                                 (1,349,652)     (586,949)   (1,162,077)
    Amortization (including mortgage servicing rights)                                       6,184,715     7,137,777    14,414,636
    Depreciation                                                                             2,573,353     2,521,592     2,472,324
    Gains on sales of loans and other investments                                           (3,925,330)   (7,225,815)  (17,271,349)
    Increase in accrued interest receivable                                                 (4,280,167)   (1,532,299)   (2,340,781)
    Increase (decrease) in accrued interest payable                                          1,531,595       568,457       (82,330)
    Increase in current and deferred income taxes                                              351,772     5,678,518     2,093,042
    Other accruals and prepaids, net                                                          (663,059)      356,321      (407,797)
----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales                    24,637,099    29,664,664    17,688,375
  Loans originated for sale                                                               (142,985,217) (305,345,488) (818,292,296)
  Sales of loans originated for sale or transferred from held for investment               150,876,533   351,254,560   893,350,918
----------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                       32,528,415    75,573,736    92,746,997
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                                4,735,769    78,759,513   (89,436,019)
  Purchases of investment securities                                                                 -      (941,254)            -
  Sales of investment securities                                                                     -             -       351,483
  Maturities of investment securities                                                          100,000             -    21,318,517
  Purchases of mortgage-backed and related securities available for sales                            -  (144,155,260)            -
  Purchases of mortgage-backed and related securities held for investment                            -   (51,163,258)  (20,355,825)
  Principal repayments on mortgage-backed and related securities  available for sales        8,228,257    90,384,796    69,972,407
  Principal repayments on mortgage-backed and related securities held  for investment       26,567,249    49,632,447    42,177,481
  Loans originated for investment                                                         (731,349,977) (617,103,300) (535,305,071)
  Loans purchased for investment                                                           (21,675,836)  (98,035,581) (165,517,368)
  Loan principal repayments                                                                356,507,215   371,997,482   389,935,430
  Sales of education loans                                                                   4,996,708     2,254,103             -
  Sales of real estate                                                                       2,780,175     1,710,646     5,593,229
  Purchases of office properties and equipment                                              (4,931,478)   (2,173,855)   (3,671,180)
  Purchases of mortgage servicing rights                                                    (1,865,307)            -      (454,774)
  Other, net                                                                                (2,594,536)   (9,589,230)   (6,982,877)
----------------------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                                 (308,501,761) (328,422,751) (292,374,567)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                          227,992,689    11,123,813   236,668,976
  Deposits purchased                                                                                 -             -    76,932,788
  Long-term advances from Federal Home Loan Bank                                           185,000,000   142,000,000   150,660,000
  Repayment of long-term Federal Home Loan Bank advances                                   (95,400,000)  (82,715,000)  (18,305,000)
  Increase (decrease) in short-term Federal Home Loan Bank borrowings                     (165,728,000)  198,273,000  (208,300,000)
  Increase in securities sold under agreements to repurchase                               100,000,000             -             -
  Increase in federal funds purchased                                                                -    20,000,000             -
  Increase (decrease) in other borrowings                                                   (2,605,331)    2,243,717   (10,055,786)
  Increase (decrease) in advance payments by borrowers for taxes and insurance              (4,384,104)    3,645,626    (2,110,574)
  Purchase of treasury stock                                                                (1,708,663)  (15,930,336)   (7,356,875)
  Dividends paid                                                                            (7,699,035)   (6,287,822)   (5,001,135)
  Other, net                                                                                   385,588     2,419,333       198,397
----------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                              235,853,144   274,772,331   213,330,791
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                         (40,120,202)   21,923,316    13,703,221
Cash and due from banks at beginning of period                                              65,566,021    43,642,705    29,939,484
----------------------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                               $25,445,819  $ 65,566,021   $43,642,705
==================================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                                $157,156,021  $128,538,299  $116,327,087
  Interest paid on deposits and borrowings                                                 100,364,327    75,384,935    71,539,524
  Income taxes paid                                                                         12,559,751     6,685,320    10,010,000
  Income taxes refunded                                                                        141,693       196,429     1,273,063
  Mortgage-backed securities swaps                                                         132,280,050             -   222,259,814
  Transfer of loans from held for investment to held for sale                               23,743,254    21,283,119    98,717,833
  Transfer of loans from held for sale to held for investment                                        -    43,553,563             -
==================================================================================================================================

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

         SECURITIZATIONS AND SALES OF MORTGAGE LOANS The Corporation sells substantially all of the fixed-rate single-family mortgage loans it originates, including adjustable-rate loans that convert to fixed-rate loans. These sales are accomplished through cash sales to FHLMC, FNMA, FHLB, and other third-party investors, as well as through securitizations with FHLMC and FNMA. In general, MBSs received from FHMLC or FNMA in exchange for fixed-rate mortgage loans are sold immediately in the securities market. In general, the Corporation continues to service these mortgage loans after they are sold (refer to "Mortgage Servicing Rights", below).

         From time to time the Corporation also exchanges adjustable-rate mortgage loans held for investment for FHLMC or FNMA MBSs backed by the same loans. The resulting MBSs are classified in the Corporation's statement of financial condition as "mortgage-backed and related securities available for sale". The Corporation continues to service the loans underlying these securities after they are exchanged.

         From time to time the Corporation retains an exposure to all or a portion of the credit risk associated with loans it sells or securitizes into MBSs. In such instances, the Corporation records a recourse liability to cover potential credit losses. Because the loans involved in these transactions are similar to those in the Corporation's loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to "Allowance for Loan Losses", below).

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

         The value of OMSR and PMSR (collectively "mortgage servicing rights" or "MSRs") is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. In valuing MSRs, the Corporation stratifies the loans by type of loan (e.g., fixed-rate versus adjustable-rate, non-government-guaranteed loans versus government-guaranteed loans), year of original funding, contractual interest rate, and original term to maturity. If, based on periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against the Corporation's loan servicing fee income. A valuation allowance is not recorded if the estimated fair value of a stratum exceeds its carrying value. Because of this inconsistent treatment, the Corporation may be required to maintain a valuation allowance against MSRs even though the estimated fair value of the Corporation's total MSR portfolio exceeds its carrying value in total. The valuation adjustment is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, an appropriate discount rate as determined by management, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income.

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

         INTANGIBLE ASSETS From time-to-time the Corporation has acquired all or a portion of the assets and liabilities of other financial institutions and has paid or received amounts for such assets and liabilities that are not equal to their identifiable fair value. A portion of the resulting difference is amortized to earnings over the estimated remaining lives of the deposit liabilities acquired in these transactions. The remaining amount (goodwill) is amortized over periods of up to 20 years. The carrying amount of goodwill is reviewed when facts and circumstances indicate that it may be impaired. If such review indicates that goodwill is impaired, the carrying amount of goodwill is reduced by the estimated amount of the impairment.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation occasionally enters into sales of securities under agreements to repurchase with third-party broker-dealers (commonly referred to as "reverse-repurchase agreements"). These arrangements are treated as a financing, and the obligations to repurchase securities sold are reflected as a liability in the Corporation's Consolidated Statement of Financial Condition. The securities underlying the agreements remain in the asset accounts.

         Securities sold under repurchase agreements are physically delivered to the broker-dealers that arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations. The Bank is exposed to risk in these types of transactions in that changes in market prices, economic losses, or other factors could prevent or delay the counter-party in the transaction from returning the securities at the maturity of the agreement. The Bank limits its exposure to such risk by utilizing standard industry agreements, limiting counter-parties to large, reputable broker-dealers, limiting the amount that can be borrowed from an individual counter-party, and limiting the duration of such agreements (typically one to six months).

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

                  LOANS HELD FOR INVESTMENT The estimated fair value of loans held for investment is determined using discounted cash flow techniques. Scheduled principal and interest payments are adjusted for estimated future prepayments as provided by third-party market sources or as estimated by management using historical prepayment experience. Discount rates used in the fair value computations are generally based on interest rates offered by the Corporation on similar loans as of December 31, 2000 and 1999, adjusted for management's estimate of differences in liquidity, credit risk, remaining term to maturity, etc.

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

                  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE, FEDERAL FUNDS PURCHASED, AND OTHER BORROWINGS These funding sources consist principally of short-term or variable rate borrowings. As such, the Corporation has estimated the fair value of these funding sources to approximate carrying value.

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

         As permitted by GAAP, the Corporation has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on the Corporation's earnings have been disclosed on a pro forma basis. Refer to Note 9 for the appropriate disclosures.

         EARNINGS PER SHARE Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the incentive plans described in Note 9. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the years ended December 31, 2000, 1999, and 1998, is as follows:


                                                         2000                       1999                        1998
-------------------------------------------------------------------------------------------------------------------------------
                                                    BASIC       DILUTED         BASIC       DILUTED         BASIC       DILUTED
-------------------------------------------------------------------------------------------------------------------------------

Net income                                    $23,143,876   $23,143,876   $22,441,210   $22,441,210   $19,424,134   $19,424,134
-------------------------------------------------------------------------------------------------------------------------------
Average common shares issued,
  net of actual treasury shares                18,318,197    18,318,197    18,541,464    18,541,464    18,479,178    18,479,178
Potential common shares issued
under stock options (treasury stock method)             -       153,888             -       596,458             -     1,384,968
-------------------------------------------------------------------------------------------------------------------------------
Average common shares and
  potential common shares                      18,318,197    18,472,085    18,541,464    19,137,922    18,479,178    19,864,146
-------------------------------------------------------------------------------------------------------------------------------
Earnings per share                                  $1.26         $1.25         $1.21         $1.17         $1.05         $0.98
===============================================================================================================================


         PENDING ACCOUNTING CHANGES In 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"). This standard establishes new rules for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. However, SFAS 133 establishes special accounting rules for certain derivatives that meet the definition of a hedge. Changes in the fair value of derivatives that do not meet this definition are required to be included in earnings in the period of the change. The new standard is effective for fiscal years beginning after June 15, 2000, although earlier adoption is permitted. The Corporation adopted SFAS 133 on January 1, 2001.

         The Corporation does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its operations. However, the Corporation does use forward sales of mortgage-backed securities and other commitments of a similar nature to manage exposure to market risk in its "pipeline" of single-family residential loans intended for sale. Forward sales are derivative securities and are subject to the rules established by SFAS 133. In addition, commitments to extend credit that relate to loans that the Corporation intends to sell are also considered to be derivative financial instruments under SFAS
133. The Corporation does not expect the adoption of SFAS 133 to have a material impact on its operations or financial condition, although there can be no assurances.

         In 2000 the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). This standard established new rules for companies that engage in securitization transactions. In particular, the standard establishes rules for when a transfer qualifies as a sale. The new standard is effective for transactions occurring after March 31, 2001, but certain expanded financial disclosures are required for fiscal years ending after December 15, 2000. The Corporation does not expect the adoption of SFAS 140 to have a material impact on its operations or financial condition, although there can be no assurances.

         CASH AND CASH EQUIVALENTS For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents consists solely of cash on hand and non-interest-bearing deposits in banks ("cash and due from banks"). The Bank is required to maintain a certain amount of cash on hand and non-interest-bearing account balances at the Federal Reserve Bank of Minneapolis to meet specific reserve requirements. These requirements approximated $21.8 million at December 31, 2000.

         RECLASSIFICATION Certain 1999 and 1998 balances have been reclassified to conform with the 2000 presentation.

NOTE 2--MORTGAGE-BACKED AND RELATED SECURITIES

         Mortgage-backed and related securities at December 31, 2000 and 1999, are summarized as follows:


                                                                                    2000
--------------------------------------------------------------------------------------------------------------------
                                                          AMORTIZED      UNREALIZED      UNREALIZED            FAIR
                                                               COST           GAINS          LOSSES           VALUE
--------------------------------------------------------------------------------------------------------------------
Available for sale:
  Collateralized mortgage obligations                  $120,538,485        $183,445    ($1,695,739)    $119,026,191
  Mortgage-backed securities                             80,703,979       1,905,436               -      82,609,415
  Mortgage-backed securities pledged against
    reverse-repurchase agreements                       126,348,194       3,253,109               -     129,601,303
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                            327,590,658       5,341,990     (1,695,739)     331,236,909
--------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations                    75,532,013          24,243       (847,973)      74,708,283
  Mortgage-backed securities                              1,766,840          11,862        (30,156)       1,748,546
--------------------------------------------------------------------------------------------------------------------
    Total held for investment                            77,298,853          36,105       (878,129)      76,456,829
--------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed and related securities       $404,889,511      $5,378,095    ($2,573,868)    $407,693,738
====================================================================================================================
                                                                                    1999
--------------------------------------------------------------------------------------------------------------------
                                                          AMORTIZED      UNREALIZED      UNREALIZED            FAIR
                                                               COST           GAINS          LOSSES           VALUE
--------------------------------------------------------------------------------------------------------------------
Available for sale:
  Collateralized mortgage obligations                  $148,311,198          $3,252    ($4,524,895)    $143,789,555
  Mortgage-backed securities                            105,651,320       2,724,476               -     108,375,796
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                            253,962,518       2,727,728     (4,524,895)     252,165,351
--------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations                   100,522,117               -     (2,789,059)      97,733,058
  Mortgage-backed securities                              3,410,112          11,934        (86,796)       3,335,250
--------------------------------------------------------------------------------------------------------------------
    Total held for investment                           103,932,229          11,934     (2,875,855)     101,068,308
--------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed and related securities       $357,894,747      $2,739,662    ($7,400,750)    $353,233,659
====================================================================================================================

         Accrued interest receivable on mortgage-backed and related securities was $3,542,405 and $2,639,477 at December 31, 2000 and 1999, respectively.

         Mortgage-backed securities consist of FHLMC and FNMA securities. As of December 31, 2000, the Corporation had retained the credit risk on $78.6 million in FHLMC MBSs. Collateralized mortgage obligations consist of securities backed by the aforementioned agency-backed securities or by whole-loans. As of December 31, 2000, approximately 86% of the Corporation's CMO portfolio consisted of securities backed by whole loans--all of which were generally rated triple-A or its equivalent by the major credit-rating agencies. Approximately 36% of the Corporation's whole-loan CMOs consisted of loans on properties located in the state of California. No other geographical location had a material concentration.

         There were no realized gains or losses on sales of mortgage-backed and related securities during 2000, 1999, or 1998.

NOTE 3--LOANS HELD FOR INVESTMENT

         Loans held for investment at December 31 are summarized as follows:



                                                                                          2000                 1999
-------------------------------------------------------------------------------------------------------------------
First mortgage loans:
  Single-family real estate                                                       $719,670,790         $652,883,166
  Multi-family real estate                                                         236,003,146          186,591,467
  Non-residential real estate                                                      203,842,456          168,453,435
  Construction                                                                      77,215,742           80,562,997
Second mortgage and home equity loans                                              253,865,639          204,805,758
Education loans                                                                    197,579,143          190,170,252
Automobile and other consumer loans                                                 90,102,719           61,194,825
Commercial business loans                                                              195,266              295,756
-------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                       1,778,474,901        1,544,957,656
Unearned discount, premiums, and net deferred loan fees and costs                    2,029,276            1,260,460
Allowance for loan losses                                                          (8,027,526)          (7,623,526)
-------------------------------------------------------------------------------------------------------------------
  Total                                                                         $1,772,476,651       $1,538,594,590
===================================================================================================================

         Accrued interest receivable on loans was $16,080,986 and $12,731,071 at December 31, 2000 and 1999, respectively.

         Loans serviced for investors were $2.1 billion, $1.9 billion, and $1.9 billion at December 31, 2000, 1999, and 1998, respectively. These loans are not reflected in the Corporation's Consolidated Statements of Financial Condition. At December 31, 2000, the Corporation had retained a small portion of the credit risk related to $414.5 million in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.

         At December 31, 2000 and 1999, loans on non-accrual status were $3.1 million and $1.1 million, respectively. The Corporation has no loans contractually past due ninety or more days for which interest is being accrued.

         With respect to single-family mortgage loans, it is the Corporation's general policy to restrict lending to its primary market areas in Wisconsin as well as contiguous counties in Iowa, Illinois, and Minnesota, though from time-to-time the Corporation will purchase single-family loans originated outside of its primary market area. It is also the Corporation's general policy to limit an individual single-family mortgage loan to 80% of the appraised value of the property securing the loan. The Corporation will occasionally lend more than 80% of the appraised value of the property, but generally will require the borrower to obtain private mortgage insurance on the portion of the loan amount that exceeds 80% of the collateral. Single-family mortgage loans originated or purchased outside of the Corporation's primary market area were $172.1 million and $196.9 million at December 31, 2000 and 1999, respectively.

         With respect to multi-family and non-residential real estate loans, it is the Corporation's policy to restrict its lending area to loans secured by property located within a 300-mile radius of La Crosse, to include all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota, although in the past the Corporation originated multi-family and non-residential real estate loans outside of this area. It is also the Corporation's general policy to limit loans on multi-family residential complexes, retail shopping centers, office buildings, and multi-tenant industrial buildings to 80% of the appraised value of the property securing the loan. Loans on other types of commercial properties, such as nursing homes, hotels/motels, churches, and single-tenant industrial buildings are limited to 75% or less of the appraised value of the property securing the loan. In addition, it is the Corporation's policy that no more than 20% of its multi-family and non-residential real estate loans consist of this second category of loans. Multi-family and non-residential real estate loans originated or purchased outside of the Corporation's market area were $23.1 million and $23.5 million, at December 31, 2000 and 1999, respectively.

         With respect to consumer loans, it is the Corporation's policy that such loans be supported primarily by the borrower's ability to repay the loan and secondarily by the value of the collateral securing the loan, if any. Furthermore, in the case of second mortgages and home equity loans, the Corporation does not generally allow the sum of the first and second mortgage amounts to exceed 100% of the appraised value of the property securing the loan. Education loans are substantially guaranteed by the U.S. government.

         A summary of the activity in the allowance for loan losses is as follows:


                                                                           2000              1999               1998
---------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                       $7,623,526        $7,623,526         $7,637,527
Provision charged to expense                                          1,008,780           387,021            293,112
---------------------------------------------------------------------------------------------------------------------
Loans charged-off                                                     (664,765)         (433,744)          (365,511)
Recoveries                                                               59,985            46,723             58,398
---------------------------------------------------------------------------------------------------------------------
Charge-offs, net                                                      (604,780)         (387,021)          (307,113)
---------------------------------------------------------------------------------------------------------------------
Balance at end of period                                             $8,027,526        $7,623,526         $7,623,526
=====================================================================================================================


NOTE 4--MORTGAGE SERVICING RIGHTS

         A summary of the activity in mortgage servicing rights is as follows:


                                                              PURCHASED    ORIGINATED      VALUATION
                                                                    MSR           MSR      ALLOWANCE         TOTAL
-------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                                 $4,256,519   $12,588,785     ($554,401)   $16,290,903
Purchased servicing                                             454,774                                    454,774
Originated servicing                                                       17,587,381                   17,587,381
Amortization charged to earnings                              (527,655)   (2,468,568)                  (2,996,223)
Valuation adjustments charged to earnings                                               (10,233,376)  (10,233,376)
Charge-offs                                                   (864,565)   (3,800,276)      4,664,841             -
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                  3,319,073    23,907,322    (6,122,936)    21,103,459
Originated servicing                                                        5,333,684                    5,333,684
Amortization charged to earnings                              (368,292)   (3,233,691)                  (3,601,983)
Valuation adjustments charged to earnings                                                (1,107,179)   (1,107,179)
Charge-offs                                                   (722,157)   (3,841,315)      4,563,472             -
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                  2,228,624    22,166,000    (2,666,643)    21,727,981
Purchased servicing                                           1,865,307                                  1,865,307
Originated servicing                                                        3,293,776                    3,293,776
Amortization charged to earnings                              (437,834)   (3,168,758)                  (3,606,592)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                 $3,656,097   $22,291,018   ($2,666,643)   $23,280,472
===================================================================================================================


NOTE 5--OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at December 31 are summarized as follows:


                                                                                             2000             1999
-------------------------------------------------------------------------------------------------------------------

Office buildings and improvements                                                     $19,200,399      $19,139,161
Furniture and equipment                                                                20,599,229       18,819,621
Leasehold improvements                                                                  5,924,590        5,260,917
Land and improvements                                                                   4,359,384        4,355,945
Property acquired for expansion                                                           332,864          332,864
Construction in progress                                                                1,784,016           95,085
-------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                             52,200,482       48,003,593
-------------------------------------------------------------------------------------------------------------------
Less allowances for depreciation and amortization                                      25,419,472       23,382,997
-------------------------------------------------------------------------------------------------------------------
  Total                                                                               $26,781,010      $24,620,596
===================================================================================================================



         The Corporation rents office space and land under operating leases at certain of its locations. These leases have terms expiring between 2001 and 2020 and provide for renewals subject to escalation clauses. Rental expense was $1,862,905, $1,661,345, and $1,455,439 for the years ended December 31, 2000,
1999, and 1998, respectively.

NOTE 6--DEPOSIT LIABILITIES

         Deposit liabilities at December 31 are summarized as follows:



                                                                                              2000             1999
--------------------------------------------------------------------------------------------------------------------

Checking accounts:
  Non-interest-bearing                                                                $161,601,896     $136,700,264
  Interest-bearing                                                                      80,593,590       72,913,112
Money market accounts                                                                  154,399,192      173,595,162
Regular savings accounts                                                               103,661,933      104,510,856
Variable-rate IRA accounts                                                               2,827,417        3,610,223
Time deposits maturing within...
  Three months                                                                         169,512,703      226,970,708
  Four to six months                                                                   213,218,098      183,720,538
  Seven to twelve months                                                               465,163,919      298,701,822
  Thirteen to twenty-four months                                                       337,981,625      228,798,930
  Twenty-five to thirty-six months                                                       7,770,114       36,969,671
  Thirty-seven to forty-eight months                                                     1,562,563        3,422,436
  Forty-nine to sixty months                                                               959,115        1,345,750
--------------------------------------------------------------------------------------------------------------------
    Total time deposits                                                              1,196,168,136      979,929,855
--------------------------------------------------------------------------------------------------------------------
    Total                                                                           $1,699,252,162   $1,471,259,473
====================================================================================================================

         Time deposits include $120.1 million and $91.7 million of certificates in denominations of $100,000 or more at December 31, 2000 and 1999, respectively. Accrued interest payable on deposit liabilities was $1,198,471 and $664,844 at December 31, 2000 and 1999, respectively.

         Included in non-interest-bearing checking accounts at December 31, 2000 and 1999, were $16.9 million and $17.2 million, respectively, which represented amounts held in custody for third-party investors in loans serviced by the Corporation.

         Interest expense on deposit liabilities for the year ended December 31 is summarized as follows:


                                                                              2000             1999             1998
---------------------------------------------------------------------------------------------------------------------

Checking accounts                                                         $571,473         $558,393         $543,825
Money market savings accounts                                            6,577,913        6,586,892        6,381,467
Regular savings                                                          1,619,063        1,740,722        1,842,854
Time deposits                                                           64,819,276       51,661,026       50,653,495
---------------------------------------------------------------------------------------------------------------------
  Total                                                                $73,587,725      $60,547,033      $59,421,641
=====================================================================================================================


NOTE 7--FEDERAL HOME LOAN BANK ADVANCES AND ALL OTHER BORROWINGS

         Federal Home Loan Bank advances and all other borrowings at December 31 are summarized as follows:


                                                                  2000                                1999
--------------------------------------------------------------------------------------------------------------------
                                                                       WEIGHTED                            WEIGHTED
                                                          BALANCE  AVERAGE RATE               BALANCE  AVERAGE RATE
--------------------------------------------------------------------------------------------------------------------

Federal Home Loan Bank advances maturing in...
2000                                                            -             -           $45,400,000         5.73%
2001                                                  $78,245,000         5.82%            43,245,000          5.11
2002                                                   13,415,000          5.32            13,415,000          5.32
2003                                                  116,000,000          5.97            41,000,000          5.23
2004                                                   75,000,000          5.60            87,500,000          5.59
2005                                                   50,000,000          6.18                     -             -
2008                                                   25,000,000          4.95            25,000,000          4.95
2009                                                            -             -            12,500,000          5.20
Open line of credit                                    10,545,000          6.74           176,273,000          5.62
--------------------------------------------------------------------------------------------------------------------
  Total FHLB advances                                 368,205,000          5.82           444,333,000          5.48
====================================================================================================================
Securities sold under agreements to repurchase        100,000,000          6.68                     -             -
Federal funds purchased                                20,000,000          6.81            20,000,000          5.78
Other borrowings                                        2,641,370          7.75             5,246,701          6.50
--------------------------------------------------------------------------------------------------------------------
  Total                                              $490,846,370         6.05%          $469,579,701         5.51%
====================================================================================================================

         The Corporation's borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans and 85% to 90% of the market value of certain mortgage-backed and related securities. Interest on the open line of credit is paid monthly at approximately 45 basis points above the FHLB's daily investment deposit rate or approximately 25 basis points above the federal funds rate. The advances that mature in the years 2004, 2005, and 2008 consist of borrowings that are redeemable quarterly at the option of the FHLB; $75.0 million of the advances that mature in 2003 have this option.

         The Corporation has lines of credit with three financial institutions. These lines, which amount to $45.0 million in the aggregate, permit the overnight purchase of federal funds. There was $20.0 million outstanding under these lines as of December 31, 2000. The Corporation also has a $15.0 million line of credit with a fourth financial institution under which $2.6 million was outstanding as of December 31, 2000. The interest rate on borrowings under this line is determined on a periodic basis using an index based on the London Inter-Bank Offered Rate ("LIBOR"). The Corporation has pledged all issued and outstanding capital stock of the Bank as collateral for this line of credit.

         Securities sold under agreements to repurchase were delivered to third-party broker-dealers who arranged the transactions. The broker-dealers have agreed to resell to the Corporation the identical securities (or substantially the same securities) at the maturity dates of the agreements. As of December 31, 2000, $60.0 million of these agreements mature within three months and $40.0 million mature within four to six months.

         Accrued interest payable on FHLB advances and all other borrowings was $2,849,711 and $1,851,436 at December 31, 2000 and 1999, respectively.


NOTE 8--INCOME TAXES

         Federal and state income tax expense for the years ended December 31 is summarized as follows:



                                                                                   2000          1999          1998
--------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                                   $12,689,599   $10,558,903   $10,920,797
  State                                                                         104,230       159,477       720,178
--------------------------------------------------------------------------------------------------------------------
    Total current                                                            12,793,829    10,718,380    11,640,975
--------------------------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                                      (24,000)     1,629,000     (307,000)
  State                                                                               -     (180,000)      (77,000)
--------------------------------------------------------------------------------------------------------------------
    Total deferred                                                             (24,000)     1,449,000     (384,000)
--------------------------------------------------------------------------------------------------------------------
    Total                                                                   $12,769,829   $12,167,380   $11,256,975
====================================================================================================================

         The significant components of the Corporation's deferred tax expense for the years ended December 31 are summarized as follows:

                                                                                  2000          1999          1998
--------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                                      $200,744    $1,614,810    $1,003,793
Office properties and equipment depreciation                                   (17,036)      (21,606)       679,244
Asset valuation allowances                                                     (43,871)       652,459     (249,578)
Deferred loan fees                                                              540,898       139,904     (189,160)
Provision for loan and real estate losses, net                                (183,455)     (259,994)     (150,979)
Deferred compensation                                                         (789,847)     (323,690)     (610,536)
FHLB stock dividends                                                            783,665             -     (362,877)
Other                                                                         (515,098)     (352,883)     (503,907)
--------------------------------------------------------------------------------------------------------------------
  Total deferred                                                              ($24,000)    $1,449,000    ($384,000)
====================================================================================================================

         The income tax provision differs from the provision computed at the federal statutory corporate tax rate for the years ended December 31 as follows:


                                                                                   2000          1999          1998
--------------------------------------------------------------------------------------------------------------------
Income taxes at federal statutory of 35%                                    $12,569,797   $12,113,007   $10,738,388
State income tax (benefit) net of federal income tax effect                      67,749      (13,341)       418,066
Other                                                                           132,283        67,714       100,521
--------------------------------------------------------------------------------------------------------------------
  Income tax provision                                                      $12,769,829   $12,167,380   $11,256,975
===================================================================================================================

         The significant components of the Corporation's deferred tax assets and liabilities as of December 31, are summarized as follows:

                                                                                                2000          1999
-------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
  Loan and real estate loss allowances                                                    $3,102,554    $2,929,210
  Deferred compensation                                                                    2,724,252     1,941,105
  Asset valuation allowances                                                                 307,205       264,246
  State tax loss carryforwards, net                                                        1,618,514     1,216,518
  Securities valuation allowance                                                                   -       650,593
  Other                                                                                      226,744        39,254
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                              7,979,269     7,040,926
  Valuation allowance                                                                      (631,843)     (298,785)
-------------------------------------------------------------------------------------------------------------------
  Adjusted deferred tax assets                                                             7,347,426     6,742,141
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Mortgage servicing rights                                                                5,294,592     5,111,492
  Securities valuation allowance                                                           1,272,324             -
  Office properties and equipment depreciation                                               256,575       274,559
  Deferred loan fees                                                                       1,041,909       502,747
  FHLB stock dividends                                                                     1,046,541       263,786
  Purchase acquisition adjustments                                                            97,352       144,563
  Investment in unconsolidated partnerships                                                   97,474        84,862
  Other                                                                                      295,186       519,257
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                         9,401,953     6,901,266
-------------------------------------------------------------------------------------------------------------------
    Net deferred tax liabilities                                                        ($2,054,527)    ($159,125)
===================================================================================================================

         The Bank qualifies under provisions of the IRC that prior to 1996 permitted it to deduct from taxable income an allowance for bad debts that generally exceeded losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $21.1 million of retained income at December 31, 2000. If in the future the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then-applicable rates. If income taxes had been provided, the deferred tax liability would have been approximately $8.5 million.


NOTE 9--EMPLOYEE BENEFIT PLANS

         PENSION PLAN The Corporation has established a pension plan for the benefit of full-time employees that have at least one year of service and have attained the age of 20. Benefits under the plan are based on the employee's years of service and compensation during the years immediately preceding retirement. The following table summarizes the components of pension benefit obligation and plan assets, the funded status of the plan, the amount recognized in the Corporation's consolidated financial statements, and the weighted-average assumptions for the years ended December 31, 2000 and 1999.



                                                                                              2000              1999
---------------------------------------------------------------------------------------------------------------------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year                                               $8,663,253        $9,361,621
  Service costs                                                                            587,669           689,568
  Interest costs                                                                           696,613           620,001
  Actuarial loss                                                                           850,200       (1,703,497)
  Benefit payments                                                                       (306,262)         (304,440)
---------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                                  $10,491,473        $8,663,253
=====================================================================================================================
Reconciliation of fair value of plan assets:
  Fair value of plan assets at beginning of year:                                      $10,188,484        $7,968,383
  Actual return on plan assets                                                             781,848         2,035,314
  Employer contributions                                                                   322,098           489,227
  Benefit payments                                                                       (306,262)         (304,440)
---------------------------------------------------------------------------------------------------------------------
    Fair value of plan assets at end of year                                           $10,986,168       $10,188,484
=====================================================================================================================
Funded status:
  Funding shortfall (excess) at end of year                                             ($494,695)      ($1,525,231)
  Unrecognized transition asset                                                                  -            15,475
  Unrecognized prior service cost                                                           64,913            91,599
  Unrecognized net loss                                                                    822,106         1,845,803
---------------------------------------------------------------------------------------------------------------------
    Accrued pension expense                                                               $392,324          $427,646
=====================================================================================================================
Components of net periodic benefit cost:
  Service costs                                                                           $587,669          $689,568
  Interest costs                                                                           696,613           620,001
  Expected return on plan assets                                                         (921,668)         (708,819)
  Amortization of transition asset                                                        (15,474)          (95,452)
  Amortization of prior service costs                                                     (26,686)          (53,927)
  Recognized actuarial loss                                                               (33,677)            47,618
---------------------------------------------------------------------------------------------------------------------
    Net periodic benefit cost                                                             $286,777          $498,989
=====================================================================================================================
Weighted-average assumptions:
  Discount rate                                                                              7.50%             7.75%
  Expected return on plan assets                                                             9.00%             9.00%
  Rate of compensation increase                                                              5.50%             5.50%
=====================================================================================================================

POSTRETIREMENT EMPLOYEE BENEFITS The Corporation provides certain health care insurance benefits to retired employees. Substantially all of the employees of the Corporation may become eligible for these benefits if they reach normal retirement age while working for the Corporation. The following table summarizes the components of postretirement benefit obligation and funded states, as well as the amounts recognized in the Corporation's consolidated financial statements for the years ended December 31, 2000 and 1999.

                                                                                              2000              1999
---------------------------------------------------------------------------------------------------------------------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year                                               $1,930,947        $2,019,976
  Service costs                                                                             79,158            87,022
  Interest costs                                                                           156,931           140,194
  Actuarial loss                                                                           137,279         (243,034)
  Benefit payments                                                                       (112,400)          (73,211)
---------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                                   $2,191,915        $1,930,947
=====================================================================================================================
Funded status:
  Funding shortfall at end of year                                                      $2,191,915        $1,930,947
  Unrecognized transition asset                                                          (410,759)         (444,989)
  Unrecognized net loss                                                                  (362,174)         (229,663)
---------------------------------------------------------------------------------------------------------------------
    Accrued post-retirement benefit expense                                             $1,418,982        $1,256,295
=====================================================================================================================
Components of net periodic benefit cost:
  Service costs                                                                            $79,158           $87,022
  Interest costs                                                                           156,931           140,194
  Amortization of transition obligation                                                     34,230            34,230
  Recognized actuarial loss                                                                  4,768            18,252
---------------------------------------------------------------------------------------------------------------------
    Net periodic benefit cost                                                             $275,087          $279,698
=====================================================================================================================
Weighted-average assumptions:
  Discount rate                                                                              7.50%             7.75%
  Rate of compensation increase                                                              5.50%             5.50%
=====================================================================================================================

         The assumed rate of increase in the per capita cost of covered benefits was approximately 9% for 2000, declining to approximately 5% in 2005 and thereafter. This assumption has a significant effect on the amounts reported in the Corporation's consolidated financial statements. For example, a one percentage point increase in the assumed trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2000, by approximately $622,000 and the aggregate service and interest cost components of postretirement benefit expense for 2000 by approximately $89,000. A one percentage point decline would decrease these amounts by approximately $352,000 and $47,000, respectively.

         SAVINGS PLANS The Corporation maintains a 401(k) savings plan for the benefit of substantially all of its employees. Employees may contribute up to a certain percentage of their compensation to the plan and the Corporation will match their contributions within certain limits. In addition, the employee may also receive discretionary profit sharing contributions from the Corporation. The Corporation provided matching and discretionary contributions of approximately $551,000, $490,000, and $286,000 during the years ended
December 31, 2000, 1999, and 1998, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN The Corporation makes annual discretionary contributions to an Employee Stock Ownership Program ("ESOP") for the benefit of substantially all of its employees. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $373,000, $379,000, and $286,000 in ESOP-related compensation expense during the years ended
December 31, 2000, 1999, and 1998, respectively.

         SUPPLEMENTAL PENSION PLAN The Corporation makes annual contributions to a supplemental pension plan for certain members of management. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $238,000, $346,000, and $203,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

         STOCK INCENTIVE PLANS The Corporation has adopted a stock incentive plan designed to attract and retain qualified personnel in key management positions. The plan provides for the grant of stock options, restricted stock, and stock appreciation rights. In general, stock options granted under the plan are exercisable at a price equal to the fair value of the stock on the date of the grant. Furthermore, the options are subject to three- to five-year graded vesting requirements and a maximum exercise period of ten years. The plan currently authorizes the issuance of approximately 4.5 million shares, of which
1.2 million shares were unallocated as of December 31, 2000. Activity in these stock incentive plans for each of the three years ended December 31, 2000, 1999, and 1998, is summarized as follows:


                                                         2000                   1999                  1998
--------------------------------------------------------------------------------------------------------------------
                                                              WEIGHTED               WEIGHTED              WEIGHTED
                                                               AVERAGE                AVERAGE               AVERAGE
                                                       NUMBER    PRICE       NUMBER     PRICE      NUMBER     PRICE
--------------------------------------------------------------------------------------------------------------------

Stock options outstanding at beginning of period      734,060    $9.34    1,685,535     $5.42   1,674,056     $3.07
Stock options granted                                  95,000    11.00       76,000     14.01     309,000     14.77
Stock options exercised                              (84,290)     3.10  (1,012,475)      3.12   (297,521)      1.92
Stock options forfeited                               (3,000)    14.75     (15,000)     12.67           -         -
--------------------------------------------------------------------------------------------------------------------
Stock options outstanding at end of period            741,770   $10.24      734,060     $9.34   1,685,535     $5.42
--------------------------------------------------------------------------------------------------------------------
Fully-vested options outstanding at end of period     569,770    $9.59      457,895     $6.20   1,430,234     $3.81
====================================================================================================================

         As of December 31, 2000, the exercise prices of outstanding options ranged from $1.31 to $15.63 and had a weighted-average remaining life of 6.1 years. Within this range, 141,670 options had a weighted-average exercise price of $2.58 and a weighted-average remaining life of 1.8 years; 133,100 options had a weighted-average exercise price of $5.61 and a weighted-average remaining life of 4.6 years; and 467,000 shares had a weighted-average exercise price of $13.88 and a weighted-average remaining life of 7.8 years.

         During the years ended December 31, 2000 and 1998, 15,000 shares and 112,002 shares of restricted stock were granted at weighted-average fair values of $11.00 and $15.48, respectively. In 1999, no shares of restricted stock were granted.

         The Corporation has also adopted a stock incentive plan designed to attract and retain qualified non-employee directors for the Corporation and its subsidiaries. Under the plan each director receives options to purchase 8,800 shares upon election or re-election to the Board of Directors. The stock options are exercisable at a price at least equal to the fair value of the stock on the date of grant and are fully-vested on the date of the grant. These plans have authorized the issuance of 673,000 shares, of which 171,000 shares were unallocated as of December 31, 2000. Activity in these stock incentive plans for each of the three years ended December 31, 2000, 1999, and 1998 is summarized as follows:


                                                         2000                   1999                  1998
--------------------------------------------------------------------------------------------------------------------
                                                              WEIGHTED               WEIGHTED              WEIGHTED
                                                               AVERAGE                AVERAGE               AVERAGE
                                                       NUMBER    PRICE       NUMBER     PRICE      NUMBER     PRICE
--------------------------------------------------------------------------------------------------------------------
Stock options outstanding at beginning of period      131,996    $9.09      218,966     $5.95     227,766     $3.89
Stock options granted                                  26,400    11.75       26,400     14.88      26,400     17.59
Stock options exercised                              (19,600)     3.25    (113,370)      4.37    (35,200)      1.31
--------------------------------------------------------------------------------------------------------------------
Stock options outstanding at end of period            138,796   $10.42      131,996     $9.09     218,966     $5.95
====================================================================================================================

         These options had a range of exercise prices from $1.36 to $17.59, and a weighted-average remaining life of 6.2 years. Within this range, 26,396 had a weighted-average exercise price of $3.64 and a weighted-average remaining life of 2.0 years; 42,000 options had a weighted-average exercise price of $7.49 and a weighted-average remaining life of 5.3 years; and 70,400 shares had a weighted-average exercise price of $14.72 and a weighted average remaining life of 8.3 years.

         As described in Note 1, the Corporation has elected to provide pro forma disclosure of the effects of its stock incentive plans. If the Corporation had accounted for its stock incentive plans using the fair value method, the Corporation's pro forma net income would have been $22.7 million, $21.8 million, and $18.4 million during the years ended December 31, 2000, 1999, and 1998, respectively. Pro forma diluted earnings per share would have been $1.23, $1.14, and $0.93 and pro forma basic earnings per share would have been $1.24, $1.18, and $1.00 during the same periods, respectively.

         The weighted-average fair value of the options granted in 2000, 1999, and 1998, were $3.91, $5.23, and $5.25, respectively. The fair values of these options were estimated as of the dates they were granted using a Black-Scholes option pricing mode. Weighted-average assumptions for 2000 were 6.0% risk-free interest rate, 3.0% dividend yield, 35% volatility, and a seven-year expected life. Weighted-average assumptions for 1999 were 5.5% risk-free interest rate, 2.4% dividend yield, 35% volatility, and a seven-year expected life. Weighted-average assumptions for 1998 were 5.0% risk-free interest rate, 2.0% dividend yield, 30% volatility, and a seven-year expected life.


NOTE 10--COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

         OTHER COMMITMENTS AND CONTINGENCIES At December 31, 2000, the Corporation had commitments to originate mortgage loans at market terms aggregating approximately $15.1 million which expire on various dates in 2001. At December 31, 2000, the Corporation also had commitments to fund $40.2 million in additional proceeds on construction loans. As of the same date the Corporation had approximately $6.4 million in commitments outstanding under standby letters of credit and financial guarantees, as well as $11.9 million in commitments outstanding under unused home equity lines of credit. Furthermore, the Corporation had commitments to sell approximately $51.7 million in mortgage loans to FHLMC, FNMA, and the FHLB at various dates in 2001.

         At December 31, 2000, the Corporation had retained a small portion of the credit risk related to $414.5 million in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.

NOTE 11--STOCKHOLDERS' EQUITY

         PREFERRED STOCK The Corporation is authorized to issue up to 5,000,000 shares of preferred stock, $.10 par value per share, although no such stock was outstanding at December 31, 2000. The Board of Directors of the Corporation is authorized to establish the voting powers, designations, preferences, or other special rights of such shares and the qualifications, limitations, and restrictions thereof. The preferred stock may be issued in distinctly designated series, may be convertible to common stock, and may rank prior to the common stock in dividend rights, liquidation preferences, or both.

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

         STOCK REPURCHASE PLANS AND TREASURY STOCK In 2000, 1999, and 1997 the Corporation's Board of Directors authorized the repurchase of up to 913,554, 905,248, and 919,052 shares of the Corporation's outstanding common stock, respectively. Under the plans, repurchases may be made from time-to-time in the open market during the ensuing twelve months as conditions permit (the 1997 Plan was extended for an additional twelve months in January 1998 and again in January 1999; the 1999 Plan was extended for an additional twelve months in April 2000). Repurchased shares are held as treasury stock and are available for general corporate purposes.

         During 2000, 1999, and 1998, the Corporation repurchased 143,904, 1,060,990, and 447,000 shares under the 1998 and 1997 Plans at an average cost of $11.87, $15.01, and $16.46 per share, respectively. As of December 31, 2000, no shares remained to be purchased under the 1997 Plan, 219,506 shares remained under the 1999 Plan, and all of the shares remained under the 2000 Plan.

         During 2000, 1999, and 1998 the Corporation reissued 85,807, 1,103,550, and 426,775 shares of common stock out of treasury stock, respectively. These shares had an average cost basis of $11.31, $12.93, and $12.84 per share, respectively. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation. The Corporation uses the "last-in/first-out" method to determine the cost basis of shares removed from treasury stock.

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

         REGULATORY CAPITAL REQUIREMENTS Financial institutions such as the Bank are subject to minimum regulatory capital requirements as specified in federal banking law and supporting regulations. Failure of a financial institution to meet such requirements may subject the institution to certain mandatory--and possibly discretionary--actions on the part of its regulators (referred to as "prompt corrective actions"). Such actions, if undertaken, could severely restrict the activities of the institution. During each of the years ended December 31, 2000 and 1999, the

Bank's regulatory capital was sufficient for it to be classified as "adequately capitalized" under the prompt corrective action provisions of the federal banking law and supporting regulations. Accordingly, the Bank is not subject to prompt corrective actions by its regulators.

         The following table summarizes the Bank's current regulatory capital in both percentage and dollar terms as of December 31, 2000 and 1999. It also summarizes the minimum capital levels that must be maintained by the Bank for it to be classified as "adequately capitalized" and "well capitalized" under the prompt corrective action provisions of federal banking law and supporting regulations. As indicated in the table, the Bank is "well capitalized" for regulatory capital purposes.



                                                                       MINIMUM REQUIREMENTS
                                                                      TO BE CLASSIFIED AS...
                                                                -----------------------------------
                                                                       ADEQUATELY             WELL
DECEMBER 31, 2000                                                     CAPITALIZED      CAPITALIZED            ACTUAL
---------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                        4.0%             5.0%             5.28%
Tier 1 risk-based capital ratio                                              4.0%             6.0%             9.71%
Total risk-based capital ratio                                               8.0%            10.0%            10.29%

Tier 1 leverage ratio capital                                         $95,288,000     $119,111,000      $125,726,000
Tier 1 risk-based capital                                              51,816,000       77,724,000       125,726,000
Total risk-based capital                                              103,632,000      129,540,000       133,325,000
=====================================================================================================================

DECEMBER 31, 1999
---------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                        4.0%             5.0%             5.64%
Tier 1 risk-based capital ratio                                              4.0%             6.0%            10.21%
Total risk-based capital ratio                                               8.0%            10.0%            10.85%

Tier 1 leverage ratio capital                                         $83,074,000     $103,843,000      $117,177,000
Tier 1 risk-based capital                                              45,916,000       68,874,000       117,177,000
Total risk-based capital                                               91,832,000      114,790,000       124,515,000
=====================================================================================================================



NOTE 12--FAIR VALUES OF FINANCIAL INSTRUMENTS

         Fair values of financial instruments as of December 31 are as follows:

                                                                      2000                           1999
---------------------------------------------------------------------------------------------------------------------
                                                       CARRYING VALUE      FAIR VALUE   CARRYING VALUE    FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
Financial assets:
Cash and due from banks                                   $25,445,819     $25,445,819    $65,566,021     $65,566,021
Interest-bearing deposits with banks                       13,054,493      13,054,493     17,790,262      17,790,262
Investment securities available for sale
                                                              817,141         817,141        872,844         872,844
Mortgage-backed and related securities:
  Available for sale                                      331,236,909     331,236,909    252,165,351     252,165,351
  Held for investment                                      77,298,853      76,456,829    103,932,229     101,068,308
Loans held for sale                                        22,973,887      23,400,000      6,345,624       6,400,000
Loans held for investment, gross                        1,780,504,177   1,773,300,000  1,546,218,116   1,545,200,000
Federal Home Loan Bank stock                               25,568,100      25,568,100     22,511,300      22,511,300
Accrued interest receivable                                19,701,004      19,701,004     15,420,837      15,420,837
Mortgage servicing rights                                  23,280,472      23,280,472     21,727,981      21,727,981

Financial liabilities:
Deposit liabilities                                    $1,699,252,162  $1,707,500,000 $1,471,259,473  $1,474,100,000
Federal Home Loan Bank advances and all other
  borrowings                                              490,846,370     488,800,000    469,579,701     465,200,000
Advance payments by borrowers for taxes and insurance       1,023,712       1,023,712      5,407,816       5,407,816
Accrued interest payable                                    4,047,875       4,047,875      2,516,280       2,516,280
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

         MEASUREMENT OF SEGMENT PROFIT (LOSS) Management evaluates the after-tax performance of the Corporation's profit centers as if each center were a separate entity--each with its own earning assets, actual and/or allocated non-earning assets, and allocated funding resources. Each profit center has its own interest income, non-interest income, and non-interest expense as captured by the Corporation's accounting systems. Interest expense is allocated to each profit center according to its use of the Corporation's funding sources, which consist primarily of deposit liabilities, FHLB advances, and equity. In general, all funding sources are allocated proportionately to each profit center. However, in certain instances specific liabilities may be matched against specific assets of profit centers.

         The net cost of operating the Corporation's support departments is allocated to the Corporation's profit centers and to the retail banking network using a variety of methods deemed appropriate by management. In general, these net costs are included in the non-interest expense of each profit center, to include the retail banking network. In addition, certain allocations of revenues and expenses are made between profit centers when they perform services for each other. Such amounts, however, are not generally material in nature.

         The Corporation's retail branch network is considered a support department center for segment reporting purposes. Retail banking fees and revenues are deducted from the non-interest expense of operating the network (to include an allocation of net costs from the Corporation's other support departments) to arrive at net cost for the branch network. This net cost is then allocated to each profit center based on its use of deposit liabilities to fund its operations. This amount is reported as "net cost to acquire and maintain deposit liabilities" and is included as an adjustment to the net interest income of each profit center.

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

                  LOAN SERVICING FEES In accordance with GAAP, loan servicing fee income is not recorded on loans held for investment. However, for segment reporting purposes, the mortgage banking profit center receives an income allocation for the services it performs for the Corporation's residential, commercial real estate, and consumer loan portfolios. This allocation is in addition to the service fee income that the profit center receives on loans serviced for third-parties, as recorded in the Corporation's Consolidated Statement of Operations. The aforementioned loan portfolios are charged with the offsetting servicing cost.

                  PROVISION FOR LOAN AND REAL ESTATE LOSSES For segment reporting purposes, the Corporation disregards provisions for loan and real estate losses recorded under GAAP. Rather, actual charge-off (recovery) activity is charged (credited) to each profit center in the period it occurs.

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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following tables contain profit (loss) statements for each of the Corporation's reportable segments for the years ended December 31, 2000, 1999, and 1998 (1999 is presented on both pages to facilitate its comparison with 2000 and 1998). In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities (as defined elsewhere in this footnote). The net cost to acquire and maintain deposit liabilities was 1.15%, 1.13%, and 1.33% of average deposit liabilities outstanding during the years ended December 31, 2000, 1999, and 1998, respectively.

                                                      LOANS HELD FOR INVESTMENT
                                               ---------------------------------------------------
 SEGMENT PROFIT (LOSS) STATEMENTS     MORTGAGE                 COMMERCIAL
 YEAR ENDED DECEMBER 31, 2000          BANKING   RESIDENTIAL  REAL ESTATE    CONSUMER    EDUCATION
--------------------------------------------------------------------------------------------------

 Interest income                      $640,642  $55,557,266  $34,471,809 $26,081,871  $17,129,748
 Interest expense                    2,092,805   38,933,611   20,929,687  14,991,089    7,730,662
 Net cost to acquire and maintain            -            -            -           -            -
   deposit liabilities                 384,125    3,530,128    4,771,977   3,421,079    2,173,040
--------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs            (1,836,288)   13,093,527    8,770,145   7,669,703    7,226,046
 Net loan charge-offs (recoveries)          -        52,920            -     598,249       32,827
--------------------------------------------------------------------------------------------------
   Net interest income
    (expense)                      (1,836,288)   13,040,607    8,770,145   7,071,454    7,193,219
 Non-interest income                19,735,764            -       52,984   1,614,005      215,988
 Non-interest expense               11,794,513    2,720,901    1,245,783   2,364,348      807,099
--------------------------------------------------------------------------------------------------
   Profit (loss) before taxes        6,104,963   10,319,706    7,577,346   6,321,111    6,602,108
 Income tax expense (benefit)        2,474,953    3,552,668    3,071,856   2,562,578    2,676,495
--------------------------------------------------------------------------------------------------
   Segment profit (loss)            $3,630,010   $6,767,038   $4,505,490  $3,758,533   $3,925,613
==================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
--------------------------------------------------------------------------------------------------
 Average assets                        $44,031     $787,802     $457,302    $327,067     $207,454
==================================================================================================
 Total assets at end of period         $45,873     $798,635     $488,638    $362,561     $205,246
==================================================================================================
                                                      LOANS HELD FOR INVESTMENT
                                               ---------------------------------------------------
 SEGMENT PROFIT (LOSS) STATEMENTS     MORTGAGE                 COMMERCIAL
 YEAR ENDED DECEMBER 31, 1999          BANKING   RESIDENTIAL  REAL ESTATE    CONSUMER    EDUCATION
--------------------------------------------------------------------------------------------------
 Interest income                    $3,133,892  $38,055,845  $28,001,302 $19,869,080  $14,288,948
 Interest expense                    3,469,150   23,866,100   15,071,889  10,387,845    6,913,737
 Net cost to acquire and
   maintain deposit liabilities        438,403    4,132,294    3,757,215   2,593,363    1,958,049
--------------------------------------------------------------------------------------------------
   Net interest income
    (expense) before charge-offs     (773,661)   10,057,451    9,172,197   6,887,872    5,417,162
 Net loan charge-offs (recoveries)           -     (70,508)            -     367,330       26,031
--------------------------------------------------------------------------------------------------
   Net interest income (expense)     (773,661)   10,127,959    9,172,197   6,520,542    5,391,131
 Non-interest income                19,247,738            -       90,903   1,253,961      103,514
 Non-interest expense               12,313,093    1,806,834    1,288,957   1,993,125      829,887
--------------------------------------------------------------------------------------------------
   Profit (loss) before taxes        6,160,984    8,321,125    7,974,144   5,781,378    4,664,758
 Income tax expense (benefit)        2,497,663    2,772,128    3,232,718   2,343,771    1,891,093
--------------------------------------------------------------------------------------------------
   Segment profit (loss)            $3,663,321   $5,548,997   $4,741,426  $3,437,607   $2,773,665
==================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
--------------------------------------------------------------------------------------------------
 Average assets                        $78,634     $573,994     $372,793    $256,956     $194,008
==================================================================================================
 Total assets at end of period         $41,090     $729,153     $416,192    $286,969     $202,440
==================================================================================================


                                      INVESTMENT                  SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS     & MORTGAGE     OTHER     DEPARTMENT      NON-GAAP
 YEAR ENDED DECEMBER 31, 2000         SECURITIES  SEGMENTS    ALLOCATIONS   ADJUSTMENTS        CONSOLIDATED
-----------------------------------------------------------------------------------------------------------
 Interest income                   $26,901,499           -                     $653,353 (1)    $161,436,188
 Interest expense                   19,693,190    $363,991                  (2,839,113) (1)     101,895,922
 Net cost to acquire and maintain            -
   deposit liabilities               3,386,737       3,346  (17,670,432)                                  -
-----------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs              3,821,572   (367,337)    17,670,432      3,492,466          59,540,265
 Net loan charge-offs (recoveries)           -           -                      324,784 (2)       1,008,780
-----------------------------------------------------------------------------------------------------------
   Net interest income
    (expense)                        3,821,572   (367,337)    17,670,432      3,167,682          58,531,486
 Non-interest income                         -     (4,546)    22,953,049    (8,934,693) (3)      35,632,550
 Non-interest expense                  348,950     294,315    40,623,481    (1,949,058) (3)      58,250,331
-----------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes        3,472,622   (666,198)             -    (3,817,953)          35,913,705
 Income tax expense (benefit)           51,807   (218,183)                  (1,402,345)          12,769,829
-----------------------------------------------------------------------------------------------------------
   Segment profit (loss)            $3,420,815  ($448,015)             -   ($2,415,608)         $23,143,876
===========================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
-----------------------------------------------------------------------------------------------------------
 Average assets                       $411,464        $320             -      ($11,466) (4)      $2,223,974
===========================================================================================================
 Total assets at end of period        $456,814        $633             -       ($5,674) (4)      $2,352,726
===========================================================================================================
                                      INVESTMENT                 SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS     & MORTGAGE     OTHER     DEPARTMENT        NON-GAAP
 YEAR ENDED DECEMBER 31, 1999         SECURITIES  SEGMENTS    ALLOCATIONS     ADJUSTMENTS      CONSOLIDATED
-----------------------------------------------------------------------------------------------------------
 Interest income                   $26,134,167            -                    $587,365 (1)    $130,070,598
 Interest expense                   18,258,391     $236,384                 (2,250,103) (1)      75,953,392
 Net cost to acquire and
   maintain deposit liabilities      3,071,167        4,489  (15,954,980)                                 -
-----------------------------------------------------------------------------------------------------------
   Net interest income
    (expense) before charge-offs     4,804,609    (240,873)   15,954,980      2,837,468          54,117,206
 Net loan charge-offs (recoveries)           -            -                      64,168 (2)         387,021
-----------------------------------------------------------------------------------------------------------
   Net interest income (expense)     4,804,609    (240,873)   15,954,980      2,773,300          53,730,185
 Non-interest income                         -      312,958   21,209,088    (7,040,308) (3)      35,177,854
 Non-interest expense                  164,318      371,693   37,164,068    (1,632,527) (3)      54,299,449
-----------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes        4,640,291    (299,609)            -    (2,634,481)          34,608,590
 Income tax expense (benefit)          591,222     (23,536)                 (1,137,679)          12,167,380
-----------------------------------------------------------------------------------------------------------
   Segment profit (loss)            $4,049,069   ($276,073)            -   ($1,496,802)         $22,441,210
===========================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
-----------------------------------------------------------------------------------------------------------
 Average assets                       $420,172         $446            -       ($8,934) (4)      $1,888,069
===========================================================================================================
 Total assets at end of period        $417,218         $308            -       ($8,816) (4)      $2,084,554
===========================================================================================================

(1) Consists principally of interest income and expense adjustments related to late charges and implied earnings on custodial and escrow accounts.
(2) In general, the Corporation records actual loan and real estate charge-off (recovery) activity against each profit center for segment reporting purposes.
(3) Consists principally of non-GAAP adjustments related to loan origination fees and costs, mortgage servicing rights, and loan servicing fees. The offsets for the adjustments described in (1), above, are also included in non-interest income.
(4) Consists of allowances for loss on loans and real estate and security valuation allowances that are disregarded for segment reporting purposes. Also includes mortgage servicing rights that are not recorded under GAAP, but are recorded for segment reporting purposes.


                                                      LOANS HELD FOR INVESTMENT
                                               ---------------------------------------------------
 SEGMENT PROFIT (LOSS) STATEMENTS     MORTGAGE                 COMMERCIAL
 YEAR ENDED DECEMBER 31, 1999          BANKING   RESIDENTIAL  REAL ESTATE    CONSUMER    EDUCATION
--------------------------------------------------------------------------------------------------

 Interest income                     $3,133,892  $38,055,845  $28,001,302 $19,869,080  $14,288,948
 Interest expense                     3,469,150   23,866,100   15,071,889  10,387,845    6,913,737
 Net cost to acquire and
  maintain deposit liabilities          438,403    4,132,294    3,757,215   2,593,363    1,958,049
--------------------------------------------------------------------------------------------------
   Net interest income (expense)
    before charge-offs                (773,661)   10,057,451    9,172,197   6,887,872    5,417,162
 Net loan charge-offs (recoveries)            -     (70,508)            -     367,330       26,031
--------------------------------------------------------------------------------------------------
   Net interest income (expense)      (773,661)   10,127,959    9,172,197   6,520,542    5,391,131
 Non-interest income                 19,247,738            -       90,903   1,253,961      103,514
 Non-interest expense                12,313,093    1,806,834    1,288,957   1,993,125      829,887
--------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         6,160,984    8,321,125    7,974,144   5,781,378    4,664,758
 Income tax expense (benefit)         2,497,663    2,772,128    3,232,718   2,343,771    1,891,093
--------------------------------------------------------------------------------------------------
   Segment profit (loss)             $3,663,321   $5,548,997   $4,741,426  $3,437,607   $2,773,665
==================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
--------------------------------------------------------------------------------------------------
 Average assets                         $78,634     $573,994     $372,793    $256,956     $194,008
==================================================================================================
 Total assets at end of period          $41,090     $729,153     $416,192    $286,969     $202,440
==================================================================================================
                                                          LOANS HELD FOR INVESTMENT
                                               ---------------------------------------------------
 SEGMENT PROFIT (LOSS) STATEMENTS     MORTGAGE                 COMMERCIAL
 YEAR ENDED DECEMBER 31, 1998          BANKING   RESIDENTIAL  REAL ESTATE    CONSUMER    EDUCATION
--------------------------------------------------------------------------------------------------
 Interest income                     $4,503,290  $33,496,128  $25,066,823 $18,321,380  $13,501,027
 Interest expense                     4,617,955   20,614,365   14,031,760  10,076,044    7,316,551
 Net cost to acquire and
  maintain deposit liabilities          547,379    4,332,138    3,635,592   2,612,673    2,077,845
--------------------------------------------------------------------------------------------------
   Net interest income (expense)
    before charge-offs                (662,044)    8,549,625    7,399,471   5,632,663    4,106,631
 Net loan charge-offs (recoveries)            -       17,082      203,379     274,597       32,515
--------------------------------------------------------------------------------------------------
   Net interest income (expense)      (662,044)    8,532,543    7,196,092   5,358,066    4,074,116
 Non-interest income                 22,060,254            -       55,367   1,036,406       95,122
 Non-interest expense                13,141,292    1,877,465    1,415,221   1,793,030      818,311
--------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         8,256,918    6,655,078    5,836,238   4,601,442    3,350,927
 Income tax expense (benefit)         3,347,355    2,530,646    2,366,011   1,865,425    1,358,466
--------------------------------------------------------------------------------------------------
   Segment profit (loss)             $4,909,563   $4,124,432   $3,470,227  $2,736,017   $1,992,461
==================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
--------------------------------------------------------------------------------------------------
 Average assets                         $98,039     $460,016     $310,633    $223,066     $177,403
==================================================================================================
 Total assets at end of period          $90,536     $499,930     $342,434    $238,889     $192,224
==================================================================================================



                                       INVESTMENT                SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS      & MORTGAGE     OTHER   DEPARTMENT        NON-GAAP
 YEAR ENDED DECEMBER 31, 1999          SECURITIES   SEGMENTS ALLOCATIONS     ADJUSTMENTS     CONSOLIDATED
---------------------------------------------------------------------------------------------------------
 Interest income                    $26,134,167           -                     $587,365 (1) $130,070,598
 Interest expense                    18,258,391    $236,384                  (2,250,103) (1)   75,953,392
 Net cost to acquire and
  maintain deposit liabilities        3,071,167       4,489  (15,954,980)                               -
---------------------------------------------------------------------------------------------------------
   Net interest income (expense)
    before charge-offs                4,804,609   (240,873)   15,954,980       2,837,468       54,117,206
 Net loan charge-offs (recoveries)            -           -                       64,168 (2)      387,021
---------------------------------------------------------------------------------------------------------
   Net interest income (expense)      4,804,609   (240,873)   15,954,980       2,773,300       53,730,185
 Non-interest income                          -     312,958   21,209,088     (7,040,308) (3)   35,177,854
 Non-interest expense                   164,318     371,693   37,164,068     (1,632,527) (3)   54,299,449
---------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         4,640,291   (299,609)            -     (2,634,481)       34,608,590
 Income tax expense (benefit)           591,222     23,536)                  (1,137,679)       12,167,380
---------------------------------------------------------------------------------------------------------
   Segment profit (loss)             $4,049,069  ($276,073)            -    ($1,496,802)      $22,441,210
=========================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
---------------------------------------------------------------------------------------------------------
 Average assets                        $420,172       $446             -        ($8,934) (4)   $1,888,069
=========================================================================================================
 Total assets at end of period         $417,218       $308             -        ($8,816) (4)   $2,084,554
=========================================================================================================
                                      INVESTMENT                  SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS     & MORTGAGE       OTHER   DEPARTMENT      NON-GAAP
 YEAR ENDED DECEMBER 31, 1998         SECURITIES    SEGMENTS  ALLOCATIONS   ADJUSTMENTS      CONSOLIDATED
---------------------------------------------------------------------------------------------------------
 Interest income                    $23,198,449          -                     $580,771 (1)  $118,667,868
 Interest expense                    17,605,864    $75,070                  (2,880,415) (1)    71,457,194
 Net cost to acquire and
  maintain deposit liabilities        3,118,890      8,242   (16,332,759)                               -
---------------------------------------------------------------------------------------------------------
   Net interest income (expense)
    before charge-offs                2,473,695   (83,312)     16,332,759     3,461,186        47,210,674
 Net loan charge-offs (recoveries)            -          -                    (234,461) (2)       293,112
---------------------------------------------------------------------------------------------------------
   Net interest income (expense)      2,473,695   (83,312)     16,332,759     3,695,647        46,917,562
 Non-interest income                          -  1,432,728     15,254,216   (8,574,023) (3)    31,360,070
 Non-interest expense                   177,015    326,783     31,586,975   (3,539,569) (3)    47,596,523
---------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         2,296,680  1,022,633             -    (1,338,807)        30,681,109
 Income tax expense (benefit)          (45,191)    698,577                    (864,314)        11,256,975
---------------------------------------------------------------------------------------------------------
   Segment profit (loss)             $2,341,871   $324,056             -     ($474,493)       $19,424,134
=========================================================================================================
 BALANCE SHEET INFORMATION
 Dollars in thousands
---------------------------------------------------------------------------------------------------------
 Average assets                        $374,527       $704             -      ($10,354) (4)    $1,634,034
=========================================================================================================
 Total assets at end of period         $426,793     $1,241             -       ($5,543) (4)    $1,786,504
=========================================================================================================

(1) Consists principally of interest income and expense adjustments related to late charges and implied earnings on custodial and escrow accounts.
(2) In general, the Corporation records actual loan and real estate charge-off (recovery) activity against each profit center for segment reporting purposes.
(3) Consists principally of non-GAAP adjustments related to loan origination fees and costs, mortgage servicing rights, and loan servicing fees. The offsets for the adjustments described in (1), above, are also included in non-interest income.
(4) Consists of allowances for loss on loans and real estate and security valuation allowances that are disregarded for segment reporting purposes. Also includes mortgage servicing rights that are not recorded under GAAP, but are recorded for segment reporting purposes.

NOTE 14--PARENT COMPANY ONLY FINANCIAL INFORMATION


                                                                                                   DECEMBER 31
---------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION:                                                   2000             1999
---------------------------------------------------------------------------------------------------------------------

Cash in bank                                                                                $52,943          $12,448
Interest-bearing deposits with subsidiary bank                                            3,120,979            3,249
Investment in subsidiary                                                                145,763,550      132,226,303
Other assets                                                                                248,334          233,226
---------------------------------------------------------------------------------------------------------------------
  Total assets                                                                         $149,185,806     $132,475,226
---------------------------------------------------------------------------------------------------------------------
Other borrowings                                                                         $2,601,542       $5,200,000
Other liabilities                                                                            34,769                -
---------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                       2,636,311        5,200,000
---------------------------------------------------------------------------------------------------------------------
Common stock                                                                              1,994,163        1,994,163
Additional paid-in capital                                                               34,540,064       34,540,064
Retained earnings                                                                       122,921,606      106,929,097
Treasury stock, at cost                                                                (15,127,142)     (14,388,670)
Unearned restricted stock                                                                 (142,083)        (591,183)
Non-owner adjustments to equity, net                                                      2,362,887      (1,208,245)
---------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                            146,549,495      127,275,226
---------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                           $149,185,806     $132,475,226
=====================================================================================================================

=====================================================================================================================

                                                                                     YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS:                                           2000             1999             1998
---------------------------------------------------------------------------------------------------------------------
Other income                                                               $40,539          $21,815          $78,434
Other expense                                                              750,067          688,173          522,190
---------------------------------------------------------------------------------------------------------------------
  Loss before income taxes and equity in earnings of subsidiary          (709,528)        (666,358)        (443,756)
Income tax benefit                                                         248,335          233,225          155,314
---------------------------------------------------------------------------------------------------------------------
  Loss before equity in earnings of subsidiary                           (461,193)        (433,133)        (288,442)
Equity in earnings of subsidiary                                        23,605,069       22,874,343       19,712,576
---------------------------------------------------------------------------------------------------------------------
  Net income                                                           $23,143,876      $22,441,210      $19,424,134
=====================================================================================================================

                                                                                       YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS:                                           2000             1999             1998
---------------------------------------------------------------------------------------------------------------------
Net income                                                             $23,143,876      $22,441,210      $19,424,134
Equity in earnings of subsidiary                                      (23,605,069)     (22,874,343)     (19,712,576)
Change in income taxes and other accruals and prepaids                      19,661         (93,025)           63,957
---------------------------------------------------------------------------------------------------------------------
  Net cash used by operations                                            (441,532)        (526,158)        (224,485)
---------------------------------------------------------------------------------------------------------------------
Decrease (increase) in interest-bearing deposits with subsidiary bank  (3,117,730)        3,000,309        (245,910)
Dividends received from subsidiary                                      14,600,000       13,500,000       11,500,000
---------------------------------------------------------------------------------------------------------------------
  Net cash provided by investing activities                             11,482,270       16,500,309       11,254,090
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in other borrowings                                (2,598,458)        2,250,000         (50,000)
Dividends paid to shareholders                                         (7,699,035)      (6,287,822)      (5,001,135)
Purchase of treasury stock                                             (1,708,663)     (15,930,336)      (7,356,875)
Other, net                                                               1,005,913        3,962,487        1,017,106
---------------------------------------------------------------------------------------------------------------------
  Net cash used by financing activities                               (11,000,243)     (16,005,671)     (11,390,904)
---------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash in bank                                   40,495         (31,520)        (361,299)
Cash at beginning of period                                                 12,448           43,968          405,267
---------------------------------------------------------------------------------------------------------------------
  Cash in bank at end of period                                            $52,943          $12,448          $43,968
=====================================================================================================================

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

         The Corporation assessed its internal control system as of December 31, 2000, in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Corporation believes that, as of December 31, 2000, its system of internal control over the preparation of its published annual and interim financial statements met those criteria.



/s/Thomas W. Schini        /s/Jack C. Rusch            /s/Michael W. Dosland
Thomas W. Schini           Jack C. Rusch               Michael W. Dosland
Chairman of the Board      President and Chief         Senior Vice President and
                           Executive Officer           Chief Financial Officer



REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated statements of financial condition of First Federal Capital Corp as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Federal Capital Corp at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                 /s/ ERNST & YOUNG LLP SIGNATURE

Milwaukee, Wisconsin
January 24, 2001

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)


Dollars in thousands, except for per        DEC.     SEPT.      JUNE     MARCH      DEC.    SEPT.     JUNE    MARCH
share amounts                               2000      2000      2000      2000      1999     1999     1999     1999
--------------------------------------------------------------------------------------------------------------------
Interest on loans                        $35,518   $35,146   $33,135   $30,656   $28,587  $26,303  $25,073  $23,916
Interest on mortgage-related securities    7,087     6,033     5,548     5,848     5,934    6,049    6,069    5,676
Interest and dividends on investments        687       647       556       576       498      385      439    1,140
--------------------------------------------------------------------------------------------------------------------
  Total interest income                   43,292    41,826    39,239    37,079    35,020   32,738   31,581   30,733
--------------------------------------------------------------------------------------------------------------------
Interest on deposits                      20,933    19,686    17,313    15,656    15,237   14,938   14,697   15,675
Interest on borrowings                     7,563     7,133     6,926     6,685     5,131    4,021    3,425    2,828
--------------------------------------------------------------------------------------------------------------------
  Total interest expense                  28,496    26,819    24,240    22,341    20,368   18,960   18,122   18,503
--------------------------------------------------------------------------------------------------------------------
  Net interest income                     14,796    15,007    14,999    14,738    14,652   13,778   13,458   12,229
Provision for loan losses                    402       302       112       192        86       68       77      156
--------------------------------------------------------------------------------------------------------------------
  Net interest income after provision     14,394    14,704    14,887    14,546    14,565   13,710   13,381   12,074
--------------------------------------------------------------------------------------------------------------------
Gain on sale of loans                      1,129       812       506       290       785      810    2,041    3,590
Gain on sale of real estate investments    1,189         -         -         -         -        -        -        -
Other non-interest income                  8,246     8,244     7,961     7,256     7,515    7,610    7,348    5,479
--------------------------------------------------------------------------------------------------------------------
  Total non-interest income               10,565     9,056     8,467     7,545     8,300    8,421    9,389    9,069
--------------------------------------------------------------------------------------------------------------------
  Total non-interest expense              14,991    14,765    14,565    13,930    13,885   13,793   13,184   13,437
--------------------------------------------------------------------------------------------------------------------
  Income before income taxes               9,968     8,996     8,790     8,161     8,979    8,338    9,586    7,705
Income tax expense                         3,542     3,205     3,124     2,898     3,140    2,914    3,420    2,694
--------------------------------------------------------------------------------------------------------------------
  Net Income                              $6,426    $5,790    $5,665    $5,262    $5,840   $5,424   $6,166   $5,011
====================================================================================================================



Diluted earnings per share                 $0.34     $0.32     $0.30     $0.29     $0.30    $0.29    $0.32    $0.26
====================================================================================================================
Dividends paid per share                   $0.11     $0.11     $0.11     $0.09     $0.09    $0.09    $0.09    $0.07
====================================================================================================================
Stock price at end of period              $14.50    $12.31    $11.06    $11.69    $14.63   $15.50   $14.75   $11.75
====================================================================================================================
High stock price during period            $14.88    $12.44    $12.75    $14.63    $16.13   $18.00   $15.88   $16.38
====================================================================================================================
Low stock price during period             $10.88    $10.63    $10.13    $10.44    $12.56   $14.75   $11.75   $11.75
====================================================================================================================


ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from the sections entitled "Matters to be Voted on at the Annual Meeting--Matter 1. Election of Directors" and "Executive Officers Who Are Not Directors" in the Proxy Statement of the Corporation dated March 21, 2001.


ITEM 11--EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from the section entitled "Compensation of Executive Officers and Directors" in the Proxy Statement of the Corporation dated March 21, 2001.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from the section entitled "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement of the Corporation dated March 21, 2001.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from the section entitled "Indebtedness of Management and Certain Transactions" in the Proxy Statement of the Corporation dated March 21, 2001.


                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) The following financial statements are included herein under Part II, Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Condition at December 31, 2000 and 1999

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

Notes to Audited Consolidated Financial Statements

Report of Management

Report of Independent Auditors

(2) All financial statement schedules required under this item are omitted because the required information is either not applicable or the required information is included in the Audited Consolidated Financial Statements or in the notes thereto.

(3) Exhibit Index.

No.     Exhibit Description
---     -------------------
3.1     Articles of Incorporation, as amended (7)
3.2     Bylaws, as amended (6)
4.1     Specimen stock certificate (1)
4.2     Rights Agreement, dated as of January 24, 1995 (5)
10.1    1989 Stock Incentive Plan (1)
10.2    1989 Directors' Stock Option Plan, as amended (2)
10.3    1992 Directors' Stock Option Plan, as amended (7)
10.4    1992 Stock Option and Incentive Plan (3)
10.5    Rock Financial Corp. 1992 Stock Option and Incentive Plan (4)
10.6    1997 Stock Option and Incentive Plan (6)
10.7    Employee Stock Ownership Plan (1)
10.8 Employment agreements, as amended, between the Corporation and the Bank and the following executive officers:
          a) Thomas W. Schini--Fiscal 2000 Agreement (7)
          b) Thomas W. Schini--Fiscal 2001 Agreement (7)
          c) Bradford R. Price (7)
          d) Jack C. Rusch (7)
          e) Joseph M. Konradt (7)
          f) Milne J. Duncan (7)
          g) Robert P. Abell (7)
10.9    First Federal of La Crosse Directors' Deferred Compensation Plan (1)
10.10   First Federal of La Crosse Annual Incentive Bonus Plan (1)
10.11   First Federal of La Crosse Incentive Bonus Plan for Group Life
          Insurance (1)
10.12   First Federal of Madison Deferred Compensation Plan for Directors (1)
11.1 Computation of Earnings Per Share--Reference is made to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"
13.1    2000 President's Message (8)
21.1 Subsidiaries of the Registrant--Reference is made to Part I, Item 1, "Business--Subsidiaries"
23.1    Consent of Ernst & Young LLP (7)
99.1    2000 Proxy Statement (7)

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

(b) The Corporation filed no reports on Form 8-K during the fourth quarter of 2000.

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

                                           FIRST FEDERAL CAPITAL CORP

March 6, 2001                              By: /s/Jack C. Rusch
                                           Jack C. Rusch
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas W. Schini                                               March 6, 2001
Thomas W. Schini
Chairman of the Board


/s/ Dale A. Nordeen                                                March 6, 2001
Dale A. Nordeen
Vice Chairman of the Board


/s/ Jack C. Rusch                                                  March 6, 2001
Jack C. Rusch
President, Chief Executive Officer, and
Director (principal executive officer)


/s/ Marjorie A. Davenport                                          March 6, 2001
Marjorie A. Davenport
Director


/s/ Henry C. Funk                                                  March 6, 2001
Henry C. Funk
Director


/s/ John F. Leinfelder                                             March 6, 2001
John F. Leinfelder
Director


/s/ Richard T. Lommen                                              March 6, 2001
Richard T. Lommen
Director


/s/ Patrick J. Luby                                                March 6, 2001
Patrick J. Luby
Director

/s/ David C. Mebane                                                March 6, 2001
David C. Mebane
Director


/s/ Phillip J. Quillin                                             March 6, 2001
Phillip J. Quillin
Director


/s/ Don P. Rundle                                                  March 6, 2001
Don P. Rundle
Director


/s/ Michael W. Dosland                                             March 6, 2001
Michael W. Dosland
Senior Vice president and
Chief Financial Officer
(principal financial and
accounting officer)