Form 10-Q
period 2001-03-31
FIRST FEDERAL CAPITAL CORP
filed 2001-05-15
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................MARCH 31, 2001

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

CLASS: COMMON STOCK--$.10 PAR VALUE Outstanding as of May 11, 2001: 18,409,298 (EXCLUDES 1,532,332 SHARES HELD AS TREASURY STOCK)

                           FORM 10-Q TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION                                                                     Page
     Item 1--Financial Statements....................................................................2

     Item 2--Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................................9

     Item 3--Quantitative and Qualitative Disclosures about Market Risk.............................17

PART II--OTHER INFORMATION

     Item 1--Legal Proceedings......................................................................18

     Item 2--Changes in Securities..................................................................18

     Item 3--Defaults Upon Senior Securities........................................................18

     Item 4--Submission of Matters to Vote of Security Holders......................................18

     Item 5--Other Information......................................................................18

     Item 6--Exhibits and Reports on Form 8-K.......................................................18


SIGNATURES..........................................................................................19

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

March 31, 2001, and December 31, 2000
                                                                                    MARCH 31       DECEMBER 31
                                                                                      2001             2000
ASSETS                                                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                              $45,299,318      $25,445,819
Interest-bearing deposits with banks                                                  76,435,568       13,054,493
Investment securities available for sale, at fair value                                  729,063          817,141
Mortgage-backed and related securities:
  Available for sale, at fair value                                                  307,225,075      331,236,909
  Held for investment, at cost (fair value of $72,557,371 and $76,456,829,
    respectively)                                                                     72,031,790       77,298,853
Loans held for sale                                                                   56,569,096       22,973,887
Loans held for investment, net                                                     1,739,663,673    1,772,476,651
Federal Home Loan Bank stock                                                          26,009,400       25,568,100
Accrued interest receivable, net                                                      19,015,198       19,701,004
Office properties and equipment                                                       27,240,388       26,781,010
Mortgage servicing rights, net                                                        25,659,691       23,280,472
Intangible assets                                                                     11,235,272       11,490,392
Other assets                                                                           3,031,265        2,600,835
------------------------------------------------------------------------------------------------------------------

  Total assets                                                                    $2,410,144,797   $2,352,725,566
==================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                               $1,778,024,141   $1,699,252,162
Federal funds purchased                                                                        -       20,000,000
Securities sold under agreements to repurchase                                       100,000,000      100,000,000
Federal Home Loan Bank advances                                                      348,660,000      368,205,000
Other borrowings                                                                       1,937,397        2,641,370
Advance payments by borrowers for taxes and insurance                                  4,628,408        1,023,712
Accrued interest payable                                                               3,929,594        4,047,875
Other liabilities                                                                     21,227,513       11,005,952
------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                2,258,407,053    2,206,176,071
------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                 -                -
Common stock, $.10 par value, 100,000,000 shares authorized, 19,941,630 shares issued and outstanding, including 1,611,632 and 1,596,332 shares of treasury
  stock, respectively                                                                  1,994,163        1,994,163
Additional paid-in capital                                                            34,540,064       34,540,064
Retained earnings                                                                    126,595,175      122,921,606
Treasury stock, at cost                                                             (15,377,352)     (15,127,142)
Unearned restricted stock                                                              (128,333)        (142,083)
Accumulated non-owner adjustments to equity, net                                       4,114,027        2,362,887
------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                         151,737,744      146,549,495
------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                      $2,410,144,797   $2,352,725,566
==================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2001 and 2000

                                                                                  THREE MONTHS ENDED MARCH 31
                                                                             --------------------------------------
                                                                                    2001              2000
                                                                                (UNAUDITED)        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                   $35,880,486        $30,655,689
Interest on mortgage-backed and related securities                                    6,602,240          5,848,014
Interest and dividends on investments                                                   738,009            575,572
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                                              43,220,735         37,079,275
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                      21,440,368         15,655,771
Interest on FHLB advances and all other borrowings                                    7,218,714          6,685,389
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             28,659,082         22,341,160
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                14,561,653         14,738,115
Provision for loan losses                                                               394,273            192,472
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                14,167,380         14,545,643
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                               5,763,983          5,054,626
Premiums and commissions                                                                747,064            700,618
Loan servicing fees, net                                                                548,104          1,002,048
Gain on sales of loans                                                                3,005,139            289,555
Other income                                                                            626,182            498,380
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                          10,690,472          7,545,227
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                    9,535,907          8,410,905
Occupancy and equipment                                                               2,230,584          1,887,153
Communications, postage, and office supplies                                          1,224,594          1,053,025
ATM and debit card transaction costs                                                    740,323            706,889
Advertising and marketing                                                               476,220            542,977
Amortization of intangibles                                                             257,565            256,815
Other expenses                                                                        1,248,615          1,072,257
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                         15,713,808         13,930,021
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                          9,144,044          8,160,849
Income tax expense                                                                    3,247,291          2,898,460
-------------------------------------------------------------------------------------------------------------------

  Net income                                                                         $5,896,753         $5,262,389
===================================================================================================================


PER SHARE INFORMATION
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                $0.32              $0.29
Basic earnings per share                                                                   0.32               0.29
Dividends paid per share                                                                   0.11               0.09
===================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2001 and 2000

                                        COMMON
                                     STOCK AND                                                ACCUMULATED
                                    ADDITIONAL                                    UNEARNED      NON-OWNER
                                       PAID-IN       RETAINED      TREASURY     RESTRICTED    ADJUSTMENTS
UNAUDITED                              CAPITAL       EARNINGS         STOCK          STOCK      TO EQUITY         TOTAL
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       $36,534,227   $106,929,097   ($14,388,670)    ($591,183)  ($1,208,245)   $127,275,226
                                                                                                           ---------------
Net income                                          5,262,389                                                  5,262,389
Securities valuation adjustment,
  net of income taxes                                                                           (407,325)      (407,325)
                                                                                                           ---------------
Net income and non-owner
  adjustments to equity                                                                                        4,855,064
                                                                                                           ---------------
Dividends paid                                    (1,650,212)                                                (1,650,212)
Exercise of stock options                              55,116        160,650                                     215,766
Purchase of treasury stock                                        (1,708,663)                                 (1,708,663)
Amortization of restricted stock                     (17,850)                      230,646                       212,796
--------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000          $36,534,227   $110,578,540   ($15,936,683)    ($360,537)  ($1,615,570)   $129,199,977
==========================================================================================================================


UNAUDITED
--------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000       $36,534,227   $122,921,606   ($15,127,142)    ($142,083)   $2,362,887    $146,549,495
                                                                                                          ----------------
Net income                                          5,896,753                                                  5,896,753
Securities valuation adjustment,
  net of income taxes                                                                          1,751,140       1,751,140
                                                                                                          ----------------
Net income and non-owner
  Adjustments to equity                                                                                        7,647,893
                                                                                                          ----------------
Dividends paid                                    (2,021,800)                                                 (2,021,800)
Exercise of stock options                           (382,634)        409,165                                      26,531
Purchase of treasury stock                                          (659,375)                                   (659,375)
Amortization of restricted stock                      181,250                       13,750                       195,000
--------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001          $36,534,227   $126,595,175   ($15,377,352)    ($128,333)   $4,114,027    $151,737,744
==========================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2001 and 2000

                                                                                     THREE MONTHS ENDED MARCH 31
                                                                                -------------------------------------
                                                                                      2001               2000
                                                                                   (UNAUDITED)       (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $5,896,753         $5,262,389
  Adjustments to reconcile net income to net cash provided (used) by operations:
      Provision for loan and real estate losses, net                                      362,264            191,979
      Net loan costs deferred                                                           (588,332)          (221,412)
      Amortization (including mortgage servicing rights)                                1,894,214          1,385,315
      Depreciation                                                                        652,218            619,250
      Gains on sales of loans                                                         (3,005,139)          (289,555)
      Decrease (increase) in accrued interest receivable                                  685,806        (1,351,180)
      Increase (decrease) in accrued interest payable                                   (118,281)            357,362
      Increase in current and deferred income taxes                                     2,818,766          2,244,013
      Other accruals and prepaids, net                                                    226,847          (462,054)
---------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales                8,825,116          7,736,107
  Loans originated for sale                                                         (184,145,619)       (18,960,124)
  Sales of loans originated for sale or transferred from held for investment          213,572,984         20,425,025
---------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                  38,252,481          9,201,008
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                        (63,381,075)          5,159,328
  Maturities of investment securities                                                     100,000            100,000
  Principal repayments on mortgage-backed and related securities available for         26,842,833         12,120,759
      sale
  Principal repayments on mortgage-backed and related securities held for               5,254,032          7,595,135
      investment
  Loans originated for investment                                                   (156,414,299)      (165,270,400)
  Loans purchased for investment                                                                -       (13,050,836)
  Loan principal repayments                                                           124,840,888         73,925,847
  Sales of real estate                                                                    587,059            239,774
  Purchases of office properties and equipment                                        (1,287,208)          (903,719)
  Purchases of mortgage servicing rights                                                (220,322)                  -
  Other, net                                                                            (336,593)          (274,753)
---------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                            (64,014,685)       (80,358,865)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                      78,771,979         43,848,308
  Long-term advances from Federal Home Loan Bank                                                -        100,000,000
  Repayment of long-term Federal Home Loan Bank advances                              (9,000,000)        (7,750,000)
  Decrease in short-term Federal Home Loan Bank borrowings                           (10,545,000)      (164,298,000)
  Increase in securities sold under agreements to repurchase                                    -         75,000,000
  Decrease in federal funds purchased                                                (20,000,000)                  -
  Increase (decrease) in other borrowings                                               (703,973)          3,452,777
  Increase (decrease) in advance payments by borrowers for taxes and insurance          3,604,696          (897,517)
  Purchase of treasury stock                                                            (659,375)        (1,708,663)
  Dividends paid                                                                      (2,021,800)        (1,650,212)
  Other, net                                                                            6,169,176          1,299,476
---------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                          45,615,703         47,296,169
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                     19,853,499       (23,861,688)
Cash and due from banks at beginning of period                                         25,445,819         65,566,021
---------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                          $45,299,318        $41,704,333
=====================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                            $43,906,540        $35,728,095
  Interest paid on deposits and borrowings                                             28,777,363         21,983,798
  Income taxes paid                                                                       428,525            654,448
  Transfer of loans from held for investment to held for sale                          63,264,439            320,001
=====================================================================================================================

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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2001, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2001.

Certain 2000 balances have been reclassified to conform to the 2001 presentation.

NOTE 3--EARNINGS PER SHARE

         Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share are further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three month periods ended March 31, 2001 and 2000, is as follows:

                                                                     THREE MONTHS ENDED MARCH 31
                                                --------------------------------------------------------------------
                                                               2001                               2000
                                                ---------------------------------  ---------------------------------
                                                          BASIC          DILUTED              BASIC         DILUTED
--------------------------------------------------------------------------------------------------------------------
Net income                                           $5,896,753       $5,896,753         $5,262,389      $5,262,389
====================================================================================================================
Average common shares issued, net
  of actual treasury shares                          18,359,513       18,359,513         18,329,986      18,329,986
Potential common shares issued under
  stock options (treasury stock method)                       -          144,984                  -          95,367
--------------------------------------------------------------------------------------------------------------------
Average common shares and
  potential common shares                            18,359,513       18,504,497         18,329,986      18,425,353
====================================================================================================================
Earnings per share                                        $0.32            $0.32              $0.29           $0.29
====================================================================================================================

NOTE 4--CONTINGENCIES

         The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which considered together are believed by management to be immaterial to the consolidated financial condition of the Corporation.


NOTE 5--SEGMENT INFORMATION

         DIVISIONS AND PROFIT CENTERS The Corporation tracks profitability in four major areas: (i) residential lending, (ii) commercial real estate lending,
(iii) consumer lending, and (iv) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes mortgage-backed securities that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, as well as functions related to the origination and servicing of such loans. Consumer lending is divided into two profit centers for segment reporting purposes: (i) a consumer lending portfolio, which consists of the Corporation's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans, and (ii) an education loan portfolio, which also includes functions related to the origination and servicing of the loans. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. As previously noted, however, mortgage-backed securities collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

         The Corporation's retail branch network, which delivers checking, savings, certificates of deposit and other financial products and services to customers, is considered a support department for segment reporting purposes, as more fully described in a subsequent paragraph.

         MEASUREMENT OF SEGMENT PROFIT (LOSS) Management evaluates the after-tax performance of the Corporation's profit centers as if each center were a separate entity--each with its own earning assets, actual and/or allocated non-earning assets, and allocated funding resources. Each profit center has its own interest income, non-interest income, and non-interest expense as captured by the Corporation's accounting systems. Interest expense is allocated to each profit center according to its use of the Corporation's funding sources, which consist primarily of deposit liabilities, wholesale borrowings, and equity. In general, all funding sources are allocated proportionately to each profit center. However, in certain instances specific liabilities may be matched against specific assets of profit centers.

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

         The Corporation's retail branch network is considered a support department center for segment reporting purposes. Retail banking fees and revenues are deducted from the non-interest expense of operating the network (to include an allocation of net costs from the Corporation's other support departments) to arrive at net costs for the branch network. This net cost is then allocated to each profit center based on its use of deposit liabilities to fund its operations. This amount is reported as "net cost to acquire and maintain deposit liabilities" and is included as an adjustment to the net interest income of each profit center.

         For segment reporting purposes, management makes certain non-GAAP adjustments and reclassifications to the results of operations and financial condition of the Corporation that, in management's judgement, more fairly reflect the performance and/or financial condition of certain of the Corporation's profit centers.

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The table on the following page summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three month periods ended March 31, 2001 and 2000. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's retail branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.36% and 1.20% of average deposit liabilities outstanding during the three months ended March 31, 2001 and 2000, respectively.

                                                                      THREE MONTHS ENDED MARCH 31
                                                    -----------------------------------------------------------------
                                                                 2001                              2000
                                                    -------------------------------   -------------------------------
PROFIT CENTER                                         PROFIT (LOSS) AVERAGE ASSETS     PROFIT (LOSS)  AVERAGE ASSETS
---------------------------------------------------------------------------------------------------------------------
Mortgage banking                                        $1,232,487     $80,114,332          $335,287     $41,411,099
Residential loans                                        1,850,407     973,183,632         2,188,859     854,592,950
Commercial real estate lending                             988,558     501,451,055         1,260,065     425,816,320
Consumer lending                                           815,518     367,169,176           876,114     291,127,814
Education lending                                          662,729     215,083,849           787,434     208,842,589
Investment and mortgage-related securities                 211,862     246,087,022           615,181     286,986,534
Other segments                                            (92,287)         670,648         (169,611)         297,540
Non-GAAP adjustments                                       227,479     (6,726,389)         (630,940)    (11,970,502)
---------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                       $5,896,753  $2,377,033,325        $5,262,389  $2,097,104,344
=====================================================================================================================

NOTE 6--RECENT ACCOUNTING STANDARDS

         In 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"). This standard established new rules for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also established special accounting rules for derivatives that meet the definition of a hedge. Changes in the fair value of derivatives that do not meet this definition are required to be included in earnings in the period of change. The Corporation adopted SFAS 133 on January 1, 2001, and the adoption did not have a material impact on the Corporation's operations or financial condition.

         In 2000 the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). This standard established new rules for companies that engage in securitization transactions. In particular, the standard establishes rules for when a transfer qualifies as a sale. The new standard is effective for transactions occurring after March 31, 2001. The Corporation adopted SFAS 140 on April 1, 2001. The Corporation does not expect the adoption to have a material impact on its operations or financial condition, although there can be no assurances.

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

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's net income for the three months ended March 31, 2001, was $5.9 million or $0.32 per diluted share compared to $5.3 million and $0.29 in the same period last year. These amounts represented a return on average assets of 0.99% and 1.00%, respectively, and a return on average equity of 15.64% and 16.07%, respectively.

         The increase in net income from 2000 to 2001 was primarily attributable to a $2.7 million increase in gain on sales of loans and a $709,000 increase in retail banking fees. These developments were offset in part by a $1.8 increase in total non-interest expense and a $454,000 decrease in loan servicing fees. Also contributing was a $349,000 increase in income tax expense, due to higher pre-tax earnings.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three month periods ended March 31, 2001 and 2000.

         NET INTEREST INCOME Net interest income decreased by $176,000 or 1.2% during the three months ended March 31, 2001, as compared to the same period in the previous year. This decline occurred in spite of the fact that the Corporation's average interest-earning assets increased by $270.4 million or 13.6% between these periods. The principal source of this growth occurred in the Corporation's commercial real estate and consumer loan portfolios. Contributing to a lesser extent were increases in the Corporation's single-family residential loan and mortgage-backed and related securities portfolios. This growth was largely funded by increases in deposit liabilities, primarily certificates of deposit. Refer to "Financial Condition" for additional discussion.

         The Corporation's interest rate spread declined from 2.55% during the three months ended March 31, 2000, to 2.05% during the same period in 2001, offsetting the increase in net interest income caused by growth in interest-earning assets. Beginning in 1999 and continuing into 2000, market interest rates began to increase significantly, led generally by short-term interest rates. The yield curve also flattened substantially, and was even inverted at times during 2000. Although higher interest rates resulted in an increase in the average yield on the Corporation's earning assets, the cost of the Corporation's interest-bearing liabilities increased by a greater amount, which has resulted in an overall decline in the Corporation's average interest rate spread in recent periods. Lately, however, market interest rates have declined dramatically, particularly on the short-end of the yield curve. Because of the tendency of the Corporation's assets to price off a longer end of the yield curve than its liabilities, management expects the Corporation's interest rate spread to begin to improve in the second quarter of 2001. However, management is not certain whether the Corporation's average interest rate spread for the entire year will exceed the average level experienced for all of 2000.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three month periods ended March 31, 2001 and 2000.

Dollars in thousands                            THREE MONTHS ENDED MARCH 31, 2001        THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------------------------------------------------
                                                AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                                BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
--------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans                 $782,116     $14,724        7.53%        $723,081      $12,987       7.18%
  Commercial real estate loans                  476,462       9,650         8.10         403,423        7,929        7.86
  Consumer loans                                345,074       7,427         8.61         272,563        5,675        8.33
  Education loans                               204,903       4,080         7.96         198,980        4,064        8.17
--------------------------------------------------------------------------------------------------------------------------
    Total loans                               1,808,555      35,881         7.94       1,598,047       30,656        7.67
Mortgage-backed and related                     395,302       6,602         6.68         346,014        5,848        6.76
  securities
Investment securities                               748           9         4.79             856           11        5.14
Interest-bearing deposits with                   21,465         288         5.36          12,649          153        4.84
  banks
Other earning assets                             25,563         441         6.91          23,660          411        6.95
--------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets             2,251,633      43,221         7.68       1,981,226       37,079        7.49
Non-interest-earning assets:
  Office properties and equipment                27,173                                   24,776
  Other assets                                   98,227                                   91,102
--------------------------------------------------------------------------------------------------------------------------
    Total assets                             $2,377,033                               $2,097,104
==========================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts                     $104,089        $381        1.47%        $107,987         $399       1.48%
  Checking accounts                              74,371         152         0.82          73,274          135        0.74
  Money market accounts                         154,937       1,610         4.16         170,926        1,628        3.81
  Certificates of deposit                     1,215,011      19,297         6.35         987,587       13,493        5.47
--------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits           1,548,408      21,440         5.54       1,339,774       15,656        4.67
FHLB advances                                   369,893       5,376         5.81         412,331        5,833        5.66
Other borrowings                                118,599       1,843         6.21          56,635          853        6.02
--------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities        2,036,900      28,659         5.63       1,808,740       22,341        4.94
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                 165,296                                  141,370
  Other liabilities                              24,036                                   15,987
--------------------------------------------------------------------------------------------------------------------------
    Total liabilities                         2,226,232                                1,966,097
Stockholders' equity                            150,801                                  131,007
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                       $2,377,033                               $2,097,104
==========================================================================================================================
Net interest income                                          $14,562                                   $14,738
==========================================================================================================================
Interest rate spread                                                       2.05%                                    2.55%
==========================================================================================================================
Net interest income as a percent of average
  earning assets                                                           2.59%                                    2.98%
==========================================================================================================================
Average interest-earning assets to average
  interest-bearing liabilities                                           110.54%                                  109.54%
==========================================================================================================================

         PROVISION FOR LOAN LOSSES Provision for loan losses was $394,000 and $192,000 during the three months ended March 31, 2001 and 2000, respectively. In general, provisions for loan losses recorded during the three month period ended March 31, 2000, approximated the Corporation's actual net charge-off activity during the period. However, in the most recent quarter, the Corporation recorded $195,000 in provision for loan losses over-and-above its actual net charge-off activity. This additional provision was recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management. This addition was considered prudent in light of significant growth in the Corporation's loans held for investment in recent periods, an increased mix of higher-risk consumer and commercial real estate loans, and a modest increase in non-performing and classified assets. On an annualized basis, net charge-offs were 0.04% and 0.03% of average loans outstanding during these periods, respectively.

         As of March 31, 2001 and December 31, 2000, the Corporation's allowance for loan losses was $8.2 million and $8.0 million, respectively, or 0.47% and 0.45% of loans held for investment, respectively. The allowance for loan and real estate losses was 166% and 188% of non-performing assets as of the same dates, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended March 31, 2001 and 2000, was $10.7 million and $7.5 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2000 to 2001.

         Retail banking fees and service charges increased by $709,000 or 14.0% during the three months ended March 31, 2001, as compared to the same period in the previous year. This improvement was due in part to an 8.5% increase in the number of checking accounts serviced by the Corporation since March 31, 2000. Also contributing to the growth in retail banking fees was a $156,000 or 23.9% increase and a $97,000 or 11.4% increase in fees from customers' use of debit cards and ATMs, respectively.

         Premiums and commissions on annuity and insurance sales increased by $46,000 or 6.6% during the three months ended March 31, 2001, as compared to the same period in the previous year. The Corporation's principal sources of premium and commission revenues are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, mortgage loan insurance policies, and retail brokerage services. The increase was primarily due to increased revenue from the sales of credit life and disability insurance policies.

         Loan servicing fees decreased by $454,000 from $1.0 million during the three months ended March 31, 2000, to $548,000 during the same period in 2001. As interest rates declined in 2001, actual loan prepayment activity was much higher than that which had originally been estimated for the Corporation's mortgage servicing rights. Because of such prepayment activity, the Corporation recorded $447,000 in losses in the most recent quarter on its mortgage servicing rights over-and-above that which management considered to be normal periodic amortization. This compared to no such losses in the first quarter of 2000.

         Excluding the effects of the aforementioned loss, but net of normal periodic amortization of mortgage servicing rights, loan servicing fees decreased by $7,000 or 0.7% during the three months ended March 31, 2001, compared to the same period in the previous year. Because of generally higher interest rates in 2000, customer demand for fixed-rate mortgage loans declined substantially during such period. The Corporation generally sells such loans in the secondary market, but retains the servicing. Accordingly, increases in loans serviced for others caused by new loan sales were substantially offset in recent periods by decreases caused by normal principal amortization, maturities, and prepayments.

         Subsequent to March 31, 2001, interest rates have remained at low levels, particularly on the short-end of the yield curve. If this interest rate environment persists, or if interest rates decline further, the Corporation will most likely record large losses on its mortgage servicing rights related to faster than anticipated prepayment activity. Such losses, however, would most likely continue to be offset by high levels of gains on sales of mortgage loans, as described in the following paragraph. It should be noted, however, that further declines in interest rates or increases in market expectations for future prepayments may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of mortgage servicing rights. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market. Management will continue to closely monitor the carrying value of its mortgage servicing rights and will record mark-to-market adjustments as appropriate.

         Gains on sales of mortgage loans increased by $2.7 million from $290,000 during the three months ended March 31, 2000, to $3.0 million during the same period in 2001. This increase was primarily attributable to a $193 million or over 940% increase in the Corporation's mortgage loan sales. This increase was due in part to declining interest rates during the most recent quarter that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans into fixed-rate loans, both of which are generally sold in the secondary market. Subsequent to March 31, 2001, interest rates have remained at relatively low levels. If this environment continues, or if interest rates decline further, the Corporation is likely to experience high levels of refinance activity, as well as increased conversions by borrowers of their adjustable-rate loans into fixed-rate loans. Such activity is expected to result in relatively high levels of gains on sales of mortgage loans, although there can be no assurances. To a certain extent, such gains are expected to be offset by declines in the carrying value of the Corporation's mortgage servicing rights, as described in the previous paragraph.

         Other non-interest income increased by $128,000 or over 25% during the three months ended March 31, 2001, as compared to the same period in the previous year. This increase was principally due to increased fees from customers' conversions of adjustable-rate mortgage loans into fixed rate mortgage loans due to the low interest rate environment, as previously described.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended March 31, 2001 and 2000, was $15.7 million and $13.9 million, respectively, which was 2.65% and 2.66% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2000 to 2001.

         Compensation and employee benefits increased by $1.1 million or 13.4% during the three months ended March 31, 2001, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to growth in the number of banking facilities operated by the Corporation. Since December 31, 1999, the Corporation has opened eleven banking facilities. During the remainder of 2001, the Corporation intends to increase its net number of retail banking facilities by three or more, although there can be no assurances. As of March 31, 2001, the Corporation had 921 full-time equivalent employees. This compares to 897 and 819 as of December 31, 2000, and March 31, 2000, respectively. Also contributing to the increase in compensation and employee benefits was an increase in the cost of employee healthcare benefits.

         Occupancy and equipment expense increased by $343,000 or 18.2% during the three months ended March 31, 2001, as compared to the same period in the previous year. In addition, communications, postage, and office supplies expense increased by $172,000 or 16.3% over the same period. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as previously described, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         Other non-interest expense increased by $176,000 or 16.4% during the three months ended March 31, 2001, as compared to the same period in the previous year. This increase was caused by a variety of factors, including increased costs related to the operation and disposition of foreclosed real estate, increased losses from forgery, fraud, and other irregularities associated with customers' deposit accounts, and increased insurance costs.

         INCOME TAX EXPENSE Income tax expense for the three months ended March 31, 2001 and 2000, was $3.2 million and $2.9 million, respectively, or 35.5% of pretax income in both periods.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each the Corporation's reportable segments (hereafter referred to as "profit centers") for the three month periods ended March 31, 2001 and 2000. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under Part I, Item I, "Financial Statements", for a summary of the after-tax profit (loss) of each of the Corporation's profit centers.

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities increased by $897,000 or over 265% during the three months ended March 31, 2001, as compared to the same period in the previous year. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. A lower interest rate environment in the most recent period resulted in a significant increase in originations of single-family residential loans. In the first quarter of 2001, the Corporation's mortgage banking operation originated $238.7 million in single-family residential loans compared to $85.5 million in the first quarter of 2000. The favorable impact of increased originations was offset somewhat by decreased earnings from mortgage servicing, as more fully described in "Results of Operations--Non-Interest Income".

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio decreased by $338,000 or 15.5% during the three months ended March 31, 2001, as compared to the same period in the previous year. This decline occurred despite a $118.6 million or 13.9% increase in average assets in this profit center between the periods. The performance of this profit center was negatively impacted by higher interest rates in 2000, which resulted in a larger increase in the cost of the profit center's funding sources than it did in its yield on earning assets. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation's average cost of interest-bearing liabilities increased by 69 basis points between the first quarter of 2000 and the same quarter in 2001. In contrast, the yield on its single-family residential loans increased by only 35 basis points. In addition, the yield on the mortgage-backed securities included in this profit center declined by 18 basis points between the periods. This decline occurred because the adjustable-rate mortgage loans the Corporation swapped into mortgage-backed securities ("MBSs") in the third quarter of 2000 carried a lower rate of interest than the securities that were already in the MBS portfolio.

                  Also contributing to the decrease in earnings in this profit center was a sharp decline in interest rates during the most recent quarter. This decline resulted in increased conversions of the profit center's adjustable-rate mortgage loans into fixed-rate loans (for reasons cited elsewhere in this report). Such conversions resulted in accelerated charge-offs of the internally-capitalized origination costs assigned to the loans in the portfolio.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending declined by $272,000 or approximately 22% during the three months ended March 31, 2001, as compared to the same period in the previous year. This decline occurred despite a $75.6 million or 17.8% increase in average assets in this profit center between the periods. The performance of this profit center was adversely affected by higher interest rates in 2000, which resulted in a larger increase in the cost of the profit center's funding sources than it did in its yield on earning assets. This profit center is funded almost entirely by deposit liabilities. The Corporation's average cost of interest-bearing deposits increased by 87 basis points between the first quarter of 2000 and the same quarter in 2001. The yield on commercial real estate loans, however, increased by only 24 basis points between the same periods. Refer to "Results of Operations--Net Interest Income" for additional discussion.

                  The earnings of this profit center were also negatively impacted by a 16 basis point increase in the Corporation's net cost to acquire and maintain deposit liabilities (refer to separate discussion, below).

                  CONSUMER LENDING Profits from consumer lending decreased by $61,000 or 6.9% during the three months ended March 31, 2001, as compared to the same period in the previous year. This decrease occurred despite a $76.0 million or approximately 26% increase in average assets in this profit center between the periods. The performance of the consumer lending profit center was influenced by higher interest rates in 2000, which resulted in a larger increase in the cost of the profit center's funding sources than it did in its yield on earning assets. This profit center is funded almost entirely by deposit liabilities. The Corporation's average cost of interest-bearing deposits increased by 87 basis points between the first quarter of 2000 and the same quarter in 2001. The yield on consumer loans, however, increased by only 28 basis points between the same periods. Refer to "Results of Operations--Net Interest Income" for additional discussion.

                  The performance of the consumer lending profit center was also adversely affected by a 16 basis point increase in the Corporation's net cost to acquire and maintain deposit liabilities (refer to separate discussion, below).

                  EDUCATION LENDING Profits from education lending declined by $125,000 or 15.8% during the three months ended March 31, 2001, as compared to the same period in the previous year. Education loans consist of floating-rate loans that reprice quarterly off of a three-month treasury or three-month commercial paper index. The sharp decline in interest rates during the most recent quarter, particularly on the short-end of the yield curve, resulted in a 21 basis point decline in the yield on education loans between the first quarter of 2000 and the first quarter of 2001. In addition, the cost of the profit center's primary funding source, which consists of money market deposit accounts, increased by 35 basis points between the periods (refer to "Results of Operations--Net Interest Income"). Finally, the earnings of this profit center were also affected negatively by a 16 basis point increase in the Corporation's net cost to acquire and maintain deposit liabilities (refer to separate discussion, below).

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio decreased by $403,000 or over 65% during the three months ended March 31, 2001, as compared to the same period in the previous year. This decrease was due in part to a $40.9 million or 14.3% decline in average assets in this profit center between the periods. Also contributing were higher interest rates in 2000, which resulted in a significant increase in the cost of the profit center's funding sources. However, the yield on the profit center's assets did not benefit from higher rates in 2000 because such assets consist of primarily fixed-rate securities. In addition, no new securities were purchased between March 2000 and March 2001. Finally, the results of this profit center were also impacted by a 16 basis point increase in the Corporation's net cost to acquire and maintain deposit liabilities (refer to separate discussion, below).

                  OTHER SEGMENTS This segment consists primarily of the parent holding company, as well as some of the Bank's wholly-owned subsidiaries. The reduced loss from this segment was principally the result of lower interest expense in the holding company. This change was caused by a higher level of borrowings in the first quarter of 2000, the proceeds of which were largely used to repurchase the Corporation's stock.

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were $227,000 in the first quarter of 2001 compared to $(631,000) in the first quarter of 2000. This change was due in part to the fact that the mortgage banking profit center originated fewer loans for the Corporation's residential lending profit center in the most recent quarter than it did in the same quarter last year. As such, the Corporation recorded a smaller internal adjustment to compensate the mortgage banking profit center for its efforts related to such originations. In addition, in the first quarter of 2001, the mortgage banking profit center experienced a higher level of internal charge-offs related to its mortgage servicing operations due to the lower interest rate environment. Finally, the residential loan profit center experienced a higher level of charge-offs on internally-capitalized origination costs due to the same low rate environment.

                  NET COST TO ACQUIRE AND MAINTAIN DEPOSIT LIABILITIES In addition to the after-tax performance of the aforementioned profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities. The Corporation's profit centers are allocated a share of the net cost to acquire and maintain deposit liabilities according to their proportionate use of such deposits as a funding source. As such, changes in the net cost to acquire and maintain deposit liabilities will impact most of the Corporation's profit centers.

                  The net cost to acquire and maintain deposit liabilities during the three months ended March 31, 2001 and 2000, was 1.36% and 1.20% of average deposit liabilities outstanding, respectively. The increase between periods was due primarily to the fact that the Corporation opened ten new retail banking facilities between the first quarter of 2000 and the current period.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $57.4 million or 2.4% during the three months ended March 31, 2001. This increase was principally funded by a $78.8 million or 4.6% growth in deposit liabilities, although a portion of this growth was also used to reduce federal funds purchased and Federal Home Loan Bank ("FHLB") advances by $39.5 million or 10.2% in the aggregate. The increase in the Corporation's total assets was primarily the result of a $63.4 million or almost 500% increase in overnight investments caused by the temporary investment of proceeds from loan sales. Also contributing was a $33.6 million or over 145% increase in residential mortgage loans held for sale. These increases were offset by declines in loans held for investment and mortgage-backed and related securities.

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB and short-term money market accounts, increased by $63.4 million from $13.1 million at December 31, 2000, to $76.4 million at March 31, 2001. The large amount of overnight investments at March 31, 2001, was caused by the temporary investment of proceeds from loan sales. These investments will be used to pay down borrowings as they mature or will be reinvested in other interest-earning assets.

         LOANS HELD FOR SALE The Corporation's loans held for sale increased by $33.6 million or over 145% during the three months ended March 31, 2001. This increase was due to an interest rate environment that increased consumer demand for fixed-rate mortgage loans and resulted in increased conversions of adjustable-rate loans into fixed-rate loans, as previously described. Both of these categories of loans are classified as "held for sale" until the date of the sale, which typically occurs within 30 to 60 days of origination and/or conversion.

         LOANS HELD FOR INVESTMENT The Corporation's portfolio of loans held for investment decreased by $32.8 million or 1.9% during the three months ended March 31, 2001. During this period, the current interest rate environment had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined in the most recent period. Some of this decline, however, was offset by internal growth in commercial real estate, consumer, and education loans.

         The Corporation will continue to explore alternatives to maintain growth in its interest-earning assets in the near term. These alternatives include, but are not limited to, the purchase of adjustable-rate residential mortgage loans from third-party financial institutions, the purchase of mortgage-backed and related securities, and the retention of certain fixed-rate loans that are currently sold by the Corporation in the secondary market. It is anticipated that such assets would be funded by growth in deposit liabilities or through the liquidation of overnight investments. However, there are many considerations involved in such decisions and there can be no assurances that the Corporation will elect to continue any of these strategies to increase its interest-earning assets.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $78.8 million or 4.6% during the three months ended March 31, 2001. Management attributes this growth to recent volatility in other financial markets, which has made traditional bank financial offerings more attractive to consumers. The Corporation's deposit liabilities were also impacted by a $29.0 million or over 170% increase in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts were at a high level during the recent quarter due to significant increases in loan prepayment activity.

         FHLB ADVANCES AND FEDERAL FUNDS PURCHASED The Corporation's FHLB advances and federal funds purchased decreased by $39.5 million or 10.2% during the three months ended March 31, 2001. This decrease was funded by proceeds from the sale of loans held for investment, as well as growth in deposit liabilities, as previously described.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $5.1 million or 0.21% of total assets at March 31, 2001, compared to $4.4 million or 0.19% of total assets at December 31, 2000. At March 31, 2001 and December 31, 2000, non-performing assets included $1.4 million of delinquent loans to three independent builders that were experiencing problems with a number of small single-family projects. Although foreclosure on some or all of these loans is likely, management does not expect to incur significant losses.

The Corporation's allowance for loan and real estate losses was 166% and 188% of non-performing assets as of the same dates, respectively.

         In addition to non-performing assets, at March 31, 2001, management was closely monitoring $1.9 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $2.8 million in such assets at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain liquid assets (generally defined as cash and investment-grade short-term securities, as well as certain mortgage-related securities and obligations of the United States) equal to at least 4% of its "liquidity base" (generally defined as short-term deposit liabilities and other borrowings). The Bank was in full compliance with these regulations during the three months ended March 31, 2001.

         The Corporation's stockholders' equity ratio as of March 31, 2001, was 6.30% of total assets. The Corporation's long-term objective is to maintain its stockholders' equity ratio in a range of approximately 6.0% to 6.5%, which is consistent with return on asset and return on equity goals of at least 1.00% and 16.5%, respectively.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At March 31, 2001, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $2.0 million and $1.7 million during the three months ended March 31, 2001 and 2000, respectively. These amounts equated to dividend payout ratios of 34.3% and 31.4% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations which include, but are not limited to, the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On April 24, 2001, the Corporation's Board of Directors declared a regular quarterly dividend of $0.12 per share payable on June 7, 2001, to shareholders of record on May 17, 2001.

         During the three months ended March 31, 2001, the Corporation repurchased 50,000 shares of common stock at a cost of $659,000 under its 1999 stock repurchase plan (the "1999 Plan"). As of March 31, 2001, 169,506 shares remain to be purchased under the 1999 Plan, while 913,554 shares remain to be purchased under the 2000 stock repurchase plan (the "2000 Plan"). On April 24, 2001, the Corporation's Board of Directors extended the 1999 and 2000 Plans for another twelve months. The shares may be repurchased from time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the three months ended March 31, 2001, the Corporation reissued 34,700 shares of common stock out of its inventory of treasury stock with a cost basis of $409,000. In general, these shares were issued upon the exercise of stock options by employees and directors of the Corporation.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk" or "market risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "gaps"). Management has sought to control the Corporation's one- and three-year gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer and education loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in adjustable-rate and short- and medium-term fixed-rate CMOs and MBSs. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities, FHLB advances, and other borrowing sources that tend to have average terms to maturity of less than one year or carry floating rates of interest.

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

         As of March 31, 2001, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 2000.

PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

Refer to Note 4 of the Corporation's Consolidated Financial Statements.

ITEM 2--CHANGES IN SECURITIES

None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Corporation held its Annual Meeting of Shareholders on April 25, 2001. The following matters were voted upon at that meeting:

         1. The election of three nominees for the Board of Directors, who will serve for a three-year term, was voted upon by the Corporation's shareholders. The nominees, all of whom were elected, are set forth in the table below. The Inspector of Election certified the following vote tabulations:

                  Nominee                   Votes For                 Votes Withheld
                  -------                   ---------                 --------------
                  Patrick J. Luby           15,412,171                    147,758
                  Don P. Rundle             15,419,252                    140,677
                  Jack C. Rusch             15,396,099                    163,830

         2. Ratification of the appointment by the Board of Directors of Ernst and Young LLP as the Corporation's independent auditors for the year ending December 31, 2001:

                  Votes For                 Votes Against                Abstain
                  ---------                 -------------                -------
                  15,508,571                    19,980                    31,377

ITEM 5--OTHER INFORMATION

None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      FIRST FEDERAL CAPITAL CORP


/s/ Jack C. Rusch                                     May 11, 2001
Jack C. Rusch
President and Chief Executive Officer
(duly authorized officer)


/s/ Michael W. Dosland                                May 11, 2001
Michael W. Dosland
Senior Vice President and
Chief Financial Officer