Form 10-Q
period 2001-06-30
FIRST FEDERAL CAPITAL CORP
filed 2001-08-14
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended.....................................JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...................to.............................

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

Class: COMMON STOCK--$.10 PAR VALUE. Outstanding as of August 13, 2001:
18,422,542 (EXCLUDES 1,519,088 SHARES HELD AS TREASURY STOCK).

                           FORM 10-Q TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION                                                                        Page
             Item 1--Financial Statements .............................................................2

             Item 2--Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.......................................................................12

             Item 3--Quantitative and Qualitative Disclosures about Market Risk.......................23

PART II--OTHER INFORMATION

             Item 1--Legal Proceedings................................................................24

             Item 2--Changes in Securities............................................................24

             Item 3--Defaults Upon Senior Securities..................................................24

             Item 4--Submission of Matters to Vote of Security Holders................................24

             Item 5--Other Information................................................................24

             Item 6--Exhibits and Reports on Form 8-K.................................................24


SIGNATURES............................................................................................25

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2001, and December 31, 2000

                                                                                               JUNE 30          DECEMBER 31
                                                                                                2001               2000
ASSETS                                                                                       (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                        $48,147,157       $25,445,819
Interest-bearing deposits with banks                                                            20,908,201        13,054,493
Investment securities available for sale, at fair value                                            720,859           817,141
Mortgage-backed and related securities:
  Available for sale, at fair value                                                            252,447,224       331,236,909
  Held for investment, at cost (fair value of $63,233,834 and $76,456,829,
   respectively)                                                                                62,595,620        77,298,853
Loans held for sale                                                                             32,888,039        22,973,887
Loans held for investment, net                                                               1,904,515,065     1,772,476,651
Federal Home Loan Bank stock                                                                    26,430,800        25,568,100
Accrued interest receivable, net                                                                20,100,823        19,701,004
Office properties and equipment                                                                 28,604,658        26,781,010
Mortgage servicing rights, net                                                                  27,026,994        23,280,472
Intangible assets                                                                               10,980,151        11,490,392
Other assets                                                                                    11,884,798         2,600,835
-----------------------------------------------------------------------------------------------------------------------------

  Total assets                                                                              $2,447,250,389    $2,352,725,566
=============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                         $1,807,999,799    $1,699,252,162
Federal funds purchased                                                                         20,000,000        20,000,000
Securities sold under agreements to repurchase                                                           -       100,000,000
Federal Home Loan Bank advances                                                                435,740,000       368,205,000
Other borrowings                                                                                    35,525         2,641,370
Advance payments by borrowers for taxes and insurance                                            8,240,537         1,023,712
Accrued interest payable                                                                         2,456,075         4,047,875
Other liabilities                                                                               17,255,890        11,005,952
-----------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                          2,291,727,826     2,206,176,071
-----------------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                           -                 -
Common stock, $.10 par value, 100,000,000 shares authorized, 19,941,630 shares issued and outstanding, including 1,522,808 and 1,596,332 shares of treasury stock,
  respectively                                                                                   1,994,163         1,994,163
Additional paid-in capital                                                                      34,540,064        34,540,064
Retained earnings                                                                              129,874,986       122,921,606
Treasury stock, at cost                                                                        (14,186,223)      (15,127,142)
Unearned restricted stock                                                                         (114,583)         (142,083)
Accumulated non-owner adjustments to equity, net                                                 3,414,156         2,362,887
-----------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                   155,522,563       146,549,495
-----------------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                                $2,447,250,389    $2,352,725,566
=============================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2001 and 2000
                                                                                  THREE MONTHS ENDED JUNE 30
                                                                             --------------------------------------
                                                                                    2001               2000
                                                                                 (UNAUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                    $35,740,975       $33,134,873
Interest on mortgage-backed and related securities                                     6,005,028         5,547,808
Interest and dividends on investments                                                    851,252           556,243
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                                               42,597,255        39,238,924
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                       21,146,683        17,313,220
Interest on FHLB advances and all other borrowings                                     5,873,821         6,926,436
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                              27,020,504        24,239,656
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                 15,576,751        14,999,268
Provision for loan losses                                                                436,626           111,775
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                 15,140,125        14,887,493
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                                6,362,560         5,563,606
Premiums and commissions                                                                 893,804           649,674
Loan servicing fees, net                                                              (1,931,021)          997,259
Gain on sales of loans                                                                 5,264,641           506,031
Other income                                                                             892,086           750,170
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                           11,482,070         8,466,740
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                     9,706,024         8,941,739
Occupancy and equipment                                                                2,477,359         2,018,739
Communications, postage, and office supplies                                           1,348,147           990,257
ATM and debit card transaction costs                                                     840,419           722,820
Advertising and marketing                                                                650,479           569,188
Amortization of intangibles                                                              255,935           256,815
Other expenses                                                                         1,489,125         1,065,133
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                          16,767,488        14,564,691
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                           9,854,707         8,789,542
Income tax expense                                                                     3,487,348         3,124,173
-------------------------------------------------------------------------------------------------------------------

  Net income                                                                          $6,367,359        $5,665,369
===================================================================================================================


PER SHARE INFORMATION
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                 $0.34             $0.30
Basic earnings per share                                                                    0.35              0.31
Dividends paid per share                                                                    0.12              0.11
===================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2001 and 2000
                                                                                   SIX MONTHS ENDED JUNE 30
                                                                            ---------------------------------------
                                                                                   2001               2000
                                                                                (UNAUDITED)        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                   $71,621,461        $63,790,561
Interest on mortgage-backed and related securities                                   12,607,268         11,395,822
Interest and dividends on investments                                                 1,589,260          1,131,816
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                                              85,817,989         76,318,199
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                      42,587,051         32,968,992
Interest on FHLB advances and all other borrowings                                   13,092,535         13,611,825
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             55,679,586         46,580,817
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                30,138,403         29,737,382
Provision for loan losses                                                               830,899            304,246
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                29,307,504         29,433,136
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                              12,126,543         10,618,233
Premiums and commissions                                                              1,640,869          1,350,292
Loan servicing fees, net                                                             (1,382,917)         1,999,307
Gain on sales of loans                                                                8,269,780            795,585
Other income                                                                          1,518,268          1,248,550
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                          22,172,543         16,011,967
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                   19,241,932         17,352,643
Occupancy and equipment                                                               4,707,943          3,905,892
Communications, postage, and office supplies                                          2,572,741          2,043,282
ATM and debit card transaction costs                                                  1,580,742          1,429,709
Advertising and marketing                                                             1,126,698          1,112,165
Amortization of intangibles                                                             513,500            513,630
Other expenses                                                                        2,737,740          2,137,391
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                         32,481,296         28,494,712
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                         18,998,751         16,950,391
Income tax expense                                                                    6,734,639          6,022,633
-------------------------------------------------------------------------------------------------------------------

  Net income                                                                        $12,264,112        $10,927,758
===================================================================================================================

PER SHARE INFORMATION
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                $0.66              $0.59
Basic earnings per share                                                                   0.67               0.60
Dividends paid per share                                                                   0.23               0.20
===================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2001 and 2000

                                      COMMON
                                   STOCK AND                                             ACCUMULATED
                                  ADDITIONAL                                  UNEARNED     NON-OWNER
                                     PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                            CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000        $36,534,227  $110,578,540  ($15,936,683)    ($360,537)  ($1,615,570)  $129,199,977
                                                                                                      --------------
Net income                                       5,665,369                                                5,665,369
Securities valuation
  adjustment, net of income
  taxes                                                                                     (120,754)      (120,754)
                                                                                                      --------------
Net income and non-owner
  adjustments to equity                                                                                   5,544,615
                                                                                                      --------------
Dividends paid                                  (2,015,225)                                              (2,015,225)
Exercise of stock options                         (187,163)      273,985                                     86,822
Amortization of restricted
  stock                                            134,725                     129,779                      264,504
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000         $36,534,227  $114,176,246  ($15,662,698)    ($230,758)  ($1,736,324)  $133,080,693
====================================================================================================================


UNAUDITED
--------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001        $36,534,227  $126,595,175  ($15,377,352)    ($128,333)   $4,114,027   $151,737,744
                                                                                                      --------------
Net income                                       6,367,359                                                6,367,359
Securities valuation
  adjustment, net of income
  taxes                                                                                     (699,871)      (699,871)
                                                                                                      --------------
Net income and non-owner
  adjustments to equity                                                                                   5,667,488
                                                                                                      --------------
Dividends paid                                  (2,209,946)                                              (2,209,946)
Exercise of stock options                       (1,068,952)    1,191,129                                    122,177
Amortization of restricted
  stock                                            191,350                      13,750                      205,100
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001         $36,534,227  $129,874,986  ($14,186,223)    ($114,583)   $3,414,156   $155,522,563
====================================================================================================================


Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2001 and 2000

                                      COMMON
                                   STOCK AND                                             ACCUMULATED
                                  ADDITIONAL                                  UNEARNED     NON-OWNER
                                     PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                            CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999     $36,534,227  $106,929,097  ($14,388,670)    ($591,183)  ($1,208,245)  $127,275,226
                                                                                                      --------------
Net income                                      10,927,758                                               10,927,758
Securities valuation
  adjustment, net of income
  taxes                                                                                     (528,079)      (528,079)
                                                                                                      --------------
Net income and non-owner
  adjustments to equity                                                                                  10,399,679
                                                                                                      --------------
Dividends paid                                  (3,665,437)                                              (3,665,437)
Exercise of stock options                         (132,047)      434,635                                    302,588
Purchase of treasury stock                                    (1,708,663)                                (1,708,663)
Amortization of restricted
  stock                                            116,875                     360,425                      477,300
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000         $36,534,227  $114,176,246  ($15,662,698)    ($230,758)  ($1,736,324)  $133,080,693
====================================================================================================================


UNAUDITED
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000     $36,534,227  $122,921,606  ($15,127,142)    ($142,083)   $2,362,887   $146,549,495
                                                                                                      --------------
Net income                                      12,264,112                                               12,264,112
Securities valuation
adjustment,
  net of income taxes                                                                      1,051,269      1,051,269
                                                                                                      --------------
Net income and non-owner
  adjustments to equity                                                                                  13,315,381
                                                                                                      --------------
Dividends paid                                  (4,231,746)                                              (4,231,746)
Exercise of stock options                       (1,451,586)    1,600,294                                    148,708
Purchase of treasury stock                                      (659,375)                                  (659,375)
Amortization of restricted
  stock                                            372,600                      27,500                      400,100
--------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001         $36,534,227  $129,874,986  ($14,186,223)    ($114,583)   $3,414,156   $155,522,563
====================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2001 and 2000
                                                                                  THREE MONTHS ENDED JUNE 30
                                                                            ---------------------------------------
                                                                                   2001               2000
                                                                                (UNAUDITED)        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $6,367,359         $5,665,369
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                      449,244            151,613
    Net loan costs deferred                                                            (676,503)          (332,550)
    Amortization (including mortgage servicing rights)                                4,133,742          1,236,160
    Depreciation                                                                        618,285            640,314
    Gains on sales of loans                                                          (5,264,641)          (506,031)
    Increase in accrued interest receivable                                          (1,085,625)        (1,057,152)
    Increase (decrease) in accrued interest payable                                  (1,473,519)           155,855
    Decrease in current and deferred income taxes                                    (1,201,153)        (2,273,327)
    Other accruals and prepaids, net                                                    750,098            424,886
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales              2,617,287          4,105,137
  Loans originated for sale                                                        (256,632,290)       (27,806,503)
  Sales of loans originated for sale or transferred from held for investment        304,494,967         29,006,960
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                50,479,964          5,305,594
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease in interest-bearing deposits with banks                                   55,527,367          7,461,872
  Principal repayments on mortgage-backed and related securities available
     for sale                                                                        54,293,761         12,245,741
  Principal repayments on mortgage-backed and related securities held for
     investment                                                                       9,421,507          6,753,221
  Loans originated for investment                                                  (181,354,305)      (211,414,011)
  Loans purchased for investment                                                   (178,134,515)        (3,075,000)
  Loan principal repayments                                                         168,331,280         96,440,744
  Sales of education loans                                                            1,384,322                  -
  Sales of real estate                                                                  848,174            653,572
  Purchases of office properties and equipment                                       (2,305,327)        (1,288,306)
  Purchases of mortgage servicing rights                                               (879,875)        (1,865,307)
  Other, net                                                                         (8,214,197)        (1,575,936)
-------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                           (81,081,808)       (95,663,410)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                    29,975,658        105,599,243
  Repayment of long-term Federal Home Loan Bank advances                                      -        (12,500,000)
  Increase in short-term Federal Home Loan Bank borrowings                           87,080,000          8,850,000
  Decrease in securities sold under agreements to repurchase                       (100,000,000)                 -
  Increase in federal funds purchased                                                20,000,000                  -
  Decrease in other borrowings                                                       (1,901,872)        (1,401,711)
  Increase in advance payments by borrowers for taxes and insurance                   3,612,129          4,390,659
  Dividends paid                                                                     (2,209,946)        (2,015,225)
  Other, net                                                                         (3,106,286)           136,300
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                        33,449,683        103,059,266
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                               2,847,839         12,701,450
Cash and due from banks at beginning of period                                       45,299,318         41,704,333
-------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                        $48,147,157        $54,405,783
===================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                          $41,511,630        $38,181,772
  Interest paid on deposits and borrowings                                           28,494,023         24,083,801
  Income taxes paid                                                                   4,688,500          5,377,500
  Transfer of loans from held for investment to held for sale                        22,740,791          2,466,587
===================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001 and 2000
                                                                                   SIX MONTHS ENDED JUNE 30
                                                                            ---------------------------------------
                                                                                   2001               2000
                                                                                (UNAUDITED)        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $12,264,112        $10,927,758
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                      811,508            343,592
    Net loan costs deferred                                                          (1,264,835)          (553,962)
    Amortization (including mortgage servicing rights)                                6,027,956          2,621,475
    Depreciation                                                                      1,270,503          1,259,564
    Gains on sales of loans                                                          (8,269,780)          (795,585)
    Increase in accrued interest receivable                                            (399,819)        (2,408,332)
    Increase (decrease) in accrued interest payable                                  (1,591,800)           513,217
    Increase (decrease) in current and deferred income taxes                          1,617,613            (29,314)
    Other accruals and prepaids, net                                                    976,945            (37,169)
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales             11,442,403         11,841,244
  Loans originated for sale                                                        (440,777,909)       (46,766,627)
  Sales of loans originated for sale or transferred from held for investment        518,067,951         49,431,985
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                88,732,445         14,506,602
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                        (7,853,708)        12,621,200
  Maturities of investment securities                                                   100,000            100,000
  Principal repayments on mortgage-backed and related securities available
    for sale                                                                         81,136,594         24,366,500
  Principal repayments on mortgage-backed and related securities held for
    investment                                                                       14,675,539         14,348,356
  Loans originated for investment                                                  (337,768,604)      (376,684,411)
  Loans purchased for investment                                                   (178,134,515)       (16,125,836)
  Loan principal repayments                                                         293,172,168        170,366,591
  Sales of education loans                                                            1,384,322                  -
  Sales of real estate                                                                1,435,233            893,346
  Purchases of office properties and equipment                                       (3,592,535)        (2,192,025)
  Purchases of mortgage servicing rights                                             (1,100,197)        (1,865,307)
  Other, net                                                                         (8,550,790)        (1,850,689)
------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                          (145,096,493)      (176,022,275)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                   108,747,637        149,447,552
  Long-term advances from Federal Home Loan Bank                                              -        100,000,000
  Repayment of long-term Federal Home Loan Bank advances                             (9,000,000)       (20,250,000)
  Increase (decrease) in short-term Federal Home Loan Bank borrowings                76,535,000       (155,448,000)
  Increase (decrease) in securities sold under agreements to repurchase            (100,000,000)        75,000,000
  Increase (decrease) in other borrowings                                            (2,605,845)         2,051,066
  Increase in advance payments by borrowers for taxes and insurance                   7,216,825          3,493,142
  Purchase of treasury stock                                                           (659,375)        (1,708,663)
  Dividends paid                                                                     (4,231,746)        (3,665,437)
  Other, net                                                                          3,062,890          1,435,775
------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                        79,065,386        150,355,435
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                   22,701,338        (11,160,238)
Cash and due from banks at beginning of period                                       25,445,819         65,566,021
------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                        $48,147,157        $54,405,783
==================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                          $85,418,170        $73,909,867
  Interest paid on deposits and borrowings                                           57,271,386         46,067,599
  Income taxes paid                                                                   5,117,025          6,031,948
  Transfer of loans from held for investment to held for sale                        86,005,230          2,786,588
==================================================================================================================

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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2001, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2001.

         Certain 2000 balances have been reclassified to conform to the 2001 presentation.

NOTE 3--EARNINGS PER SHARE

         Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three and six month periods ended June 30, 2001, and June 30, 2000, is as follows:

                                                                    THREE MONTHS ENDED JUNE 30
                                                --------------------------------------------------------------------
                                                               2001                               2000
                                                ---------------------------------  ---------------------------------
                                                          BASIC          DILUTED              BASIC         DILUTED
--------------------------------------------------------------------------------------------------------------------
Net income                                           $6,367,359       $6,367,359         $5,665,369      $5,665,369
====================================================================================================================
Average common shares issued, net
  of actual treasury shares                          18,401,003       18,401,003         18,289,157      18,289,157
Potential common shares issued under
  stock options (treasury stock method)                       -          157,723                  -         168,361
====================================================================================================================
Average common shares and
  potential common shares                            18,401,003       18,558,726         18,289,157      18,457,518
====================================================================================================================
Earnings per share                                        $0.35            $0.34              $0.31           $0.30
====================================================================================================================

                                                                      SIX MONTHS ENDED JUNE 30
                                                --------------------------------------------------------------------
                                                               2001                               2000
                                                ---------------------------------  ---------------------------------
                                                          BASIC          DILUTED              BASIC         DILUTED
--------------------------------------------------------------------------------------------------------------------
Net income                                          $12,264,112      $12,264,112        $10,927,758     $10,927,758
====================================================================================================================
Average common shares issued, net
  of actual treasury shares                          18,380,372       18,380,372         18,309,571      18,309,571
Potential common shares issued under
  stock options (treasury stock method)                       -          163,638                  -         180,029
--------------------------------------------------------------------------------------------------------------------
Average common shares and
  potential common shares                            18,380,372       18,544,010         18,309,571      18,489,600
====================================================================================================================
Earnings per share                                        $0.67            $0.66              $0.60           $0.59
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


NOTE 5--SEGMENT INFORMATION

         REPORTABLE SEGMENTS The Corporation tracks profitability in four major areas: (i) residential lending, (ii) commercial real estate lending, (iii) consumer lending, and (iv) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes mortgage-backed securities that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, as well as functions related to the origination and servicing of such loans. Consumer lending is divided into two profit centers for segment reporting purposes: (i) a consumer lending portfolio, which consists of the Corporation's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans, and (ii) an education loan portfolio, which also includes functions related to the origination and servicing of the loans. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. As previously noted, however, mortgage-backed securities collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following table summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three and six month periods ended June 30, 2001 and 2000. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's retail branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.22% and 1.14% of average deposit liabilities outstanding during the three months ended June 30, 2001 and 2000, respectively. The net cost for the six month periods ending as of the same dates was 1.28% and 1.16%, respectively.

                                                                        THREE MONTHS ENDED JUNE 30
                                                      ----------------------------------------------------------------
                                                                   2001                             2000
                                                      -------------------------------  -------------------------------
PROFIT CENTER                                          PROFIT (LOSS)  AVERAGE ASSETS     PROFIT (LOSS) AVERAGE ASSETS
----------------------------------------------------------------------------------------------------------------------
Mortgage banking                                             $80,734     $83,194,706        $1,249,171    $41,108,438
Residential loans                                          1,645,883     940,907,622         2,109,350    905,716,990
Commercial real estate lending                             1,122,752     510,914,349         1,200,412    447,541,473
Consumer lending                                             990,489     377,833,592           882,591    316,890,583
Education lending                                            931,651     212,056,647         1,046,741    207,368,442
Investment and mortgage-related securities                   188,402     248,687,033           487,982    269,111,697
Other segments                                               (99,741)        632,900          (168,392)       300,874
Non-GAAP adjustments                                       1,507,189      (4,076,194)       (1,142,486)   (12,514,152)
----------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                         $6,367,359  $2,370,150,655        $5,665,369 $2,175,524,345
======================================================================================================================
                                                                         SIX MONTHS ENDED JUNE 30
                                                      ----------------------------------------------------------------
                                                                   2001                             2000
                                                      -------------------------------  -------------------------------
PROFIT CENTER                                          PROFIT (LOSS)  AVERAGE ASSETS     PROFIT (LOSS) AVERAGE ASSETS
----------------------------------------------------------------------------------------------------------------------
Mortgage banking                                          $1,313,847     $81,655,104        $1,584,458    $41,259,769
Residential loans                                          3,509,144     957,049,370         4,298,209    880,154,970
Commercial real estate lending                             2,123,720     506,180,362         2,460,477    436,678,897
Consumer lending                                           1,770,528     372,499,615         1,758,705    304,009,199
Education lending                                          1,599,726     213,569,250         1,834,175    208,105,514
Investment and mortgage-related securities                   404,504     247,387,812         1,103,163    278,049,116
Other segments                                              (192,010)        651,771          (338,003)       299,207
Non-GAAP adjustments                                       1,734,653      (5,392,826)       (1,773,426)   (12,241,271)
----------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                        $12,264,112  $2,373,600,458       $10,927,758 $2,136,315,401
======================================================================================================================


NOTE 6--RECENT ACCOUNTING STANDARDS

         In 2000 the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). This standard established new rules for companies that engage in securitization transactions. In particular, the standard establishes rules for when a transfer qualifies as a sale. On April 1, 2001, the Corporation adopted the requirements of SFAS 140 for various transfers of receivables and other financial assets. The adoption did not have a material impact on the Corporation's operations or financial condition.

         In June 2001 the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statements. Other identifiable intangible assets will continue to be amortized over their useful lives, which includes deposit-based intangibles. The new standards are effective for fiscal years beginning after December 15, 2001. The Corporation has not completed the complex analysis necessary to determine the impact SFAS 141 and SFAS 142 will have on its statements of financial condition or operations. However, such impact is not expected to be material, although there can be no assurances.

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


RESULTS OF OPERATIONS

         QUARTER OVERVIEW The Corporation's net income for the three months ended June 30, 2001, was $6.4 million or $0.34 per diluted share compared to $5.7 million and $0.30 in the same period last year. These amounts represented a return on average assets of 1.07% and 1.04%, respectively, and a return on average equity of 16.26% and 17.05%, respectively.

         The increase in net income from 2000 to 2001 was primarily attributable to a $4.8 million increase in gain on sales of loans, a $799,000 increase in retail banking fees, and a $577,000 increase in net interest income. These developments were partially offset by a $2.9 million decrease in loan servicing fees and a $2.2 million increase in non-interest expense. Also contributing was a $363,000 increase in income tax expense, due to higher pre-tax earnings.

         SIX MONTH OVERVIEW The Corporation's net income for the six months ended June 30, 2001, was $12.3 million or $0.66 per diluted share compared to $10.9 million and $0.59 in the same period last year. These amounts represented a return on average assets of 1.03% and 1.02%, respectively, and a return on average equity of 15.95% and 16.56%, respectively.

         The increase in net income from 2000 to 2001 was primarily attributable to a $7.5 million increase in gain on sales of loans, a $1.5 million increase in retail banking fees, and a $401,000 increase in net interest income. These developments were offset in part by a $4.0 million increase in total non-interest expense and a $3.4 million decrease in loan servicing fees. Also contributing was a $712,000 increase in income tax expense, due to higher pre-tax earnings.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and six month periods ended June 30, 2001 and 2000.

         NET INTEREST INCOME Net interest income increased by $577,000 or 3.9% and $401,000 or 1.3% during the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in the previous year. Net interest income was favorably impacted in both periods by an increase in the amount of average interest-earning assets outstanding. Average interest-earning assets increased by $179.4 million or 8.7% during the three months ended June 30, 2001, and by $224.9 million or 11.1% during the six months ended June 30, 2001, as compared to the same periods in 2000. The principal source of this growth occurred in the Corporation's commercial real estate and consumer loan portfolios. Asset growth in both periods was largely funded by increases in deposit liabilities, primarily certificates of deposit. Refer to "Financial Condition" for additional discussion.

         Also contributing to the increase in net interest income during both periods was an increase in average non-interest-bearing deposit liabilities, which was the principal reason the Corporation's ratio of average interest-earning assets to average interest-bearing liabilities improved. This ratio improved from 110.19% during the three months ended June 30, 2000, to 112.45% during the same period in 2001, and from 109.87% during the six months ended June 30, 2000, to 111.49% during the same period in 2001. The increase in non-interest-bearing deposit liabilities was due in part to an increase in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in these accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased significantly because of increased loan prepayment activity, which was brought about by a lower interest rate environment.

         The Corporation's interest rate spread decreased during both the three and six month periods ended June 30, 2001, as compared to the same periods in the previous year, which offset somewhat the increases in net interest income caused by growth in average interest-earning assets and average non-interest-bearing deposit liabilities. The Corporation's average interest spread was 2.44% and 2.49% during the three and six month periods ended June 30, 2000, respectively. This compares to 2.18% and 2.12% during the same periods in 2001, respectively. Beginning in 1999 and continuing into 2000, market interest rates began to increase significantly, led generally by short-term interest rates. The yield curve also flattened substantially, and was even inverted at times during 2000. Although higher interest rates resulted in an increase in the average yield on the Corporation's earning assets, the cost of the Corporation's interest-bearing liabilities increased by a greater amount, which has resulted in an overall decline in the Corporation's average interest rate spread in recent periods.

         Also contributing to the increase in net interest income during both the three and six month periods ended June 30, 2001, the Corporation's interest income from mortgage-backed and related securities benefited from a $481,000 recapture of discount on adjustable-rate mortgage-backed securities, due to faster than anticipated prepayment activity on the underlying loans.

         The Corporation's net interest margin improved by 20 basis points in the most recent quarter compared to the first quarter of the year. A little over half of this increase was attributable to a declining rate environment in 2001 and the fact that the Corporation's cost of interest-bearing liabilities declined faster than the yield on its earning assets. Also contributing was an increase in average non-interest-bearing deposit liabilities, as previously described. Management is uncertain, however, whether the Corporation's net interest margin will improve in the third quarter relative to the second quarter. First, only 10% of the Corporation's certificates of deposits are scheduled to mature in the third quarter (compared to 30% in the fourth quarter). Second, a little less than half of the improvement in the Corporation's net interest margin between quarters came from the aforementioned recapture of purchase discounts. Finally, the yield on the Corporation's education loan portfolio is expected to decline sharply in the third quarter. These loans carry a floating rate of interest based on various three-month market indices, subject to a floor that is reset in July of each year. The sharp decline in rates since last year will result in a much lower floor rate on these loans beginning in the third quarter. As such, management expects the yield on education loans to decline by 150 to 200 basis points in the third quarter.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and six month periods ended June 30, 2001 and 2000.

Dollars in thousands                      THREE MONTHS ENDED JUNE 30, 2001        THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------------------------------------------
                                          AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                          BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans           $780,515     $14,298        7.33%        $777,986      $14,177       7.29%
  Commercial real estate loans            484,900       9,729         8.03         424,225        8,402        7.92
  Consumer loans                          354,608       7,678         8.66         296,991        6,261        8.43
  Education loans                         201,806       4,036         8.00         197,346        4,295        8.71
--------------------------------------------------------------------------------------------------------------------
    Total loans                         1,821,829      35,741         7.85       1,696,548       33,135        7.81
Mortgage-backed and related                                           6.89                                     6.78
securities                                348,853       6,005                      327,521        5,548
Investment securities                         728           9         4.69             780           10        5.00
Interest-bearing deposits with                            421         4.35                          111        5.79
banks                                      38,701                                    7,667
Other earning assets                       26,000         421         6.48          24,148          435        7.21
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets       2,236,111      42,597         7.62       2,056,665       39,239        7.63
Non-interest-earning assets:
  Office properties and equipment          27,920                                   25,168
  Other assets                            106,120                                   93,691
--------------------------------------------------------------------------------------------------------------------
    Total assets                       $2,370,151                               $2,175,524
====================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts               $113,161        $419        1.48%        $112,740         $417       1.48%
  Checking accounts                        76,276         153         0.80          75,584          136        0.72
  Money market accounts                   164,814       1,538         3.73         162,417        1,618        3.98
  Certificates of deposit               1,212,110      19,037         6.28       1,038,728       15,143        5.83
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits     1,566,361      21,147         5.40       1,389,469       17,314        4.98
FHLB advances                             368,038       5,174         5.62         379,113        5,457        5.76
Other borrowings                           54,117         700         5.17          97,933        1,469        6.00
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing              1,988,516      27,021         5.44       1,866,515       24,240        5.19
liabilities
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           198,044                                  158,881
  Other liabilities                        26,927                                   17,201
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                   2,213,487                                2,042,597
Stockholders' equity                      156,664                                  132,927
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity             $2,370,151                               $2,175,524
====================================================================================================================
Net interest income                                   $15,577                                   $14,999
====================================================================================================================
Interest rate spread                                                 2.18%                                    2.44%
====================================================================================================================
Net interest income as a percent of
  average earning assets                                             2.79%                                    2.92%
====================================================================================================================
Average interest-earning assets to
average
  interest-bearing liabilities                                     112.45%                                  110.19%
====================================================================================================================

Dollars in thousands                       SIX MONTHS ENDED JUNE 30, 2001           SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------------------------------------------
                                          AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                          BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans           $781,315     $29,021        7.43%        $750,534      $27,165       7.24%
  Commercial real estate loans            480,681      19,379         8.06         413,824       16,330        7.89
  Consumer loans                          349,841      15,105         8.64         284,777       11,936        8.38
  Education loans                         203,355       8,116         7.98         198,163        8,359        8.44
--------------------------------------------------------------------------------------------------------------------
    Total loans                         1,815,192      71,621         7.89       1,647,298       63,791        7.74
Mortgage-backed and related                                                        336,767       11,396        6.77
securities                                372,078      12,607         6.78
Investment securities                         738          17         4.74             818           21        5.06
Interest-bearing deposits with                                                      10,158          264        5.21
banks                                      30,083         709         4.71
Other earning assets                       25,781         864         6.69          23,904          846        7.08
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets       2,243,872      85,818         7.65       2,018,945       76,318        7.56
Non-interest-earning assets:
  Office properties and equipment          27,546                                   24,972
  Other assets                            102,182                                   92,398
--------------------------------------------------------------------------------------------------------------------
    Total assets                       $2,373,600                               $2,136,315
====================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts               $108,625        $801        1.47%        $110,364         $815       1.48%
  Checking accounts                        75,323         305         0.81          74,429          272        0.73
  Money market accounts                   160,055       3,147         3.93         166,967        3,246        3.89
  Certificates of deposit               1,213,561      38,334         6.32       1,013,157       28,636        5.65
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits     1,557,564      42,587         5.47       1,364,917       32,969        4.83
FHLB advances                             368,966      10,550         5.72         395,722       11,290        5.71
Other borrowings                           86,113       2,543         5.90          77,018        2,322        6.03
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing              2,012,643      55,680         5.53       1,837,657       46,581        5.07
liabilities
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           181,668                                  150,119
  Other liabilities                        25,475                                   16,597
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                   2,219,786                                2,004,373
Stockholders' equity                      153,814                                  131,942
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and
stockholders' equity                   $2,373,600                               $2,136,315
====================================================================================================================
Net interest income                                   $30,138                                   $29,737
====================================================================================================================
Interest rate spread                                                 2.12%                                    2.49%
====================================================================================================================
Net interest income as a percent of
  average earning assets                                             2.69%                                    2.95%
====================================================================================================================
Average interest-earning assets to
  average interest-bearing liabilities                             111.49%                                  109.87%
====================================================================================================================


         PROVISION FOR LOAN LOSSES Provision for loan losses was $437,000 and $112,000 during the three months ended June 30, 2001 and 2000, respectively. It was $831,000 and $304,000 during the six month periods ended as of the same dates respectively. In general, provisions for loan losses recorded during the three and six month periods ended June 30 2000, approximated the Corporation's actual net charge-off activity during the period. However, beginning in the third quarter of 2000, the Corporation recorded approximately $200,000 per quarter in provision for loan losses over-and-above its actual net charge-off activity. This additional provision was recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management. This addition was considered prudent in light of anticipated growth in the Corporation's loans held for investment, an increased mix of higher-risk consumer and commercial real estate loans, and modest increases in non-performing and classified assets. On an annualized basis, net charge-offs were 0.06% and 0.05% of average loans outstanding during the 2001 periods, respectively. These amounts compared to 0.03% for both the three and six month periods in 2000, respectively.

         As of June 30, 2001 and December 31, 2000, the Corporation's allowance for loan losses was $8.4 million and $8.0 million, respectively, or 0.44% of loans held for investment. The allowance for loan and real estate losses was 158% and 188% of non-performing assets as of the same dates. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended June 30, 2001 and 2000, was $11.5 million and $8.5 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2000 to 2001.

         Retail banking fees and service charges increased by $799,000 or 14.4% during the three months ended June 30, 2001, as compared to the same period in the previous year. Most of this improvement can be attributed to 12.9% in growth in the number of checking accounts serviced by the Corporation since December 31, 1999. Also contributing to the growth in retail banking fees was a $201,000 or 28.1% increase and a $163,000 or 18.0% increase in fees from customers' use of debit cards and ATMs, respectively.

         Premiums and commissions on annuity and insurance sales increased by $244,000 or 37.6% during the three months ended June 30, 2001, as compared to the same period in the previous year. The Corporation's principal sources of premium and commission revenues are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, mortgage loan insurance policies, and retail brokerage services. The increase was principally the result of a $121,000 or 54.4% increase in commissions from the sales of credit life and disability insurance policies and a $70,000 increase in premiums and commissions from retail brokerage services. In the fourth quarter of 2000, the Corporation expanded the services it offers customers by making available to them the purchase of mutual funds, variable-annuities, and other equity and debt securities.

         Loan servicing fees decreased by $2.9 million from $997,000 during the three months ended June 30, 2000, to $(1.9) million during the same period in 2001. As interest rates declined in 2001, actual loan prepayment activity was much higher than that which had originally been estimated for the Corporation's mortgage servicing rights. Because of such prepayment activity, the Corporation recorded $2.9 million in losses in the most recent quarter on its mortgage servicing rights over-and-above that which management considered to be normal periodic amortization. This compared to no such losses in the second quarter of 2000.

         Excluding the effects of the aforementioned loss, but net of normal periodic amortization of mortgage servicing rights, loan servicing fees were essentially unchanged during the three months ended June 30, 2001, as compared to the same period in the previous year. Increases in loans serviced for others caused by new loan sales were substantially offset by decreases caused by normal principal amortization, maturities, and prepayments.

         Subsequent to June 30, 2001, interest rates have remained at low levels, particularly on the short-end of the yield curve. If this interest rate environment persists, or if interest rates decline further, the Corporation will most likely record additional large losses on its mortgage servicing rights related to faster than anticipated prepayment activity. Such losses, however, would most likely continue to be offset by relatively high levels of gains on sales of mortgage loans, as described in the following paragraph. It should be noted, however, that further declines in interest rates or increases in market expectations for future prepayments may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of mortgage servicing rights. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market. Management will continue to closely monitor the carrying value of its mortgage servicing rights and will record mark-to-market adjustments as appropriate.

         Gains on sales of loans increased by $4.8 million from $506,000 during the three months ended June 30, 2000, to $5.3 million during the same period in 2001. This increase was primarily attributable to a $274 million or over 950% increase in the Corporation's mortgage loan sales. This increase was due in part to low interest rates during the most recent quarter that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans into fixed-rate loans, both of which are generally sold in the secondary market. Interest rates have stabilized in recent months, but remain at relatively low levels. If this environment continues, or if interest rates decline further, the Corporation is likely to experience relatively high levels of refinance activity, as well as conversions by borrowers of their adjustable-rate loans into fixed-rate loans. However, because rates have stabilized in recent months, management does not expect such activity to be as great in the third quarter as it was in the most recent quarter, although there can be no assurances.

         Other non-interest income increased by $142,000 or 18.9% during the three months ended June 30, 2001, as compared to the same period in the previous year. This increase was due in part to the receipt of a large capital distribution from a motel joint venture owned by First Enterprises, Inc., the Corporation's wholly-owned subsidiary. Also contributing was an increase in fees from customers' conversions of adjustable-rate mortgage loans into fixed-rate mortgage loans due to the low interest rate environment, as previously described.

         Non-interest income for the six months ended June 30, 2001 and 2000, was $22.2 million and $16.0 million, respectively. Most of the increase in 2001 was the result of a $7.5 million increase in gains on sales of loans from $796,000 in 2000 to $8.3 million in 2001. Also contributing was a $1.5 million or 14.2% increase in retail banking fees and a $291,000 or 21.5% increase in premiums and commissions on annuity and insurance sales. These developments were offset in part by a $3.4 million or over 160% decrease in loan servicing fees. The explanations for these changes are substantially the same as those given in previous paragraphs.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended June 30, 2001 and 2000, was $16.8 million and $14.6 million, respectively, which was 2.83% and 2.67% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2000 to 2001.

         Compensation and employee benefits increased by $764,000 or 8.5% during the three months ended June 30, 2001, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to growth in the number of banking facilities operated by the Corporation. Since December 31, 1999, the Corporation has opened eleven banking facilities and closed one. During the remainder of 2001, the Corporation intends to open up to four more banking facilities, although there can be no assurances. As of June 30, 2001, the Corporation had 952 full-time equivalent employees. This compares to 897 and 852 as of December 31, 2000, and June 30, 2000, respectively.

         Also contributing to the increase in compensation and employee benefits was an increase in commissions paid, due primarily to increased originations of mortgage loans, as previously described.

         Occupancy and equipment expenses increased by $459,000 or 22.7% during the three months ended June 30, 2001, as compared to the same period in the previous year. In addition, communications, postage, and office supplies expense increased by $358,000 or over 35% over the same period. These increases were primarily attributable to general growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         Also contributing to the increase in occupancy and equipment expense was the installation of new teller software and hardware in the retail branch network. In addition, the Corporation closed a limited-service facility and relocated two supermarket offices. These actions resulted in a $336,000 charge-off of obsolete teller equipment and leasehold improvements.

         ATM and debit card transaction costs increased by $118,000 or 16.3% during the three months ended June 30, 2001, as compared to the same period in the previous year. This increase can be attributed to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation.

         Advertising and marketing costs increased by $81,000 or 14.3% during the three months ended June 30, 2001, as compared to the same period in the previous year. This increase can be attributed to growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas serviced by the Corporation.

         Other non-interest expense increased by $424,000 or approximately 40% during the three months ended June 30, 2001, as compared to the same period in the previous year. This increase was caused by a variety of factors, including increased losses from forgery, fraud, and other irregularities associated with customers' deposit accounts, and increased costs related to servicing of loans for the Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB). Under the terms of the servicing agreements with these agencies, the Corporation is required to pay a full month's interest when certain loans are repaid, regardless of the actual date of the loan payoff. A declining interest rate environment and increased prepayment activity in 2001 resulted in increased payment of loan pay-off interest to FNMA and FHLB.

         Non-interest expense for the six months ended June 30, 2001 and 2000, was $32.5 million and $28.5 million, respectively, which was 2.74% and 2.66% of average assets during such periods, respectively. This increase was primarily the result of a $1.9 million or 10.9% increase in compensation and employee benefits. Also contributing was an $802,000 or 20.5% increase in occupancy and equipment expense, a $600,000 or 28.1% increase in other non-interest expense, and a $529,000 or 25.9% increase in communications, postage, and office supplies. Contributing to a lesser degree was a $151,000 or 10.6% increase in ATM and debit card transaction costs and a $15,000 or 1.3% increase in advertising and marketing. The explanations for these changes are substantially the same as those given in previous paragraphs for the three month periods.

         INCOME TAX EXPENSE Income tax expense for the three months ended June 30, 2001 and 2000, was $3.5 million and $3.1 million, respectively, or 35.4% and 35.5% of pretax income, respectively. Income tax expense for the six months ended June 30, 2001 and 2000, was $6.7 million and $6.0 million, respectively, or 35.4% and 35.5% of pretax income, respectively.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the three and six month periods ended June 30, 2001 and 2000. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under Part I, Item I, "Financial Statements", for a summary of the after-tax profit (loss) of each of the Corporation's profit centers.

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities during the most recent quarter were down $1.2 million or over 93% compared to the same period in the previous year. On a year-to-date basis, profits were down $271,000 or 17.1%. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. In the first six months of 2001, the Corporation's mortgage banking operation originated $583.4 million in single-family residential loans compared to $253.0 million during the same period in 2000. However, due to the low interest rate environment in 2001, most of this increase was caused by an increase in refinance activity, as described elsewhere in this report. In such environments, a substantial portion of the internal revenue allocated to the mortgage banking profit center for loan originations is offset by an increase in internal charges for lost servicing value. This methodology for measuring results in the mortgage banking profit center recognizes that during periods of high refinance activity the Corporation incurs significant costs related to the preservation of existing mortgage customer relationships, rather than the creation of new customer relationships. As a result, periods of high refinance activity generally result in lower earnings in the mortgage banking profit center, despite a substantial increase in loan origination volumes. Refer to "Non-GAAP Adjustments", below, for additional discussion.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio declined by $463,000 or 22.0% and $789,000 or 18.4% during the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in the previous year. These declines occurred despite a 3.9% and 8.7% increase in the average assets assigned to this profit center during the three and six month periods, respectively, as compared to the same periods in 2000. In 2001, the performance of this profit center was impacted by a significant increase in charge-offs of the internally-capitalized origination costs assigned to the loans in the portfolio. These charge-offs were $1.0 million and $1.5 million during the three and six month periods ended June 30, 2001, compared to only $95,000 and $106,000 during the same periods in the previous year, respectively (refer to "Non-GAAP

Adjustments", below, for additional information). These increases resulted from increased conversions of the profit center's adjustable-rate mortgage loans into fixed-rate loans, as discussed elsewhere in this report.

                  The performance of this profit center also continues to be impacted by a higher interest rate environment in the previous year, which resulted in a larger increase in the cost of the profit center's funding sources than it did its yield on earning assets. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation's average cost of interest-bearing liabilities increased by 25 basis points between the second quarter of 2000 and the same quarter in 2001. The increase was 46 basis points between the six month periods. In contrast, the yield on the profit center's single-family residential loans increased by only 4 and 19 basis points between the three and six month periods, respectively. In addition, the yield on the mortgage-backed securities included in this profit center declined between the periods. This decline occurred because the adjustable-rate mortgage loans the Corporation swapped into mortgage-backed securities ("MBSs") in the third quarter of 2000 carried a lower rate of interest than the securities that were already in the MBS portfolio.

                  The performance of this profit center benefited during the most recent quarter from the $481,000 recapture of discount on adjustable-rate mortgage-backed securities, as described elsewhere in this report.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending decreased by $78,000 or 6.5% and $337,000 or 13.7% during the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. These declines occurred despite a 14.2% and 15.9% increase in the average assets assigned to this profit center during the three and six month periods, respectively, as compared to the same periods in the previous year. The performance of this profit center was adversely affected by higher interest rates in 2000, which resulted in a larger increase in the cost of the profit center's funding sources than it did in its yield on earning assets. This profit center is funded almost entirely by deposit liabilities. The Corporation's average cost of interest-bearing deposits increased by 42 basis points between the second quarter of 2000 and the same quarter in 2001. The increase was 64 basis points between the six month periods. The yield on commercial real estate loans, however, increased by only 11 basis points and 17 basis points between the same three and six month periods, respectively.

                  CONSUMER LENDING Profits from the Corporation's consumer lending activities increased by $108,000 or 12.2% and $12,000 or 0.7% during the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in the previous year. These improvements were principally the result of a substantial increase in the profit center's average assets, which increased by $60.9 million or 19.2% and $68.5 million or 22.5% during the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The improvement caused by increased volume was partially offset in the second quarter by a narrower interest rate margin in the profit center. This development was caused by a higher interest rate environment in the previous year, which resulted in a larger increase in the profit center's cost of funds than it did in the gross yield on its assets. This profit center is funded almost entirely by deposit liabilities. The Corporation's average cost of interest-bearing deposits increased by 42 basis points between the second quarter of 2000 and the same quarter in 2001. The increase was 64 basis points between the six month periods. The yield on consumer loans, however, increased by only 23 basis points and 26 basis points between the same three and six month periods, respectively.

                  EDUCATION LENDING Profits from education lending decreased by $115,000 or 11.0% and $234,000 or 12.8% during the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in the previous year. These decreases were principally the result of a sharp decline in market rates of interest in the first and second quarter of 2001, which resulted in a 71 basis point and 46 basis point decline in the yield on education loans during the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. In contrast, the cost of the Corporation's money market accounts, which are the primary funding source for education loans, declined by only 25 basis points during the most recent quarter compared to the same quarter in 2000. On a year-to-date basis, the cost of the Corporation's money market accounts increased by four basis points in 2001 compared to the same period in the previous year.

                  The earnings of the education lending profit center are expected to decline further in the third quarter of 2001. As previously noted, education loans carry a floating rate of interest based on various three-month market indices. This rate, however, is subject to a floor that is reset in July of each year. The sharp decline in market rates since last year will result in a much lower floor rate on these loans beginning in the third quarter. As such, management expects the yield on education loans to decline by 150 to 200 basis points in the third quarter.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio declined by $300,000 or over 61% and $699,000 or over 63% during the three and six month periods ended June 30, 2001, as compared to the same periods in 2000. These decreases were due in part to a $20.4 million or 7.6% and $30.7 million or 11.0% decline in average assets assigned to this profit center during the three and six month periods in 2001, respectively, as compared to the same periods in the previous year. Also contributing were higher interest rates in 2000, which resulted in a significant increase in the cost of the profit center's funding sources. However, the yield on the profit center's assets did not benefit from higher rates in 2000 because such assets consist primarily of fixed-rate securities. In addition, no new securities were purchased between June 2000 and June 2001.

                  OTHER SEGMENTS This segment consists primarily of the parent holding company, as well as some of the Bank's wholly-owned subsidiaries. The reduced loss from this segment was principally the result of lower interest expense in the holding company. This change was caused by a higher level of borrowings in the first quarter and second quarters of 2000, the proceeds of which were largely used to repurchase the Corporation's stock.

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were $1.5 million in the second quarter of 2001 compared to $(1.1) million in the second quarter of 2000. Year-to-date, non-GAAP adjustments in 2001 were $1.7 million compared to $(1.8) million in 2000. The changes between these periods were due primarily to the fact that in 2001 a substantial portion of the efforts of the mortgage banking profit center were devoted to the refinance of existing loans rather than the origination of new loans. As such, the Corporation recorded significantly higher levels of internal charge-offs related to its mortgage servicing operations. In addition, the residential loan profit center experienced a substantially higher level of charge-offs related to internally-capitalized origination costs.

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

                  The net cost to acquire and maintain deposit liabilities was 1.22% and 1.14% of average deposit liabilities outstanding during the three months ended June 30, 2001 and 2000, respectively. The net cost for the six month periods ending as of the same dates was 1.28% and 1.16%, respectively. The increases between these periods was due primarily to the fact that the Corporation opened seven new retail banking facilities between June 30, 2000, and June 30, 2001.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $94.5 million or 4.0% during the six months ended June 30, 2001. This increase was the result of a $132.0 million or 7.4% increase in loans held for investment that was funded in part by a $108.7 million or 6.4% increase in deposit liabilities. Also funding growth in the loan portfolio was a $93.5 million or 22.9% decrease in mortgage-backed and related securities. Proceeds from these sources were also used to cover a $35.1 million or 7.1% decline in FHLB advances and other wholesale borrowings.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios declined by $93.5 million or 22.9% during the six months ended June 30, 2001. This decline was the result of faster prepayment activity on the underlying loans due to the lower interest rate environment. The proceeds from such amortization were generally reinvested in the Corporation's portfolio of loans held for investment, as previously described.

         LOANS HELD FOR INVESTMENT The Corporation's portfolio of loans held for investment increased by $132.0 million or 7.4% during the six months ended June 30, 2001. This increase was caused by the Corporation's purchase of $177.0 million in adjustable-rate residential mortgage loans originated by third-party financial institutions. During this period, the interest rate environment had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined significantly in the most recent period. Although the Corporation was able to maintain internal growth in commercial real estate, consumer, and education loans, the Corporation purchased adjustable-rate mortgage loans from three third-party financial institutions in an effort to maintain growth in its level of earning assets. These loans were subjected to substantially the same underwriting process as the Corporation's own loans. These loans are located throughout the U.S., with no single state making up a significant portion of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 200 to 250 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of three to seven years before their first adjustment date. The loans were purchased by First Capital Holdings, Inc., the Corporation's wholly-owned investment subsidiary in Nevada.

         The Corporation will continue to explore alternatives to maintain growth in its interest-earning assets in the near term. These alternatives include, but are not limited to, the purchase of additional adjustable-rate residential mortgage loans from third-party financial institutions, the purchase of mortgage-backed and related securities, and the retention of certain fixed-rate loans that are currently sold by the Corporation in the secondary market. It is anticipated that such assets would be funded by growth in deposit liabilities or FHLB advances and other wholesale borrowings. However, there are many considerations involved in such decisions and there can be no assurances that the Corporation will elect to continue any of these strategies to increase its interest-earning assets.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $108.7 million or 6.4% during the six months ended June 30, 2001. Management attributes this growth to recent volatility in other financial markets, which has made traditional bank financial offerings more attractive to consumers. The Corporation's deposit liabilities were also impacted by a $40.8 million or over 240% increase in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts were at a high level during the recent period due to significant increases in loan prepayment activity.

         FHLB ADVANCES AND ALL OTHER BORROWINGS The Corporation's FHLB advances and all other borrowings declined by $35.1 million or 7.1% during the six months ended June 30, 2001. This decrease was primarily funded by an increase in deposit liabilities, as previously described.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $5.4 million or 0.22% of total assets at June 30, 2001, compared to $4.4 million or 0.19% of total assets at December 31, 2000. At June 30, 2001 and December 31, 2000, non-performing assets included $1.2 million and $1.4 million, respectively, of real estate in judgement and delinquent loans to three independent builders that were experiencing problems with a number of small single-family projects. Although foreclosure on some or all of these loans is likely, management does not expect to incur significant losses. The Corporation's allowance for loan and real estate losses was 158% and 188% of non-performing assets as of the same dates, respectively.

         In addition to non-performing assets, at June 30, 2001 and December 31, 2000, management was closely monitoring $2.8 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain sufficient liquidity to ensure safe and sound operation. The Bank's objective is to maintain liquid assets (generally defined as cash and due from banks, interest-bearing deposits with banks, investment securities, and mortgage-backed and related securities) equal to at least 4% of its liquidity base (generally defined as short-term deposit liabilities and other borrowings). At June 30, 2001, the Bank's was in compliance with its management policies with respect to liquidity.

         The Corporation's stockholders' equity ratio as of June 30, 2001, was 6.35% of total assets. The Corporation's long-term objective is to maintain its stockholders' equity ratio in a range of approximately 6.0% to 6.5%, which is consistent with return on asset and return on equity goals of at least 1.00% and 16.5%, respectively.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At June 30, 2001, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $4.2 million and $3.7 million during the six months ended June 30, 2001 and 2000, respectively. These amounts equated to dividend payout ratios of 34.5% and 33.5% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On July 24, 2001, the Corporation's Board of Directors declared a regular quarterly dividend of $0.12 per share payable on September 6, 2001, to shareholders of record on August 16, 2001.

         During the six months ended June 30, 2001, the Corporation repurchased 50,000 shares of common stock at a cost of $659,000 under its 1999 stock repurchase plan (the "1999 Plan"). As of June 30, 2001, 169,506 shares remain to be purchased under the 1999 Plan, while 913,554 shares remain to be purchased under the 2000 stock repurchase plan (the "2000 Plan"). On April 24, 2001, the Corporation's Board of Directors extended the 1999 and 2000 Plans for another twelve months. The shares may be repurchased from time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the six months ended June 30, 2001, the Corporation reissued 123,524 shares of common stock out of its inventory of treasury stock with a cost basis of $1.6 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

OTHER MATTERS

         On May 23, 2001, the Corporation entered into a definitive agreement to acquire American Community Bankshares, Inc. ("ACB"), the parent company of American Community Bank, headquartered in Wausau, Wisconsin. According to the terms of the agreement, ACB will merge into the Corporation, with ACB shareholders exchanging each share of ACB common stock for 4.5 shares of the Corporation's common stock. The transaction will be accounted for using the purchase method of accounting. The amount of goodwill recorded in connection with this transaction will depend on the estimated fair value that will be assigned to the identifiable tangible and intangible assets and liabilities of ACB, including a deposit-based intangible asset. Management has not completed a deposit portfolio valuation analysis as of the date of this report or estimated the fair value of ACB's tangible assets and liabilities. As such, management is not able to estimate the value of the deposit-based intangible or goodwill at this time. The transaction is expected to be tax-free to ACB shareholders receiving the Corporation's stock.

         The acquisition, which has been approved by the boards of directors of each company, is expected to close during the fourth quarter of 2001, subject to ACB shareholder approval, regulatory approvals, and various other conditions of closing.


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

         As of June 30, 2001, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 2000.

PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

Refer to Note 4 of the Corporation's Consolidated Financial Statements.

ITEM 2--CHANGES IN SECURITIES

None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5--OTHER INFORMATION

None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

During the three months ended June 30, 2001, First Federal Capital Corp filed the following report on Form 8-K:

         Report filed May 23, 2001. The report included a press release announcing that First Federal Capital Corp entered into an Agreement and Plan of Merger with American Community Bankshares, Inc. Other items included: Agreement and Plan of Merger dated May 23, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   FIRST FEDERAL CAPITAL CORP


/s/ Jack C. Rusch                                  August 13, 2001
Jack C. Rusch
President and Chief Executive Officer
(duly authorized officer)


/s/ Michael W. Dosland                             August 13, 2001
Michael W. Dosland
Senior Vice President and
Chief Financial Officer