Form 10-Q
period 2001-09-30
FIRST FEDERAL CAPITAL CORP
filed 2001-11-14
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended................................SEPTEMBER 30, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from...................to............................


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

Class: COMMON STOCK--$.10 PAR VALUE.  Outstanding as of
November 13, 2001: 20,194,009.

                           FORM 10-Q TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION                                              Page

    Item 1--Financial Statements .............................................2

    Item 2--Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............................13

    Item 3--Quantitative and Qualitative Disclosures about Market Risk.......25

PART II--OTHER INFORMATION

    Item 1--Legal Proceedings................................................26

    Item 2--Changes in Securities............................................26

    Item 3--Defaults Upon Senior Securities..................................26

    Item 4--Submission of Matters to Vote of Security Holders................26

    Item 5--Other Information................................................26

    Item 6--Exhibits and Reports on Form 8-K.................................26


SIGNATURES...................................................................27

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2001, and December 31, 2000

                                                                                 SEPTEMBER 30      DECEMBER 31
                                                                                     2001              2000
ASSETS                                                                            (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                              $49,921,420       $25,445,819
Interest-bearing deposits with banks                                                  64,769,563        13,054,493

Investment securities available for sale, at fair value                                -                   817,141
Mortgage-backed and related securities:
  Available for sale, at fair value                                                  293,780,592       331,236,909
  Held for investment, at cost (fair value of $135,075,230 and $76,456,829,
respectively)                                                                        133,716,640        77,298,853
Loans held for sale                                                                   68,897,813        22,973,887
Loans held for investment, net                                                     1,854,223,502     1,772,476,651
Federal Home Loan Bank stock                                                          26,838,800        25,568,100
Accrued interest receivable, net                                                      19,996,109        19,701,004
Office properties and equipment                                                       29,565,013        26,781,010
Mortgage servicing rights, net                                                        27,490,941        23,280,472
Intangible assets                                                                     10,725,031        11,490,392
Other assets                                                                          18,198,858         2,600,835
-------------------------------------------------------------------------------------------------------------------

  Total assets                                                                    $2,598,124,282    $2,352,725,566
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                               $1,989,119,085    $1,699,252,162

Federal funds purchased                                                                -                20,000,000

Securities sold under agreements to repurchase                                         -               100,000,000
Federal Home Loan Bank advances                                                      414,415,000       368,205,000
Other borrowings                                                                         273,611         2,641,370
Advance payments by borrowers for taxes and insurance                                 10,766,511         1,023,712
Accrued interest payable                                                               2,503,828         4,047,875
Other liabilities                                                                     22,596,796        11,005,952
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                2,439,674,831     2,206,176,071
-------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding
                                                                                       -                -
Common stock, $.10 par value, 100,000,000 shares authorized, 19,941,630 shares issued
  and outstanding, including 1,685,126 and 1,596,332 shares of treasury stock,
respectively                                                                           1,994,163         1,994,163
Additional paid-in capital                                                            34,540,064        34,540,064
Retained earnings                                                                    134,432,331       122,921,606
Treasury stock, at cost                                                             (16,518,776)      (15,127,142)
Unearned restricted stock                                                              (100,833)         (142,083)
Accumulated non-owner adjustments to equity, net                                       4,102,502         2,362,887
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                         158,449,451       146,549,495
-------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                      $2,598,124,282    $2,352,725,566
===================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2001 and 2000

                                                                                THREE MONTHS ENDED SEPTEMBER 30
                                                                             --------------------------------------
                                                                                    2001               2000
                                                                                 (UNAUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

Interest on loans                                                                    $36,473,756       $35,146,246
Interest on mortgage-backed and related securities                                     5,290,011         6,033,062
Interest and dividends on investments                                                    627,612           646,680
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                                               42,391,379        41,825,988
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                       20,910,626        19,686,202
Interest on FHLB advances and all other borrowings                                     5,698,593         7,132,929
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                              26,609,219        26,819,131
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                 15,782,160        15,006,857
Provision for loan losses                                                                354,973           302,487
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                 15,427,187        14,704,370
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                                6,522,534         5,885,877
Premiums and commissions                                                                 882,742           675,846
Loan servicing fees, net                                                             (1,059,845)           949,955
Gain on sales of loans                                                                 3,996,677           811,577
Gain on sales of investments                                                              37,961                --
Other income                                                                             948,562           732,763
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                           11,328,631         9,056,018
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                     9,978,015         8,876,296
Occupancy and equipment                                                                1,985,681         2,011,015
Communications, postage, and office supplies                                           1,262,722         1,133,439
ATM and debit card transaction costs                                                     847,627           727,632
Advertising and marketing                                                                663,445           586,618
Amortization of intangibles                                                              255,120           256,815
Other expenses                                                                         1,446,735         1,172,802
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                          16,439,345        14,764,617
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                          10,316,473         8,995,771
Income tax expense                                                                     3,592,615         3,205,360
-------------------------------------------------------------------------------------------------------------------

  Net income                                                                          $6,723,858        $5,790,411
===================================================================================================================

PER SHARE INFORMATION
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                 $0.36             $0.32
Basic earnings per share                                                                    0.36              0.32
Dividends paid per share                                                                    0.12              0.11
===================================================================================================================


Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2001 and 2000

                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                            ---------------------------------------
                                                                                   2001               2000
                                                                                (UNAUDITED)        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Interest on loans                                                                  $108,095,217        $98,936,807
Interest on mortgage-backed and related securities                                   17,897,279         17,428,883
Interest and dividends on investments                                                 2,216,872          1,778,496
-------------------------------------------------------------------------------------------------------------------
  Total interest income                                                             128,209,368        118,144,186
-------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                      63,497,676         52,655,193
Interest on FHLB advances and all other borrowings                                   18,791,128         20,744,754
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                             82,288,804         73,399,947
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                45,920,564         44,744,239
Provision for loan losses                                                             1,185,872            606,733
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                44,734,692         44,137,506
-------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                              18,649,077         16,504,109
Premiums and commissions                                                              2,523,611          2,026,137
Loan servicing fees, net                                                            (2,442,763)          2,949,262
Gain on sales of loans                                                               12,266,457          1,607,162
Gain on sales of investments                                                             37,961                 --
Other income                                                                          2,466,830          1,981,314
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                          33,501,173         25,067,984
-------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                   29,219,947         26,228,940
Occupancy and equipment                                                               6,693,624          5,916,906
Communications, postage, and office supplies                                          3,835,463          3,176,721
ATM and debit card transaction costs                                                  2,428,369          2,157,340
Advertising and marketing                                                             1,790,143          1,698,783
Amortization of intangibles                                                             768,621            770,446
Other expenses                                                                        4,184,474          3,310,192
-------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                         48,920,641         43,259,328
-------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                         29,315,224         25,946,162
Income tax expense                                                                   10,327,254          9,227,993
-------------------------------------------------------------------------------------------------------------------

  Net income                                                                        $18,987,970        $16,718,169
===================================================================================================================

PER SHARE INFORMATION
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                $1.02              $0.91
Basic earnings per share                                                                   1.03               0.91
Dividends paid per share                                                                   0.35               0.31
===================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2001 and 2000

                                      COMMON
                                     STOCK AND                                                 ACCUMULATED
                                    ADDITIONAL                                      UNEARNED     NON-OWNER
                                       PAID-IN        RETAINED        TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                              CAPITAL        EARNINGS           STOCK         STOCK     TO EQUITY         TOTAL
-------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000           $36,534,227    $114,176,246   ($15,662,698)    ($230,758)  ($1,736,324)  $133,080,693
                                                                                                           --------------
Net income                                           5,790,411                                                 5,790,411
Securities valuation
adjustment,
  net of income taxes                                                                            1,504,222     1,504,222
                                                                                                           --------------
                                                                                                           --------------
Net income and non-owner
  adjustments to equity                                                                                        7,294,633
                                                                                                           --------------
Dividends paid                                     (2,015,615)                                               (2,015,615)
Exercise of stock options                            (127,933)         130,712                                     2,779
Restricted stock award                                   4,687         160,313     (165,000)                          --
Amortization of restricted stock                       356,500                       101,631                     458,131
-------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000      $36,534,227    $118,184,296   ($15,371,673)    ($294,127)    ($232,102)  $138,820,621
=========================================================================================================================


UNAUDITED
-------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001           $36,534,227    $129,874,986   ($14,186,223)    ($114,583)    $3,414,156  $155,522,563
                                                                                                           --------------
Net income                                           6,723,858                                                 6,723,858
Securities valuation
adjustment,
  net of income taxes                                                                              688,346       688,346
                                                                                                           --------------
Net income and non-owner
  adjustments to equity                                                                                        7,412,204
                                                                                                           --------------
Dividends paid                                     (2,210,705)                                               (2,210,705)
Exercise of stock options                             (97,258)         221,448                                   124,190
Purchase of treasury stock                                         (2,554,001)                               (2,554,001)
Amortization of restricted                             141,450                        13,750                     155,200
stock
-------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001      $36,534,227    $134,432,331   ($16,518,776)    ($100,833)    $4,102,502  $158,449,451
=========================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2001 and 2000

                                      COMMON
                                     STOCK AND                                                 ACCUMULATED
                                    ADDITIONAL                                      UNEARNED     NON-OWNER
                                       PAID-IN        RETAINED        TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                              CAPITAL        EARNINGS           STOCK         STOCK     TO EQUITY         TOTAL
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999       $36,534,227    $106,929,097   ($14,388,670)    ($591,183)  ($1,208,245)  $127,275,226
                                                                                                           --------------
Net income                                          16,718,169                                                16,718,169
Securities valuation
  adjustment, net of income taxes                                                                  976,143       976,143
                                                                                                           =============
Net income and non-owner
  adjustments to equity                                                                                       17,694,312
                                                                                                           --------------
Dividends paid                                     (5,681,052)                                               (5,681,052)
Exercise of stock options                            (259,980)         565,347                                   305,367
Restricted stock award                                   4,687         160,313     (165,000)                          --
Purchase of treasury stock                                         (1,708,663)                               (1,708,663)
Amortization of restricted                             473,375                       462,056                     935,431
  stock
-------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000      $36,534,227    $118,184,296   ($15,371,673)    ($294,127)    ($232,102)  $138,820,621
=========================================================================================================================


UNAUDITED
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000       $36,534,227    $122,921,606   ($15,127,142)    ($142,083)    $2,362,887  $146,549,495
                                                                                                           --------------
Net income                                          18,987,970                                                18,987,970
Securities valuation
  adjustment, net of income taxes                                                                1,739,615     1,739,615
                                                                                                           --------------
Net income and non-owner
  adjustments to equity                                                                                       20,727,585
                                                                                                           --------------
Dividends paid                                     (6,442,451)                                               (6,442,451)
Exercise of stock options                          (1,548,844)       1,821,742                                   272,898
Purchase of treasury stock                                         (3,213,376)                               (3,213,376)
Amortization of restricted                             514,050                        41,250                     555,300
  stock
-------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001      $36,534,227    $134,432,331   ($16,518,776)    ($100,833)    $4,102,502  $158,449,451
=========================================================================================================================


Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 30, 2001 and 2000


                                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                                            ---------------------------------------
                                                                                   2001               2000
                                                                                (UNAUDITED)        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $6,723,858         $5,790,411
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                      435,043            316,430
    Net loan costs deferred                                                           (576,486)          (417,622)
    Amortization (including mortgage servicing rights)                                3,678,306          1,639,117
    Depreciation                                                                        593,500            657,986
    Gains on sales of loans and other investments                                   (4,034,638)          (811,577)
    Decrease (increase) in accrued interest receivable                                  104,714        (1,732,056)
    Increase in accrued interest payable                                                 47,753            359,075
    Increase in current and deferred income taxes                                     1,094,199            109,556
    Other accruals and prepaids, net                                                    205,883          (464,743)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales              8,272,132          5,446,577
  Loans originated for sale                                                       (266,742,400)       (37,107,904)
  Sales of loans originated for sale or transferred from held for investment        259,945,509         37,640,054
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                 1,475,241          5,978,727
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                                 (43,861,362)        (6,209,974)
  Purchases of mortgage-backed and related securities available for sale           (80,623,473)                  -
  Purchases of mortgage-backed and related securities held for investment          (80,517,523)                  -
  Principal repayments on mortgage-backed and related securities available
for sale                                                                             40,570,662         17,841,437
  Principal repayments on mortgage-backed and related securities held for
investment                                                                            9,390,111          6,937,071
  Sale of investment securities available for sale                                      737,961                  -
  Loans originated for investment                                                 (154,556,857)      (199,008,737)
  Loan principal repayments                                                         175,323,567         96,376,205
  Sales of education loans                                                                    -          4,996,708
  Sales of real estate                                                                  249,020            355,380
  Purchases of office properties and equipment                                      (1,559,089)        (1,725,277)
  Other, net                                                                        (6,292,002)            630,384
-------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                         (141,138,985)       (79,806,803)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                   181,119,286         63,793,379
  Long-term advances from Federal Home Loan Bank                                    112,500,000         75,000,000
  Repayment of long-term Federal Home Loan Bank advances                           (34,245,000)       (61,250,000)
  Decrease in short-term Federal Home Loan Bank borrowings                         (99,580,000)       (33,605,000)
  Increase in securities sold under agreements to repurchase                                  -         25,000,000
  Decrease in federal funds purchased                                              (20,000,000)                  -
  Increase (decrease) in other borrowings                                               238,086        (2,115,208)
  Increase in advance payments by borrowers for taxes and insurance                   2,525,974          1,786,120
  Purchase of treasury stock                                                        (2,554,001)                  -
  Dividends paid                                                                    (2,210,705)        (2,015,615)
  Other, net                                                                          3,644,367            206,822
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                       141,438,007         66,800,498
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                    1,774,263        (7,027,578)
Cash and due from banks at beginning of period                                       48,147,157         54,405,783
-------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                        $49,921,420        $47,378,205
===================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                          $42,496,092        $40,093,931
  Interest paid on deposits and borrowings                                           26,561,465         26,460,056
  Income taxes paid                                                                   2,498,416          3,115,803
  Transfer of loans from held for investment to held for sale                        28,358,672          2,208,586
  Mortgage-backed security swaps                                                              -        132,280,050
===================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2001 and 2000

                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                            ---------------------------------------
                                                                                   2001               2000
                                                                                (UNAUDITED)        (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $18,987,970        $16,718,169
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses, net                                    1,246,551            660,022
    Net loan costs deferred                                                         (1,841,321)          (971,584)
    Amortization (including mortgage servicing rights)                                9,706,262          4,260,592
    Depreciation                                                                      1,864,003          1,917,550
    Gains on sales of loans and other investments                                  (12,304,418)        (1,607,162)
    Increase in accrued interest receivable                                           (295,105)        (4,140,388)
    Increase (decrease) in accrued interest payable                                 (1,544,047)            872,292
    Increase in current and deferred income taxes                                     2,711,812             80,242
    Other accruals and prepaids, net                                                  1,182,828          (501,912)
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales             19,714,535         17,287,821
  Loans originated for sale                                                       (707,520,309)       (83,874,531)
  Sales of loans originated for sale or transferred from held for investment        778,013,460         87,072,039
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                90,207,686         20,485,329
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                      (51,715,070)          6,411,226
  Maturities of investment securities                                                   100,000            100,000
  Purchases of mortgage-backed and related securities available for sale           (80,623,473)                  -
  Purchases of mortgage-backed and related securities held for investment          (80,517,523)                  -
  Principal repayments on mortgage-backed and related securities available
for sale                                                                            121,707,256         42,207,937
  Principal repayments on mortgage-backed and related securities held for
investment                                                                           24,065,650         21,285,427
  Sale of investment securities available for sale                                      737,961                  -
  Loans originated for investment                                                 (492,325,461)      (575,693,148)
  Loans purchased for investment                                                  (178,134,515)       (16,125,836)
  Loan principal repayments                                                         468,495,735        266,742,796
  Sales of education loans                                                            1,384,322          4,996,708
  Sales of real estate                                                                1,684,253          1,248,726
  Purchases of office properties and equipment                                      (5,151,624)        (3,917,302)
  Purchases of mortgage servicing rights                                            (1,100,197)        (1,865,307)
  Other, net                                                                       (14,842,792)        (1,220,305)
-------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                         (286,235,478)      (255,829,078)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                   289,866,923        213,240,931
  Long-term advances from Federal Home Loan Bank                                    112,500,000        175,000,000
  Repayment of long-term Federal Home Loan Bank advances                           (43,245,000)       (81,500,000)
  Decrease in short-term Federal Home Loan Bank borrowings                         (23,045,000)      (189,053,000)
  Increase (decrease) in securities sold under agreements to repurchase           (100,000,000)        100,000,000
  Decrease in federal funds purchased                                              (20,000,000)                  -
  Decrease in other borrowings                                                      (2,367,759)           (64,142)
  Increase in advance payments by borrowers for taxes and insurance                   9,742,799          5,279,262
  Purchase of treasury stock                                                        (3,213,376)        (1,708,663)
  Dividends paid                                                                    (6,442,451)        (5,681,052)
  Other, net                                                                          6,707,257          1,642,597
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                       220,503,393        217,155,933
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                                   24,475,601       (18,187,816)
Cash and due from banks at beginning of period                                       25,445,819         65,566,021
-------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                        $49,921,420        $47,378,205
===================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                         $127,914,262       $114,003,798
  Interest paid on deposits and borrowings                                           83,832,851         72,527,655
  Income taxes paid                                                                   7,615,441          9,147,751
  Transfer of loans from held for investment to held for sale                       114,363,902          4,995,174
  Mortgage-backed security swaps                                                              -        132,280,050
===================================================================================================================

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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2001, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2001.

         Certain 2000 balances have been reclassified to conform to the 2001 presentation.

NOTE 3--EARNINGS PER SHARE

         Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three and nine month periods ended September 30, 2001, and September 30, 2000, is as follows:

                                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                      --------------------------------------------------------------
                                                                 2001                                2000
                                                      --------------------------------------------------------------
                                                          BASIC          DILUTED              BASIC         DILUTED
--------------------------------------------------------------------------------------------------------------------
Net income                                           $6,723,858       $6,723,858         $5,790,411      $5,790,411
====================================================================================================================
Average common shares issued, net
  of actual treasury shares                          18,417,242       18,417,242         18,313,544      18,313,544
Potential common shares issued under
  stock options (treasury stock method)                       -          200,060                  -         151,561
====================================================================================================================
Average common shares and
  potential common shares                            18,417,242       18,617,302         18,313,544      18,465,105
====================================================================================================================
Earnings per share                                        $0.36            $0.36              $0.32           $0.32
====================================================================================================================

                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                      --------------------------------------------------------------
                                                                  2001                                2000
                                                      --------------------------------------------------------------
                                                          BASIC          DILUTED              BASIC         DILUTED
--------------------------------------------------------------------------------------------------------------------
Net income                                          $18,987,970      $18,987,970        $16,718,169     $16,718,169
====================================================================================================================
Average common shares issued, net
  of actual treasury shares                          18,392,797       18,392,797         18,310,905      18,310,905
Potential common shares issued under
  stock options (treasury stock method)                       -          185,826                  -         161,544
====================================================================================================================
Average common shares and
  potential common shares                            18,392,797       18,578,623         18,310,905      18,472,449
====================================================================================================================
Earnings per share                                        $1.03            $1.02              $0.91           $0.91
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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following table summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three and nine month periods ended September 30, 2001 and 2000. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's retail branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.09% and 1.14% of average deposit liabilities outstanding during the three months ended September 30, 2001 and 2000, respectively. The net cost for the nine month periods ending as of the same dates was 1.22% and 1.16%, respectively.

                                                                  THREE MONTHS ENDED SEPTEMBER 30
                                                 ------------------------------------------------------------------
                                                               2001                             2000
                                                 ------------------------------------------------------------------
PROFIT CENTER                                     PROFIT (LOSS)    AVERAGE ASSETS  PROFIT (LOSS)    AVERAGE ASSETS
-------------------------------------------------------------------------------------------------------------------
Mortgage banking                                     $1,046,118       $80,365,167       $910,029       $41,802,974
Residential loans                                     2,063,665       999,553,906      2,053,640       973,930,387
Commercial real estate lending                        1,384,226       529,441,862      1,085,300       467,143,657
Consumer lending                                      1,135,758       384,478,896      1,027,581       339,461,088
Education lending                                       603,046       210,922,171      1,089,000       206,506,087
Investment and mortgage-related securities              411,022       271,528,901        392,520       257,096,760
Other segments                                           59,705           635,380       (55,508)           274,952
Non-GAAP adjustments                                     20,318       (4,495,784)      (712,151)      (11,941,546)
-------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                    $6,723,858    $2,472,430,499     $5,790,411    $2,274,274,359
-------------------------------------------------------------------------------------------------------------------


                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                 ------------------------------------------------------------------
                                                               2001                             2000
                                                 ------------------------------------------------------------------
PROFIT CENTER                                     PROFIT (LOSS)    AVERAGE ASSETS  PROFIT (LOSS)    AVERAGE ASSETS
-------------------------------------------------------------------------------------------------------------------
Mortgage banking                                     $2,359,965       $81,225,125     $2,494,487       $41,440,837
Residential loans                                     5,572,809       971,217,548      6,351,849       911,413,442
Commercial real estate lending                        3,507,946       513,934,195      3,545,777       446,833,817
Consumer lending                                      2,906,286       376,492,709      2,786,286       315,826,495
Education lending                                     2,202,772       212,686,890      2,923,175       207,572,372
Investment and mortgage-related securities              815,526       255,434,841      1,495,683       271,064,997
Other segments                                        (132,305)           646,307      (393,511)           291,122
Non-GAAP adjustments                                  1,754,971       (5,123,866)    (2,485,577)      (12,140,831)
-------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                   $18,987,970    $2,406,513,749    $16,718,169    $2,182,302,251
-------------------------------------------------------------------------------------------------------------------


NOTE 6--RECENT ACCOUNTING STANDARDS

         In 2000 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). This standard established new rules for companies that engage in securitization transactions. In particular, the standard establishes rules for when a transfer qualifies as a sale. On April 1, 2001, the Corporation adopted the requirements of SFAS 140 for various transfers of receivables and other financial assets. The adoption did not have a material impact on the Corporation's operations or financial condition.

         In June 2001 the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statements. Other identifiable intangible assets will continue to be amortized over their useful lives, which includes deposit-based intangibles. The new standards are effective for fiscal years beginning after December 15, 2001. In October 2001 the FASB released a proposed announcement that clarified the accounting rules in situations where intangible assets acquired in previous business combinations had not been recognized and accounted for separately from goodwill. In these situations, the acquiring entity is not permitted to change the amount of the purchase price that has been allocated to goodwill. If the proposed announcement is adopted in its current form, the Corporation estimates that its annual amortization of intangibles will decline by approximately $875,000 in 2002, although there can be no assurances. If the announcement is not adopted, the Corporation has not completed the complex analysis necessary to separate goodwill recorded in previous transactions from that which would be characterized as a deposit-based intangible asset. Accordingly, the Corporation is unable to determine the impact SFAS 141 and SFAS 142 will have on its statements of financial condition or operations as of this time, although such impact is not expected to be material.

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


RESULTS OF OPERATIONS

         QUARTER OVERVIEW The Corporation's net income for the three months ended September 30, 2001, was $6.7 million or $0.36 per diluted share compared to $5.8 million and $0.32 in the same period last year. These amounts represented a return on average assets of 1.09% and 1.02%, respectively, and a return on average equity of 16.55% and 16.85%, respectively.

         The increase in net income from 2000 to 2001 was primarily attributable to a $3.2 million increase in gain on sales of loans, a $637,000 increase in retail banking fees, and a $775,000 increase in net interest income. These developments were partially offset by a $2.0 million decrease in loan servicing fees and a $1.7 million increase in non-interest expense. Also contributing was a $387,000 increase in income tax expense, due to higher pre-tax earnings.

         NINE MONTH OVERVIEW The Corporation's net income for the nine months ended September 30, 2001, was $19.0 million or $1.02 per diluted share compared to $16.7 million and $0.91 in the same period last year. These amounts represented a return on average assets of 1.05% and 1.02%, respectively, and a return on average equity of 16.15% and 16.67%, respectively.

         The increase in net income from 2000 to 2001 was primarily attributable to a $10.7 million increase in gain on sales of loans, a $2.1 million increase in retail banking fees, and a $1.2 million increase in net interest income. These developments were offset in part by a $5.7 million increase in total non-interest expense and a $5.4 million decrease in loan servicing fees. Also contributing was a $1.1 million increase in income tax expense, due to higher pre-tax earnings.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and nine month periods ended September 30, 2001 and 2000.

         NET INTEREST INCOME Net interest income increased by $775,000 or 5.2% and $1.2 million or 2.6% during the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in the previous year. Net interest income was favorably impacted in both periods by an increase in the amount of average interest-earning assets outstanding. Average interest-earning assets increased by $163.7 million or 7.6% during the three months ended September 30, 2001, and by $204.5 million or 9.9% during the nine months ended September 30, 2001, as compared to the same periods in 2000. The principal source of this growth occurred in the Corporation's single-family residential loan, commercial real estate, and consumer loan portfolios. Asset growth in both periods was largely funded by increases in deposit liabilities, primarily certificates of deposit. Refer to "Financial Condition" for additional discussion.

         Also contributing to the increase in net interest income during both periods was an increase in average non-interest-bearing deposit liabilities, which was the principal reason the Corporation's ratio of average interest-earning assets to average interest-bearing liabilities improved. This ratio improved from 110.50% during the three months ended September 30, 2000, to 111.96% during the same period in 2001, and from 110.08% during the nine months ended September 30, 2000, to 111.65% during the same period in 2001. The increase in non-interest-bearing deposit liabilities was due in part to an increase in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in these accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased significantly because of increased loan prepayment activity, which was brought about by a lower interest rate environment.

         The Corporation's interest rate spread decreased during both the three and nine month periods ended September 30, 2001, as compared to the same periods in the previous year, which offset somewhat the increases in net interest income caused by growth in average interest-earning assets and average non-interest-bearing deposit liabilities. The Corporation's average interest spread was 2.26% and 2.41% during the three and nine month periods ended September 30, 2000, respectively. This compares to 2.18% and 2.14% during the same periods in 2001, respectively. Beginning in 1999 and continuing into 2000, market interest rates increased significantly, led generally by short-term interest rates. The yield curve also flattened substantially, and was even inverted at times during 2000. Although higher interest rates resulted in an increase in the average yield on the Corporation's earning assets, the cost of the Corporation's interest-bearing liabilities increased by a greater amount, which has resulted in an overall decline in the Corporation's average interest rate spread. In 2001, market interest rates reversed trend and declined dramatically, particularly on the short end of the yield curve. However, the Corporation has not experienced significant improvement in its interest rate spread relative to prior periods because only a small portion of its funding sources have repriced or matured during the first nine months of the year. In general, recent declines in the Corporation's overall cost of interest-bearing liabilities have been eclipsed by declining yields on its interest-earning assets, particularly education loans, which declined in yield by 264 basis points and 118 basis points during the three and nine month periods, respectively. Management expects the Corporation's interest rate spread to improve in the near term, although there can be no assurances. During the fourth quarter of 2001, approximately 28% of the Corporation's certificates of deposit will mature and 34% will mature in the first quarter of 2002. Management expects to replace these deposits at interest rates that are 300 to 350 basis points below their current cost. In addition, the Corporation will further benefit from the reduced rates that are being paid on its interest-bearing checking accounts, money market savings accounts, and regular saving accounts.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and nine month periods ended September 30, 2001 and 2000.

Dollars in thousands                   THREE MONTHS ENDED SEPTEMBER 30, 2001  THREE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------------
                                          AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                          BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans           $870,334     $15,632        7.18%        $808,200      $15,052       7.45%
  Commercial real estate loans            502,193       9,989         7.96         443,651        8,873        8.00
  Consumer loans                          360,543       7,760         8.61         318,855        6,890        8.64
  Education loans                         200,527       3,093         6.17         196,592        4,331        8.81
--------------------------------------------------------------------------------------------------------------------
    Total loans                         1,933,597      36,474         7.55       1,767,296       35,146        7.95
Mortgage-backed and related                                           6.45                                     6.89
securities                                328,224       5,290                      350,268        6,033
Investment securities                          --          --           --             782           10        4.98
Interest-bearing deposits with                            242         3.41                          166        6.39
banks                                      28,336                                   10,365
Other earning assets                       26,865         386         5.75          24,574          471        7.67
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets       2,317,022      42,391         7.32       2,153,285       41,826        7.77
Non-interest-earning assets:
  Office properties and equipment          29,082                                   25,882
  Other assets                            126,326                                   95,107
--------------------------------------------------------------------------------------------------------------------
    Total assets                       $2,472,430                               $2,274,274
====================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts               $115,860        $348        1.20%        $109,570         $409       1.49%
  Checking accounts                        78,648         128         0.65          75,200          143        0.76
  Money market accounts                   183,689       1,380         3.00         155,099        1,682        4.34
  Certificates of deposit               1,258,493      19,055         6.06       1,130,629       17,451        6.17
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits     1,636,690      20,911         5.11       1,470,499       19,685        5.35
FHLB advances                             410,580       5,555         5.41         361,737        5,318        5.88
Other borrowings                           22,230         143         2.57         116,459        1,815        6.23
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                       2,069,500      26,609         5.14       1,948,695       26,818        5.51
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           213,232                                  169,379
  Other liabilities                        27,172                                   18,766
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                   2,309,904                                2,136,839
Stockholders' equity                      162,526                                  137,435
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity             $2,472,430                               $2,274,274
====================================================================================================================
Net interest income                                   $15,782                                   $15,007
====================================================================================================================
Interest rate spread                                                 2.18%                                    2.26%
====================================================================================================================
Net interest income as a percent of average
  earning assets                                                     2.72%                                    2.79%
====================================================================================================================
Average interest-earning assets to average
  interest-bearing liabilities                                     111.96%                                  110.50%
====================================================================================================================

Dollars in thousands                   NINE MONTHS ENDED SEPTEMBER 30, 2001      NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------------------------------------------
                                          AVERAGE                   YIELD/         AVERAGE                   YIELD/
                                          BALANCE    INTEREST         COST         BALANCE     INTEREST        COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans           $810,988     $44,653        7.34%         769,756       42,217       7.31%
  Commercial real estate loans            487,852      29,368         8.03         423,766       25,204        7.93
  Consumer loans                          353,409      22,866         8.63         296,136       18,826        8.48
  Education loans                         202,412      11,208         7.38         197,639       12,690        8.56
--------------------------------------------------------------------------------------------------------------------
    Total loans                         1,854,661     108,095         7.77       1,687,297       98,937        7.82
Mortgage-backed and related
securities                                357,460      17,897         6.68         341,267       17,429        6.81
Investment securities                         638          20         4.18             806           30        5.04
Interest-bearing deposits with
banks                                      29,500         951         4.30          10,227          430        5.61
Other earning assets                       25,996       1,246         6.39          24,127        1,318        7.28
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets       2,268,255     128,209         7.54       2,063,725      118,144        7.63
Non-interest-earning assets:
  Office properties and equipment          28,058                                   25,275
  Other assets                            110,201                                   93,302
--------------------------------------------------------------------------------------------------------------------
    Total assets                       $2,406,514                               $2,182,302
====================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts               $111,037      $1,150        1.38%        $110,099       $1,225       1.48%
  Checking accounts                        76,431         433         0.75          74,686          415        0.74
  Money market accounts                   168,071       4,527         3.59         163,229        4,928        4.03
  Certificates of deposit               1,228,512      57,388         6.23       1,052,315       46,087        5.84
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits     1,584,051      63,498         5.34       1,400,329       52,655        5.01
FHLB advances                             382,837      16,106         5.61         384,394       16,608        5.76
Other borrowings                           64,627       2,685         5.54          89,973        4,137        6.13
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing              2,031,515      82,289         5.40       1,874,696       73,400        5.22
liabilities
Non-interest-bearing liabilities:
  Non-interest-bearing deposits           192,185                                  156,541
  Other liabilities                        26,036                                   17,327
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                   2,249,736                                2,048,564
Stockholders' equity                      156,778                                  133,738
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and              $2,406,514                               $2,182,302
stockholders' equity
====================================================================================================================
Net interest income                                   $45,921                                   $44,744
====================================================================================================================
Interest rate spread                                                 2.14%                                    2.41%
====================================================================================================================
Net interest income as a percent of
average
  earning assets                                                     2.70%                                    2.89%
====================================================================================================================
Average interest-earning assets to
average
  interest-bearing liabilities                                     111.65%                                  110.08%
====================================================================================================================


         PROVISION FOR LOAN LOSSES Provision for loan losses was $355,000 and $302,000 during the three months ended September 30, 2001 and 2000, respectively. It was $1.2 million and $607,000 during the nine month periods ended as of the same dates respectively. In general, provisions for loan losses recorded during the first half of 2000 approximated the Corporation's actual net charge-off activity during the period. However, beginning in the third quarter of 2000, the Corporation recorded approximately $200,000 per quarter in provision for loan losses over-and-above its actual net charge-off activity. This additional provision was recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management. This addition was considered prudent in light of anticipated growth in the Corporation's loans held for investment, an increased mix of higher-risk consumer and commercial real estate loans, and modest increases in non-performing and classified assets. On an annualized basis, net charge-offs were 0.04% and 0.05% of average loans outstanding during the three and nine month periods in 2001, respectively. These amounts compared to 0.03% during the same periods in 2000.

         As of September 30, 2001 and December 31, 2000, the Corporation's allowance for loan losses was $8.6 million and $8.0 million, respectively, or 0.46% and 0.45% of loans held for investment, respectively. The allowance for loan and real estate losses was 150% and 188% of non-performing assets as of the same dates. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the

Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended September 30, 2001 and 2000, was $11.3 million and $9.1 million, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2000 to 2001.

         Retail banking fees and service charges increased by $637,000 or 10.8% during the three months ended September 30, 2001, as compared to the same period in the previous year. Most of this improvement can be attributed to growth in the number of checking accounts serviced by the Corporation since September 30, 2000. Also contributing to the growth in retail banking fees was a $225,000 or 30.9% increase and a $171,000 or 18.1% increase in fees from customers' use of debit cards and ATMs, respectively.

         Premiums and commissions on annuity and insurance sales increased by $207,000 or 30.6% during the three months ended September 30, 2001, as compared to the same period in the previous year. The Corporation's principal sources of premium and commission revenues are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, mortgage loan insurance policies, and retail brokerage services. The increase was principally the result of a $148,000 or 45.0% increase in commissions from the sales of tax-deferred annuities and an $80,000 increase in premiums and commissions from retail brokerage services. In the fourth quarter of 2000, the Corporation expanded the services it offers customers by making available to them the purchase of mutual funds, variable-annuities, and other equity and debt securities.

         Loan servicing fees decreased by $2.0 million from $950,000 during the three months ended September 30, 2000, to $(1.1) million during the same period in 2001. As interest rates declined in 2001, actual loan prepayment activity was much higher, as compared to the same period in the previous year. Because of such increased prepayment activity, the Corporation recorded $2.3 million in increased periodic amortization of mortgage servicing rights in the most recent quarter.

         Excluding the effects of the aforementioned increase in amortization of mortgage servicing rights, loan servicing fees increased by $249,000 or 13.3% during the three months ended September 30, 2001, as compared to the same period in the previous year. This increase can be attributed in part to a $348.1 million or 17.3% increase in the average outstanding balance of loans serviced for others during such periods. Contributing to the growth in loans serviced for others was an interest rate environment that caused borrowers to favor fixed-rate loans, which the Corporation generally sells in the secondary market, over adjustable-rate mortgage loans, which the Corporation generally retains in portfolio. Also, in the second quarter of 2001, the Corporation purchased mortgage servicing rights related to $89.4 million in fixed-rate residential mortgage loans on properties located in the state of Iowa.

         Subsequent to September 30, 2001, interest rates have remained at low levels, particularly on the short-end of the yield curve. If this interest rate environment persists, or if interest rates decline further, the Corporation will most likely record large losses on its mortgage servicing rights related to faster than anticipated prepayment activity. Such losses, however, would most likely continue to be offset by relatively high levels of gains on sales of mortgage loans, as described in the following paragraph. It should be noted, however, that further declines in interest rates or increases in market expectations for future prepayments may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of mortgage servicing rights. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market. Management will continue to closely monitor the carrying value of its mortgage servicing rights and will record mark-to-market adjustments as appropriate.

         Gains on sales of loans increased by $3.2 million from $812,000 during the three months ended September 30, 2000, to $4.0 million during the same period in 2001. This increase was primarily attributable to a $221 million or over 590% increase in the Corporation's mortgage loan sales. This increase was due in part to low interest rates during the most recent quarter that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans into fixed-rate loans, both of which are generally sold in the secondary market. Interest rates remain at relatively low levels. If this environment continues, or if interest rates decline further, the Corporation is likely to experience relatively high levels of refinance activity, as well as conversions by borrowers of their adjustable-rate loans into fixed-rate loans. Such activity is expected to result in high levels of gains on sales of mortgage loans, although there can be no assurances.

         Other non-interest income increased by $216,000 or 29.5% during the three months ended September 30, 2001, as compared to the same period in the previous year. This increase was due in part to an increase in fees from customers' conversions of adjustable-rate mortgage loans into fixed-rate mortgage loans due to the low interest rate environment, as previously described. Also contributing to the increase in other non-interest income was an increase in the cash surrender value of the Corporation's bank owned life insurance policies.

         Non-interest income for the nine months ended September 30, 2001 and 2000, was $33.5 million and $25.1 million, respectively. Most of the increase in 2001 was the result of a $10.7 million increase in gains on sales of loans from $1.6 million in 2000 to $12.3 million in 2001. Also contributing was a $2.1 million or 13.0% increase in retail banking fees and a $497,000 or 24.6% increase in premiums and commissions on annuity and insurance sales. These developments were offset in part by a $5.4 million or over 180% decrease in loan servicing fees. The explanations for these changes are substantially the same as those given in previous paragraphs.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended September 30, 2001 and 2000, was $16.4 million and $14.8 million, respectively, which was 2.66% and 2.60% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2000 to 2001.

         Compensation and employee benefits increased by $1.1 million or 12.4% during the three months ended September 30, 2001, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to growth in the number of banking facilities operated by the Corporation. Since September 30, 2000, the Corporation has opened eleven banking facilities and closed one. During the remainder of 2001, the Corporation intends to acquire two more banking facilities through the acquisition of American Community Bank. (For further discussion, refer to "Other Matters".) In addition, the Corporation intends to open two more supermarket banking facilities in the next three to six months, although there can be no assurances. As of September 30, 2001, the Corporation had 988 full-time equivalent employees. This compares to 897 and 871 as of December 31, 2000, and September 30, 2000, respectively.

         Also contributing to the increase in compensation and employee benefits was an increase in commissions paid, due primarily to increased originations of mortgage loans, as previously described.

         Communications, postage, and office supplies expense increased by $129,000 or 11.4% during the three months ended September 30, 2001, as compared to the same period in the previous year. This increase was primarily attributable to general growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $120,000 or 16.5% during the three months ended September 30, 2001, as compared to the same period in the previous year. This increase can be attributed to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation.

         Advertising and marketing costs increased by $77,000 or 13.1% during the three months ended September 30, 2001, as compared to the same period in the previous year. This increase can be attributed to growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas serviced by the Corporation.

         Other non-interest expense increased by $274,000 or 23.4% during the three months ended September 30, 2001, as compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which were increased costs related to the operation and disposition of foreclosed real estate, increased losses from forgery, fraud, and other irregularities associated with customers' deposit accounts, and increased costs related to servicing of loans for the Federal National Mortgage Association (FNMA) and the Federal Home Loan Bank (FHLB). Under the terms of the servicing agreements with these agencies, the Corporation is required to pay a full month's interest when certain loans are repaid, regardless of the actual date of the loan payoff. A declining interest rate environment and increased prepayment activity in 2001 resulted in increased payment of loan pay-off interest to FNMA and FHLB.

         Non-interest expense for the nine months ended September 30, 2001 and 2000, was $48.9 million and $43.3 million, respectively, which was 2.71% and 2.64% of average assets during such periods, respectively. This increase was primarily the result of a $3.0 million or 11.4% increase in compensation and employee benefits. Also contributing was an $874,000 or 26.4% increase in other non-interest expense, a $777,000 or 13.1% increase in occupancy and equipment expense, and a $659,000 or 20.7% increase in communications, postage, and office supplies. Contributing to a lesser degree was a $271,000 or 12.6% increase in ATM and debit card transaction costs and a $91,000 or 5.4% increase in advertising and marketing. The explanations for these changes are substantially the same as those given in previous paragraphs for the three month periods, except as noted in the following paragraph.

         Contributing to the increase in occupancy and equipment expense was the installation of new teller software and hardware in the retail branch network in the second quarter of 2001. In addition, the Corporation closed a limited-service facility and relocated two supermarket offices. These actions resulted in a $278,000 charge-off of obsolete teller equipment and leasehold improvements.

         INCOME TAX EXPENSE Income tax expense for the three months ended September 30, 2001 and 2000, was $3.6 million and $3.2 million, respectively, or 34.8% and 35.6% of pretax income, respectively. Income tax expense for the nine months ended September 30, 2001 and 2000, was $10.3 million and $9.2 million, respectively, or 35.2% and 35.6% of pretax income, respectively. The decline in the Corporation's effective income tax rate was due in part to the purchase of bank owned life insurance policies.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the three and nine month periods ended September 30, 2001 and 2000. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under
Part I, Item I, "Financial Statements", for a summary of the after-tax profit
(loss) of each of the Corporation's profit centers.

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities during the most recent quarter were up $136,000 or 15.0% compared to the same period in the previous year. On a year-to-date basis, profits were down $135,000 or 5.4%. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. In the first nine months of 2001, the Corporation's mortgage banking operation originated $907.1 million in single-family residential loans compared to $397.5 million during the same period in 2000. However, due to the low interest rate environment in 2001, most of this increase was caused by an increase in refinance activity, as described elsewhere in this report. In such an environment, a substantial portion of the internal revenue allocated to the mortgage banking profit center for loan originations is offset by an increase in internal charges for lost servicing value. This methodology for measuring results in the mortgage banking profit center recognizes that during periods of high refinance activity the Corporation incurs significant costs related to the preservation of existing mortgage customer relationships, rather than the creation of new customer relationships. As a result, periods of high refinance activity do not necessarily result in higher earnings in the mortgage banking profit center, despite a substantial increase in loan origination volumes. Refer to "Non-GAAP Adjustments", below, for additional discussion.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio increased slightly during the three month period ended September 30, 2001, as compared to the same period in the previous year, but declined by $779,000 or 12.3% during the nine month period. The slight increase in this profit center's quarterly earnings and the larger decline in its year-to-date earnings occurred despite 2.6% and 6.6% increases in the average assets assigned to the profit center during three and nine month periods, respectively. In 2001, the performance of this profit center has been impacted by a significant increase in charge-offs of internally-capitalized origination costs assigned to the loans in the portfolio. These charge-offs were $682,000 and $2.1 million during the three and nine month periods ended September 30, 2001, compared to only $306,000 and $506,000 during the same periods in the previous year, respectively (refer to "Non-GAAP Adjustments", below, for additional information). These increases resulted from increased conversions of the profit center's adjustable-rate mortgage loans into fixed-rate loans, as discussed elsewhere in this report.

                  The year-to-date performance of this profit center was also impacted by a higher interest rate environment in the previous year, which resulted in a larger increase in the cost of the profit center's funding sources than it did in its yield on earning assets. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation's average cost of interest-bearing liabilities increased by 18 basis points between the nine month period in 2000 and the same period in 2001. In contrast, the yield on the profit center's single-family residential loans increased by only three basis points between the periods. In addition, the yield on the mortgage-backed securities ("MBSs") included in this profit center declined between the periods. This decline occurred because the adjustable-rate mortgage loans the Corporation swapped into MBSs in the third quarter of 2000 carried a lower rate of interest than the securities that were already in the MBS portfolio.

                  The performance of this profit center during the most recent quarter has benefited from a declining interest rate environment in 2001. On a quarterly basis, the Corporation's average cost of interest-bearing liabilities declined by 37 basis points. In contrast, the yield on the profit center's loans declined by only 27 basis points between the periods.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending increased by $299,000 or 27.5% during the three months ended September 30, 2001, but declined modestly during the nine month period in 2001 compared to the same period in 2000. The increase in the most recent quarter was partly the result of a $62.3 million or 13.3% increase in the profit center's average assets. Also contributing, however, was an improvement in the profit center's interest rate spread in response to a declining interest rate environment in 2001. This profit center is funded almost entirely by deposit liabilities. The Corporation's average cost of interest-bearing deposits declined by 24 basis points between the third quarter of 2000 and the same period in 2001. The yield on commercial real estate loans, however, declined by only four basis points between these periods.

                  The modest decline in the year-to-date earnings of this profit center occurred despite a $67.1 million or 15.0% increase in the average assets assigned to this profit center during the period, as compared to the same period in the previous year. The year-to-date performance of this profit center was adversely impacted by higher interest rates in 2000, which resulted in a larger increase in the cost of the profit center's funding sources than it did in its yield on earning assets. The Corporation's average cost of interest-bearing deposits increased by 33 basis points between the nine month period in 2000 and the same period in 2001. However, the yield on commercial real estate loans increased by only ten basis points between the periods.

                  CONSUMER LENDING Profits from the Corporation's consumer lending activities increased by $108,000 or 10.5% and $120,000 or 4.3% during the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in the previous year. These improvements were principally the result of a $45.0 million or 13.3% increase and $60.7 million or 19.2% increase in the profit center's average assets during the most recent three and nine month periods, respectively, as compared to the same periods in 2000. The improvement caused by increased volume was supplemented in the third quarter by a wider interest rate spread in the profit center. This development was caused by a declining interest rate environment in 2001, which resulted in a larger decrease in the profit center's cost of funds than it did in the gross yield on its assets. This profit center is funded almost entirely by deposit liabilities. As previously noted, the Corporation's average cost of interest-bearing deposits declined by 24 basis points between the third quarter of 2000 and the same quarter in 2001. However, the yield on consumer loans declined by only three basis points between the periods.

                  The year-to-date performance of this profit center was negatively impacted by a higher interest rate environment in the previous year, which resulted in a larger increase in the cost of the profit center's funding sources than it did its yield on earning assets. The Corporation's average cost of interest-bearing deposits increased by 33 basis points between the nine month period in 2000 and the same period in 2001. In contrast, the yield on the profit center's loans increased by only 15 basis points between the periods.

                  EDUCATION LENDING Profits from education lending decreased by $486,000 or 44.6% and $720,000 or 24.6% during the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in the previous year. These decreases were principally the result of a sharp decline in market rates of interest in 2001, which resulted in a 264 basis point and 118 basis point decline in the yield on education loans during the three and nine month in 2001, respectively, as compared to the same periods in 2000. In contrast, the cost of the Corporation's money market accounts, which are the primary funding source for this profit center, declined by only 134 basis points during the most recent quarter compared to the same quarter in 2000. On a year-to-date basis, the cost of money market accounts declined by 44 basis points in 2001 compared to the same period in the previous year.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio increased by $19,000 or 4.7% during the three months ended September 30, 2001, as compared to the same period in the previous year. On a year-to-date basis, profits declined by $680,000 or approximately 45% compared to the nine month period in 2000. The decrease in year-to-date profits was due in part to a $15.6 million or 5.8% decline in average assets assigned to this profit center, compared to the same period in the previous year. Contributing to a greater degree, however, were higher interest rates in 2000, which resulted in a significant increase in the year-to-date cost of the profit center's funding sources. However, the yield on the profit center's assets did not benefit from higher rates in 2000 because such assets consisted primarily of fixed-rate securities.

                  The increase in this profit center's quarterly earnings was principally due to a $14.4 million or 5.6% increase in average assets assigned to this profit center, compared to the same quarter in the previous year. In the near term, management of the Corporation expects the assets assigned to this profit center to increase as a result of the temporary investment of proceeds from mortgage loan sales, as well as cash flows from other earning assets. Management expects that the reinvestment of such proceeds will be limited to short-term investment securities. Such securities offer yields that are currently lower than the cost of the profit center's funding sources. Accordingly, such investments could have an adverse impact on the profit center's earnings in future periods. Management believes that building a certain amount of liquidity on the Corporation's balance sheet is a prudent strategy in the near term. Such liquidity will position the Corporation to take advantage of a rising interest rate environment in the future, although there can be no assurances. Refer to "Financial Condition--Overnight Investments" for additional discussion.

                  OTHER SEGMENTS This segment consists primarily of the parent holding company, as well as some of the Bank's wholly-owned subsidiaries. The improvement in the earnings (loss) from this segment was principally the result of lower interest expense in the holding company. This change was caused by a higher level of borrowings in 2000, the proceeds of which were largely used to repurchase the Corporation's stock.

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were $20,000 in the third quarter of 2001 compared to $(712,000) in the third quarter of 2000. Year-to-date, non-GAAP adjustments in 2001 were $1.8 million compared to $(2.5) million in 2000. The changes between these periods were due primarily to the fact that in 2001 a substantial portion of the efforts of the mortgage banking profit center were devoted to the refinance of existing loans rather than the origination of new loans. As such, the Corporation recorded significantly higher levels of internal charge-offs related to its mortgage servicing operations. In addition, the residential loan profit center experienced a substantially higher level of charge-offs related to internally-capitalized origination costs.

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

                  The net cost to acquire and maintain deposit liabilities was 1.09% and 1.14% of average deposit liabilities outstanding during the three months ended September 30, 2001 and 2000, respectively. The net cost for the nine month periods ending as of the same dates was 1.22% and 1.16%, respectively. The decrease in cost between the three month periods was primarily caused by a significant increase in deposit liabilities during the third quarter of 2001. The increase in cost between the nine month periods was due principally to the fact that the Corporation opened eleven new retail banking facilities between September 30, 2000, and September 30, 2001.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $245.4 million or 10.4% during the nine months ended September 30, 2001. This increase was principally funded by a $289.9 million or 17.1% increase in deposit liabilities and a $46.2 million or 12.6% increase in FHLB advances. The increase in the Corporation's total assets was primarily the result of an $81.7 million or 4.6% increase in loans held for investment, a $51.7 million or approximately 400% increase in overnight investments, and a $45.9 million or approximately 200% increase in loans held for sale. The increased funding from deposit liabilities and FHLB advances was also used to reduce federal funds purchased and securities sold under agreements to repurchase by $120.0 million or 100% in the aggregate.

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB and short-term money market accounts, increased by $51.7 million from $13.1 million at December 31, 2000, to $64.8 million at September 30, 2001. The large amount of overnight investments at September 30, 2001, was caused by the temporary investment of proceeds from loan sales. These investments will be used to pay down funding sources as they mature or will be reinvested in other interest-earning assets.

         In the near term, management of the Corporation expects any reinvestment of proceeds from loans sales, as well as cash flows from other earning assets, to be limited to short-term investment securities. Such securities generally offer yields that are lower than the cost of the Corporation's funding sources. Accordingly, such temporary investments could have an adverse impact on the Corporation's net interest margin in future periods. Management believes that building a certain amount of liquidity on the Corporation's balance sheet is a prudent strategy in the near term. Such liquidity will position the Corporation to take advantage of a rising interest rate environment in the future, although there can be no assurances.

         LOANS HELD FOR SALE The Corporation's loans held for sale increased by $45.9 million or approximately 200% during the nine months ended September 30, 2001. This increase was due to an interest rate environment that increased consumer demand for fixed-rate mortgage loans and resulted in increased conversions of adjustable-rate loans into fixed-rate loans, as previously described. Both of these categories of loans are classified as "held for sale" until the date of the sale, which typically occurs within 30 to 60 days of origination and/or conversion.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $19.0 million or 4.6% during the nine months ended September 30, 2001. This increase was caused by the purchase of $161.1 million in short- and medium-term, fixed-rate CMOs. Approximately 50% of these securities were classified as "available for sale", and the remainder were classified as "held for investment". These purchases were offset in part by $145.8 million in principal repayments on the portfolio during the nine months ended September 30, 2001.

         LOANS HELD FOR INVESTMENT The Corporation's portfolio of loans held for investment increased by $81.7 million or 4.6% during the nine months ended September 30, 2001. This increase was caused by the Corporation's purchase of $177.0 million in adjustable-rate residential mortgage loans originated by third-party financial institutions. During this period, the interest rate environment had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined significantly in the most recent period. Although the Corporation was able to maintain internal growth in commercial real estate, consumer, and education loans, the Corporation purchased adjustable-rate mortgage loans from three third-party financial institutions in an effort to maintain growth in its level of earning assets. These loans were subjected to substantially the same underwriting process as the Corporation's own loans. These loans are located throughout the U.S., with no single state making up a significant portion of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 200 to 250 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of three to seven years before their first adjustment date. The loans were purchased by First Capital Holdings, Inc., the Corporation's wholly-owned investment subsidiary in Nevada.

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

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $289.9 million or 17.1% during the nine months ended September 30, 2001. Management attributes this growth to recent volatility in other financial markets, which has made traditional bank financial offerings more attractive to consumers, as well as aggressive pricing of certificates of deposit by the Corporation in its market areas. Although there can be no assurances, the Corporation intends to be less aggressive in pricing its certificates of deposit over the next two quarters in light of the significant amount of certificates it expects will mature during such periods.

         The Corporation's deposit liabilities were also impacted by a $60.5 million or over 350% increase in custodial deposit accounts during the nine months ended September 30, 2001. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts were at a high level during the recent period due to significant increases in loan prepayment activity.

         FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation's federal funds purchased and securities sold under agreement to repurchase declined by $120.0 million or 100% in the aggregate during the nine months ended September 30, 2001. This decrease was primarily funded by an increase in deposit liabilities, as previously described.

         FHLB ADVANCES The Corporation's FHLB advances increased by $46.2 million or 12.6% during the nine months ended September 30, 2001. Additional FHLB advances were specifically drawn during the period to fund growth in the Corporation's mortgage-backed and related securities.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $5.9 million or 0.23% of total assets at September 30, 2001, compared to $4.4 million or 0.19% of total assets at December 31, 2000. At September 30, 2001, non-performing assets included $1.0 million of real estate in judgement and real estate acquired through foreclosure related to three independent builders that experienced problems with a number of small single-family projects. Although foreclosure on these loans has commenced, management does not expect to incur significant losses. At December 31, 2000, this compared to $1.4 million in such assets. The Corporation's allowance for loan and real estate losses was 150% and 188% of non-performing assets as of the same dates, respectively.

         In addition to non-performing assets, at September 30, 2001, management was closely monitoring $3.0 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $2.8 million in such assets at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain sufficient liquidity to ensure safe and sound operation. The Bank's objective is to maintain liquid assets (generally defined as cash and due from banks, interest-bearing deposits with banks, investment securities, and mortgage-backed and related securities) equal to at least 4% of its liquidity base (generally defined as short-term deposit liabilities and other borrowings). At September 30, 2001, the Bank's was in compliance with its management policies with respect to liquidity.

         The Corporation's stockholders' equity ratio as of September 30, 2001, was 6.10% of total assets. The Corporation's long-term objective is to increase its stockholders' equity ratio to approximately 7.0%, which is consistent with its long-term return on asset and return on equity goals of at least 1.2% and 15.0%, respectively.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At September 30, 2001, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $6.4 million and $5.7 million during the nine months ended September 30, 2001 and 2000, respectively. These amounts equated to dividend payout ratios of 33.9% and 34.0% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On October 23, 2001, the Corporation's Board of Directors declared a regular quarterly dividend of $0.12 per share payable on December 6, 2001, to shareholders of record on November 15, 2001.

         During the nine months ended September 30, 2001, the Corporation repurchased 228,800 shares of common stock at a cost of $3.2 million under its 1999 and 2000 stock repurchase plans (the "1999 Plan" and "2000 Plan", respectively). As of September 30, 2001, no shares remain to be purchased under the 1999 Plan, while 904,260 shares remain to be purchased under the 2000 stock repurchase plan (the "2000 Plan"). On April 24, 2001, the Corporation's Board of Directors extended the 1999 and 2000 Plans for another twelve months. The shares may be repurchased from time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the nine months ended September 30, 2001, the Corporation reissued 140,006 shares of common stock out of its inventory of treasury stock with a cost basis of $1.8 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

OTHER MATTERS

         On October 31, 2001, the Corporation completed the acquisition of American Community Bankshares, Inc. ("ACB"), the parent company of American Community Bank, headquartered in Wausau, Wisconsin. As a result of the acquisition, ACB has been merged into the Corporation, with ACB shareholders exchanging each share of ACB common stock for 4.5 shares of the Corporation's common stock, or approximately 1.9 million shares. The transaction was accounted for using the purchase method of accounting. The amount of goodwill recorded in connection with this transaction will depend on the estimated fair value that will be assigned to the identifiable tangible and intangible assets and liabilities of ACB, including a deposit-based intangible asset. Management has not completed a deposit portfolio valuation analysis as of the date of this report or completed its estimate of the fair value of ACB's tangible assets and liabilities. As such, management is not able to estimate the value of the deposit-based intangible or goodwill at this time. The transaction was tax-free to ACB shareholders receiving the Corporation's stock.


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

         As of September 30, 2001, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 2000.

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


                                                   FIRST FEDERAL CAPITAL CORP


/s/ Jack C. Rusch                                  November 13, 2001
Jack C. Rusch
President and Chief Executive Officer
(duly authorized officer)


/s/ Michael W. Dosland                             November 13, 2001
Michael W. Dosland
Senior Vice President and
Chief Financial Officer