Form 10-K
period 2001-12-31
FIRST FEDERAL CAPITAL CORP
filed 2002-03-15
CIK 851207

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as the Registrant has been subject to such requirements), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of March 1, 2002, was approximately $258.2 million. This amount was based on the closing price of $16.25 per share of the Registrant's common stock as of the same date.

The number of shares of common stock of the Registrant outstanding as of March 1, 2002, was 20,033,558 (net of 182,375 shares held as treasury stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

                            -------------------------



                             THIS PAGE INTENTIONALLY

                                   LEFT BLANK


                            -------------------------

                           FORM 10-K TABLE OF CONTENTS

PART I                                                                                                    Page
             Item 1--Business................................................................................2

             Item 2--Properties.............................................................................16

             Item 3--Legal Proceedings......................................................................16

             Item 4--Submission of Matters to a Vote of Security Holders....................................16

PART II

             Item 5--Market for Registrant's Common Equity and Related Stockholder Matters..................17

             Item 6--Selected Financial Data................................................................18

             Item 7--Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.............................................................................19

             Item 7A--Quantitative and Qualitative Disclosures about Market Risk............................34

             Item 8--Financial Statements and Supplementary Data............................................38

             Item 9--Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure.............................................................................67

PART III

             Item 10--Directors and Executive Officers of the Registrant....................................68

             Item 11--Executive Compensation................................................................68

             Item 12--Security Ownership of Certain Beneficial Owners and Management and Related
                      Stockholder Matters...................................................................68

             Item 13--Certain Relationships and Related Transactions........................................68

PART IV

             Item 14--Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................68

SIGNATURES..................................................................................................70

EXHIBITS....................................................................................................72

FORWARD-LOOKING STATEMENTS

         This report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include words and phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "is estimated", "is projected", "intends to", or similar expressions. Forward-looking statements are based on management's current expectations. Examples of factors which could cause future results to differ from management's expectations include, but are not limited to, the following: general economic and competitive conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; general market rates of interest; interest rates on competing investments; interest rates on funding sources; consumer and business demand for deposit and loan products and services; consumer and business demand for other financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolios. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results may differ materially from management's current expectations.

         Management of the Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

ITEM 1--BUSINESS

         This section of the report contains general information about First Federal Capital Corp (the "Corporation"), its wholly-owned subsidiary First Federal Saving Bank of La Crosse-Madison (the "Bank"), and the Bank's wholly-owned subsidiaries (collectively "the reporting group"). Included in this section is information regarding the reporting group's markets and business environments, significant operating and accounting policies, practices, and procedures, as well as its competitive and regulatory environments. Information regarding the reporting group's current financial condition and results of operations is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and Part II, Item 8, "Financial Statements and Supplementary Data". This section should be read in conjunction with those sections.

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

FIRST FEDERAL SAVINGS BANK LA CROSSE-MADISON

         The Bank was founded in 1934 and is a federally-chartered, federally-insured, savings bank headquartered in La Crosse, Wisconsin. The Bank's primary business is community banking, which includes attracting deposits from and making loans to the general public, businesses, government, and professional customers. In addition to deposits, the Bank obtains funds through borrowings from the Federal Home Loan Bank of Chicago ("FHLB"), as well as through other sources such as securities sold under agreements to repurchase and purchases of federal funds. These funding sources are principally used to originate loans, including single-family residential loans, commercial real estate loans, business loans and lines of credit, consumer loans, and education loans. The Bank also purchases single-family residential and commercial real estate loans from third-party financial institutions and invests in mortgage-backed and related securities. The Bank is also an active seller of residential loans in the secondary market.

         The Bank's primary market areas for conducting its activities consist of communities located in the western, south-central, and eastern portions of Wisconsin and the northern portion of Illinois, as well as contiguous counties in Iowa and Minnesota. The Bank maintains 78 banking offices in its market areas. Twenty of these offices are located in the Madison metropolitan area, six in the La Crosse metropolitan area, five in the city of Eau Claire, four in the Appleton and Wausau areas, three in the Beloit, Hudson, and Green Bay areas, and two each in the cities of Kenosha, Janesville, Neenah, Oshkosh, and Racine, Wisconsin. The Bank also maintains one banking facility in thirteen other cities located throughout its market area in Wisconsin, as well as five offices in the Rockford, Illinois, area. The Bank also has two separate residential loan production offices in Appleton, Wisconsin.

         The Bank is subject to regulation and examination by the Office of Thrift Supervision ("OTS"), its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law.

         The Bank's principal executive offices are located at 605 State Street, La Crosse, Wisconsin, 54601, and its telephone number is (608) 784-8000. The Bank's internet site is www.firstfed.com.

ORGANIZATIONAL STRUCTURE AND SEGMENT REPORTING

         In 2001, the Corporation completed a reorganization along functional lines rather than product lines. The principal components of the Corporation's organization now consist of a Community Banking Group, which has primary responsibility for the sale and delivery of all the Corporation's products and services, and a Corporate Administration and Operations Group, which has primary responsibility for product support, data and technology management, and property management. The Corporation also has a Commercial Real Estate Lending Division, which is responsible for the origination and servicing of commercial real estate loans, a Finance and Treasury Division, and a Human Resources Division. Each group or division is led by an executive officer that reports directly to the president of the Corporation.

         Despite its reorganization along functional rather than product lines, the Corporation continues to account for its operations along product lines. The Corporation tracks profitability in four major areas: (i) residential lending,
(ii) commercial real estate lending, (iii) consumer lending, and (iv) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes mortgage-backed securities that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, as well as functions related to the origination and servicing of such loans. Consumer lending is divided into two profit centers for segment reporting purposes: (i) a consumer lending portfolio, which consists of the Corporation's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans, and
(ii) an education loan portfolio, which also includes functions related to the origination and servicing of the loans. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. However, mortgage-backed securities collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

         The Corporation's extensive branch network, which delivers checking, savings, certificates of deposit and other financial products and services to customers, is considered a support department for segment reporting purposes.

         In October 2001, the Corporation completed the acquisition of American Community Bankshares, Inc. ("ACB"). In addition, in January 2002 the Corporation announced an agreement to purchase three branch offices in Rochester, Minnesota, from another financial institution. This purchase includes the customer loans and deposits at those branches. In addition to offering products and services similar to the Corporation's existing product lines, these institutions also deliver commercial loan and deposit products and services to business customers. This represents a new line of business for the Corporation and a new reportable segment. The financial results of this new line of business have not been separately reported in 2001 due to continuing efforts to design these products on the Corporation's systems, as well as efforts to complete the integration of the operations of ACB and the three

Rochester branches. For additional discussion, refer to Notes 14 and 15 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         For additional discussion regarding the Corporation's reportable segments, refer to Note 13 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data", as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

LENDING ACTIVITIES

         GENERAL The principal categories of loans in the Corporation's portfolio are conventional real estate loans secured by single-family residences, commercial real estate loans secured by multi-family residential and non-residential real estate, consumer loans secured primarily by second mortgages on single-family residences and automobiles, government-guaranteed education loans, and commercial loans to businesses secured by varied collateral or consideration. Although the Corporation also originates single-family residential loans that are insured or partially guaranteed by federal and state agencies, the Corporation does not generally retain such loans in its residential loan portfolio. As of December 31, 2001, approximately 68% of the Corporation's total assets consisted of loans held for investment purposes.

         RESIDENTIAL LENDING Single-family residential loans accounted for approximately 36% of the Corporation's gross loans as of December 31, 2001. Applications for single-family residential and construction loans are accepted by commission-based employees of the Corporation at a number of locations (most of which are located with deposit-taking offices) and by salaried employees at a few other deposit-taking offices that are able to handle such applications.

         In general, the Corporation retains in its portfolio only single-family residential mortgage loans that provide for periodic adjustments of the interest rate ("adjustable-rate mortgage loans"). These loans generally have terms of up to 30 years and interest rates which adjust every one to two years in accordance with an index based on the yield on certain U.S. government securities. A portion of these loans may guarantee borrowers a fixed rate of interest for the first three to five years of the loan's term. Furthermore, most of these loans have annual interest rate change limits ranging from 1% to 2%, maximum lifetime interest rates ranging from 11% to 17%, and minimum lifetime rates of approximately 6%. It is the Corporation's practice from time-to-time to discount the interest rate it charges on its adjustable-rate mortgage loans during the first one to five years of the loan, which has the effect of reducing a borrower's payment during such years. In addition, most of the Corporation's adjustable-rate mortgage loan agreements permit borrowers to convert their adjustable-rate loans to fixed-rate loans under certain circumstances in exchange for a fee. Upon conversion, the Corporation generally sells such loans in the secondary market.

         Adjustable-rate mortgage loans decrease the Corporation's exposure to risks associated with changes in interest rates, but involve other risks because as interest rates increase, borrowers' monthly payments increase, thus increasing the potential for default. This risk has not had any adverse effect on the Corporation to date, although no assurances can be made with respect to future periods.

         The Corporation occasionally purchases adjustable-rate single-family residential loans from third-party financial institutions. In general, such loans are subject to the same underwriting standards as loans originated directly by the Corporation. However, such loans are usually secured by properties located outside of the Corporation's primary market areas. The seller generally retains servicing of the loans.

         Although the Corporation generally retains only adjustable-rate mortgage loans in its portfolio, it continues to originate fixed-rate mortgage loans in order to provide a full range of products to its customers. In general, such loans are originated only under terms, conditions, and documentation standards that make such loans eligible for sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the FHLB, and other institutional investors. The Corporation generally sells these loans at the time they are originated. In addition, the Corporation generally sells any adjustable-rate mortgage loans that convert to fixed-rate loans in accordance with options granted to such borrowers in the original loan documents, as previously described. Sales of mortgage loans provide additional funds for lending and other business purposes.

         Sales or securitizations of mortgage loans through FHLMC and FNMA have generally been under terms that do not provide for any recourse against the Corporation by the investor. In the case of sales to the FHLB, however, the Corporation retains the credit risk on the underlying loans in exchange for a credit enhancement fee. Furthermore, the Corporation on occasion has also retained the credit risk on certain securitizations of its own loans into mortgage-backed securities ("MBSs") through FHLMC or FNMA.

         The Corporation's general policy is to lend up to 80% of the independently appraised value of the property securing a first mortgage loan (referred to as the "loan-to-value ratio"). The Corporation will occasionally lend in excess of an 80% loan-to-value ratio on a first mortgage loan, but will generally require the borrower to obtain mortgage impairment insurance on the portion of the loan that exceeds 80%. The Corporation receives commission revenue from the independent insurance providers that sell such policies to the Corporation's loan customers. Beginning in 2001, premium revenue on the sale of such policies is also received through a wholly-owned, second-tier subsidiary of the Bank. This revenue is received in exchange for the subsidiary's reinsurance of a portion of the mortgage impairment risk. Refer to "Subsidiaries", below, for additional discussion.

         In 2001, the Corporation began to offer loan programs to qualifying borrowers with good credit standing which will enable them to obtain a second mortgage loan from the Corporation in conjunction with their first mortgage loan. Under these programs, the combined principal balance of the loans will not exceed 100% of the property's value and the Corporation will waive the requirement for mortgage impairment insurance.

         The Corporation also originates loans to individuals to construct single-family residences. Such loans accounted for approximately 3% of the Corporation's gross loans as of December 31, 2001. Construction loans may be made without commitments to purchase the property being constructed and the borrower may not have take-out commitments for permanent financing on hand at the time of origination. Construction loans generally have a maturity of 6 to 12 months and a fixed rate of interest, with payments being made monthly on an interest-only basis. Construction loans are otherwise underwritten and approved in the same manner as other single-family residential loans. Construction loans, however, are generally considered to involve a higher degree of risk than conventional residential mortgage loans. This is because the risk of loss is largely dependent on the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds, if necessary.

         In addition to servicing the loans in its own portfolio, the Corporation continues to service most of the loans that it sells to third-party investors (commonly referred to as "loans serviced for others"). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making such payments on behalf of borrowers when they are due. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate.

         When the Corporation services loans for others, it is compensated for these services through the retention of a servicing fee from borrowers' monthly payments. The Corporation pays the third-party investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers. The difference, typically 25 basis points or more, is retained by the Corporation and recognized as servicing fee income over the lives of the loans, net of amortization of capitalized mortgage servicing rights. The Corporation also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds. The Corporation also purchases mortgage servicing rights from third parties for which it retains an agreed-upon fee from borrowers' monthly payments, as previously described. The Corporation performs substantially the same services for these loans as it does on its own originations.

         Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Corporation's mortgage banking operations. That is, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will generally be offset in part by an opposite change in loan servicing fee income. These fluctuations are usually the result of actual loan prepayment activity that is different from that which was anticipated when the related servicing rights were originally recorded. However, fluctuations in the value of mortgage servicing rights may also be caused by mark-to-market adjustments under generally accepted accounting principles ("GAAP"). That is, the value of servicing rights may fluctuate because of changes in the discount rates or future prepayment assumptions used to periodically value servicing rights. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from a change in future prepayment assumptions to be recorded in the period in which the change occurs. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded under GAAP until the customer actually prepays the old loan and the new loan is sold in the secondary market. Mortgage servicing rights are particularly susceptible to unfavorable mark-to-market adjustments during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. For additional discussion, refer to Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data", as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         COMMERCIAL REAL ESTATE LENDING Multi-family residential loans and non-residential real estate loans (together "commercial real estate loans") accounted for approximately 28% of the Corporation's gross loans as of December 31, 2001. Applications for commercial real estate loans are accepted at the Corporation's main office in La Crosse, as well as offices in Madison, Appleton, Milwaukee, and Wausau, Wisconsin. All underwriting and approval of such loans, however, is performed at the Corporation's main office in La Crosse, as is the servicing of such loans on an on-going basis. It is the Corporation's general policy to restrict its commercial real estate lending to loans secured by properties located within a 300-mile radius of La Crosse, which includes all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota.

         The Corporation's emphasis in commercial real estate lending is in loans secured by collateral classified as Type A properties, which are to comprise not less than 80% of the Corporation's total commercial real estate loan portfolio. Examples of such properties include multi-family residential properties, retail shopping establishments, office buildings, and multi-tenant industrial buildings. Not more than 20% of the Corporation's commercial real estate loan portfolio is to include loans secured by collateral classified as Type B properties, examples of which include nursing homes, single-tenant industrial buildings, hotels and motels, and churches. The Corporation's current policy is to not make any new loans secured by collateral classified as Type C properties, examples of which include restaurants, recreation facilities, and other special purpose facilities, although the Corporation has made loans secured by such properties in the past. The properties securing the Corporation's commercial real estate loans are generally "non-owner occupied". That is, the borrower is not a major tenant in the property.

         Applications for commercial real estate loans are generally obtained from existing borrowers, direct contacts by loan officers, and referrals. In general, these loans have amortization periods ranging from 20 to 30 years, mature in ten years or less, and have interest rates which are fixed for one to five years--thereafter adjusting in accordance with a designated index that is generally subject to a floor and a ceiling. Loan-to-value ratios on the Corporation's commercial real estate loans may be as high as 80% for loans secured by Type A properties and 75% or lower for commercial real estate loans secured by Type B properties. In addition, as part of the criteria for underwriting commercial real estate loans, the Corporation generally imposes on potential borrowers a "debt coverage ratio" (the ratio of net cash from operations before payment of debt service to debt service). This ratio ranges from 115% to 120% for loans secured by Type A properties and 120% to 150% for loans secured by Type B properties. It is also the Corporation's general policy to obtain personal guarantees on its commercial real estate loans and, when such guarantees cannot be obtained, to impose more stringent loan-to-value ratios, debt service ratios, and other underwriting requirements.

         The Corporation occasionally purchases commercial real estate loans from third-party financial institutions. In general, such loans are subject to the same geographic restrictions and underwriting standards as loans originated directly by the Corporation. The Corporation, however, does not generally service such loans after their acquisition.

         From time-to-time the Corporation originates loans to construct multi-family residential and non-residential real estate properties. Such loans accounted for approximately 1% of the Corporation's gross loans as of December 31, 2001. Construction loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Corporation's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds if such should become necessary.

The Corporation's construction lending activities are generally limited to an area within a 150-mile radius of each of Madison, La Crosse, Appleton, Milwaukee, and Wausau, Wisconsin.

         Commercial real estate lending is generally considered to involve a higher level of risk than single-family residential lending. This is due to the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on real estate developers and managers and on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. In addition, loans secured by properties located outside of the Corporation's immediate market area may involve a higher degree of risk. This is because the Corporation may not be as familiar with market conditions and other relevant factors as it would be in the case of loans secured by properties located within its market areas. The Corporation does not have a material concentration of commercial real estate loans outside of its immediate market area.

         The Corporation has attempted to minimize the foregoing risks by adopting what management believes are conservative underwriting guidelines that impose more stringent loan-to-value ratios, debt service ratios, and other requirements on loans, which are believed to involve higher elements of risk. The Corporation also requires independent appraisals on all loans, requires personal guarantees where appropriate, limits the geographic area in which the Corporation will make construction loans, and limits the types of loans in its portfolio, as previously described.

         CONSUMER LENDING The Corporation offers consumer loans in order to provide a full range of financial services to its customers. Such loans accounted for approximately 19% of the Corporation's gross loans as of December 31, 2001. Applications for consumer loans are taken at the Corporation's banking offices, as well as over the phone at the Corporation's headquarters in La Crosse. The majority of such loans, however, are underwritten, approved, and serviced on an on-going basis at the Corporation's headquarters. Most of the Corporation's consumer loan portfolio consists of second mortgage loans, but also includes automobile loans, home equity lines of credit, recreational vehicle and mobile home loans, deposit account secured loans, and unsecured lines of credit or signature loans. The Corporation services all of its own consumer loans.

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

         The Corporation believes that the higher yields earned on consumer loans compensate for the increased risk associated with such loans and that consumer loans are important to the Corporation's efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio. Furthermore, the Corporation's net charge-offs on consumer loans as a percentage of gross loans have not been significant in recent years, despite the risks inherent in consumer lending.

         In conjunction with its consumer lending activities, the Corporation also offers customers credit life and disability insurance products underwritten and administered by an independent insurance provider. The Corporation receives commission revenue related to the sales of these products. In addition, a wholly-owned subsidiary of the Bank receives premium revenue in exchange for the portion of the insurance risk it has reinsured on these sales. Refer to "Subsidiaries" below, for additional discussion.

         EDUCATION LENDING The Corporation offers education loans through programs sponsored by the federal government. As such, the federal government guarantees most of the principal and interest on such loans. A third party services the loans for the Corporation after they are originated. Education loans accounted for approximately 11% of the Corporation's gross loans as of December 31, 2001.

         Education loans generally carry a floating-rate of interest and have terms of up to 15 years. Legislation enacted in late 1999 changed the interest rate earned by lenders on education loans from the three-month U.S. Treasury bill plus 220 basis points (280 basis points for borrowers no longer in school) to a commercial paper rate plus 174 basis points (234 basis points for borrowers no longer in school). This change was effective for loans originated after January 1, 2000.

         COMMERCIAL BUSINESS LENDING As of December 31, 2001, commercial loans accounted for approximately 2% of the Corporation's gross loans. The Corporation completed the acquisition of ACB, a state-chartered commercial bank in Wausau, Wisconsin, in October 2001. As a result of this acquisition, the Corporation began to offer loans to commercial businesses and agricultural entities in the Wausau area. These loans may take the form of lines of credit, single payment loans, or term payment loans, and may be secured or unsecured depending on the creditworthiness of the borrower. The Corporation is currently operating under the commercial lending policies in place at ACB at the time of its acquisition. However, a new comprehensive commercial lending policy is being developed and is expected to be in place during the first quarter of 2002. Applications for commercial business loans are currently accepted only at the Corporation's downtown Wausau office. Underwriting and approval of commercial loans is performed in Wausau and at the Corporation's main office in La Crosse. The servicing of such loans on an on-going basis will be performed in La Crosse once the operations of ACB are fully integrated into the Corporation.

         Upon completion of the recently announced purchase of three banking offices in Rochester, Minnesota, from another financial institution (along with the related customer loans and deposits), the Corporation will also begin offering commercial loan products in that market area. In addition, the Corporation anticipates that it will begin extending loans to small and middle market business customers in other selected market areas in 2002. However, there can be no assurances.

         For additional discussion relating to the acquisition of ACB and the three banking offices in Rochester, Minnesota, refer to Notes 14 and 15 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         NON-PERFORMING AND OTHER CLASSIFIED ASSETS Loans are generally placed on non-accrual status and considered "non-performing" when, in the judgment of management, the probability of collection of principal or interest is deemed to be insufficient to warrant further accrual of interest. When a loan is placed on non-accrual and/or non-performing status, previously accrued but unpaid interest is deducted from interest income. In general, the Corporation does not record accrued interest on loans 90 or more days past due. Refer to Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         When a loan is placed on non-accrual and/or non-performing status, the Corporation generally institutes foreclosure or other collection proceedings. Real estate property acquired by the Corporation as a result of foreclosure or deed-in-lieu of foreclosure is classified as "real estate" and is considered "non-performing" until it is sold. Other property acquired through adverse judgement, such as automobiles and other depreciable assets, are generally classified as an "other asset". The amount of foreclosed real estate and other repossessed property has not been material to the Corporation in recent years.

         Federal regulations require thrift institutions to classify their assets on a regular basis. In addition, in connection with examinations of thrift institutions, federal examiners have authority to classify problem assets as "Substandard", "Doubtful", or "Loss". An asset is classified as "Substandard" if it is determined to involve a distinct possibility that the Corporation could sustain some loss if deficiencies associated with the loan are not corrected. An asset is classified as "Doubtful" if full collection is highly questionable or improbable. An asset is classified as "Loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "Special Mention" designation, described as assets which do not currently expose the Corporation to a sufficient degree of risk to warrant adverse classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified as "Loss", the

Corporation must either establish a specific allowance for the portion of the asset classified as "Loss", or charge off such amount. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional discussion.

         ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE The Corporation's policy is to establish allowances for estimated losses on specific loans and real estate when it determines that losses are expected to be incurred. In addition, the Corporation maintains a general loss allowance against its loan and real estate portfolios that is based on its own loss experience, management's ongoing assessment of current economic conditions, the credit risk inherent in the portfolios, and the experience of the financial services industry. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         Management of the Corporation believes that the current allowances established by the Corporation are adequate to cover any potential losses in the Corporation's loan and real estate portfolios. However, future adjustments to these allowances may be necessary and the Corporation's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

INVESTMENT AND MORTGAGE-RELATED SECURITIES

         The Corporation periodically invests in collateralized mortgage obligations ("CMOs") and MBSs (collectively "mortgage-backed and related securities"). As of December 31, 2001, such investments accounted for approximately 16% of the Corporation's total assets.

         Management believes CMOs represent attractive investment alternatives relative to other investment vehicles, due to the variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such securities. CMOs purchased by the Corporation represent a participation interest in a pool of single-family residential mortgage loans and are generally rated "AAA" by independent credit-rating agencies. In addition, such investments are secured by credit enhancements and/or subordinated tranches or are collateralized by U.S. government agency MBSs. The Corporation generally invests only in sequential-pay, planned amortization class ("PAC"), and targeted amortization class ("TAC") tranches that, at the time of their purchase, are not considered to be high-risk derivative securities, as defined in applicable regulations. The Corporation does not invest in support-, companion-, or residual-type tranches. Furthermore, the Corporation does not invest in interest-only, principal-only, inverse-floating-rate CMO tranches, or similar complex securities.

         The Corporation also invests in MBSs that are guaranteed by FHLMC, FNMA, or the Government National Mortgage Association ("GNMA"). In addition, the Corporation periodically securitizes or "swaps" mortgage loans in its own portfolio into FHLMC or FNMA MBSs and continues to hold such securities. MBSs enhance the quality of the Corporation's assets by virtue of the guarantees that back them, although the Corporation at times has relinquished such guarantee on loans it has swapped into MBSs (for additional discussion, refer to Note 2 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). In addition, MBSs are more liquid than individual mortgage loans and receive treatment that is more favorable when used to collateralize certain borrowings of the Corporation.

         In addition to MBSs and CMOs, federally-chartered savings institutions such as the Bank have authority to invest in various other types of investment securities, including U.S. and state government obligations, securities of various federal agencies, certificates of deposit issued by insured banks and savings institutions, and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally-chartered savings institution is authorized to make directly. In general, investments in these types of securities are limited to the four highest credit categories as established by the major independent credit-rating agencies. Excluding U.S. government and federal agency securities and mutual funds that invest exclusively in such securities, the Corporation does not invest in individual securities that exceed 10% of its stockholder's equity. As of December 31, 2001, such investments were approximately 1% of the Corporation's total assets.

         The Corporation classifies its mortgage-backed and related securities and its other investment securities as either available for sale or held for investment. For additional discussion, refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

SOURCES OF FUNDS

         DEPOSIT LIABILITIES The Corporation's current deposit products include regular savings accounts, checking accounts, money market deposit accounts, individual retirement accounts, and certificates of deposit ranging in terms from three months to five years. Substantially all of the Corporation's deposits are obtained from individuals and businesses located in Wisconsin and the northern portion of Illinois. As of December 31, 2001, deposit liabilities accounted for approximately 75% of the Corporation's total liabilities and equity.

         In addition to serving as the Corporation's primary source of funds, deposit liabilities (especially checking accounts) are a substantial source of non-interest income. This income is generally received in the form of overdraft fees, periodic service charges, automated teller machine ("ATM") and debit card fees, and other transaction charges. The Corporation's extensive branch network also creates opportunities for sales of non-deposit products such as tax-deferred annuities, mutual funds, and other investment products. In exchange for these sales, the Corporation receives commission revenue from the third-party providers of the financial products and/or services.

         The principal methods used by the Corporation to attract deposit accounts include offering a variety of products and services, competitive interest rates, and convenient office locations and hours. Most of the Corporation's free-standing banking offices have drive-up facilities and 41 of the Corporation's banking facilities are located in supermarkets. The Corporation also owns over 100 ATM machines, all of which are located in Wisconsin and the northern portion of Illinois. Depositors may also obtain a VISA "debit card" from the Corporation, which allows them to purchase goods and services directly from any merchant that accepts VISA credit cards. The same debit card also provides access to the ATM network.

         From time-to-time, the Corporation has also used certificates of deposit sold through third-party brokers ("brokered deposits") as an alternative to borrowings from the FHLB. FDIC regulations govern the acceptance of brokered deposits by insured depository institutions such as the Corporation. At December 31, 2001, the Corporation had $22.3 million in brokered deposits outstanding.

         FEDERAL HOME LOAN BANK ADVANCES The Corporation obtains advances from the FHLB secured by certain of its home mortgage loans and mortgage-related securities, as well as stock in the FHLB that the Corporation is required to own. Such advances may be made pursuant to several different credit programs, each with its own interest rate and range of maturity dates. As of December 31, 2001, FHLB advances accounted for approximately 17% of the Corporation's total liabilities and equity.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation occasionally enters into sales of securities under agreements to repurchase (commonly referred to as "reverse-repurchase agreements"). In form, these transactions are an arrangement in which the sale of securities is accompanied by a simultaneous agreement to repurchase the identical securities (or substantially the same securities) at a future date. In substance, however, these arrangements are borrowings secured by high-quality, highly-liquid securities such as FNMA or FHLMC MBSs. Accordingly, these arrangements are accounted for as borrowings in the Corporation's financial statements.

         Securities sold under repurchase agreements are physically delivered to the broker-dealers that arrange the transactions. The broker-dealers may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations. The Corporation is exposed to risk in these types of transactions in that changes in market prices, economic losses, or other factors could prevent or delay the counter-parties in the transaction from returning the securities at the maturity of the agreement. The Corporation limits its exposure to such risk by utilizing standard industry agreements, limiting transactions to large, reputable broker-dealers, limiting the amount that can be borrowed from an individual broker-dealer, and limiting the duration of such agreements (typically one to six months). There were no securities sold under agreements to repurchase as of December 31, 2001.

         FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS The Corporation has lines of credit with three financial institutions. These lines, which amount to $60.0 million in the aggregate, permit the overnight purchase of federal funds. The Corporation also has a $5.0 million line of credit with a fourth financial institution. The interest rate on borrowings under this line is determined on a periodic basis using an index based on the London Inter-Bank Offered Rate ("LIBOR"). As of December 31, 2001, there was no balance outstanding under these lines of credit.

SUBSIDIARIES

         The Bank has a number of subsidiaries that engage in certain activities that management believes are more appropriately conducted by a subsidiary of the Bank. Following is a brief description of each subsidiary.

         FIRST CAP HOLDINGS, INC. The Bank formed a wholly-owned subsidiary in the State of Nevada in 1993. The subsidiary, First Cap Holdings, Inc. ("FCHI"), was formed to consolidate and improve the efficiency, management, safekeeping, and operations of the Bank's investment securities portfolio and certain other holdings. In addition, the formation of FCHI has resulted in a lower effective income tax rate for the Bank because the State of Nevada does not currently impose a corporate income tax. As of December 31, 2001, FCHI was managing $475.0 million in investments and mortgage-related securities and $234.4 million in purchased single-family residential loans for the Bank. FCHI's net income was $26.4 million $27.7 million, and $24.6 million during the years ended December 31, 2001, 2000, and 1999, respectively. The Bank's net investment in FCHI as of December 31, 2001, was $793.5 million, which was eliminated in consolidation in accordance with GAAP.

         FIRST REINSURANCE, INC. The Bank formed a wholly-owned subsidiary in the State of Arizona in 1998. The subsidiary, First Reinsurance, Inc. ("FRI"), was formed to reinsure or "underwrite" credit life and disability insurance policies sold to the Bank's consumer loan customers. FRI assumes the first level of risk on these policies and a third-party insurer assumes the remaining risk. The third-party insurer is also responsible for performing most of the administrative functions of the subsidiary on a contract basis. FRI's net income was $227,000, $163,000, and $140,000 during the years ended December 31, 2001,
2000, and 1999, respectively. At December 31, 2001, the Bank's net investment in FRI was $1.0 million, which was eliminated in consolidation in accordance with GAAP.

         TURTLE CREEK CORPORATION The Bank acquired Turtle Creek Corporation ("Turtle Creek") in 1995 as a result of its acquisition of another financial institution. Turtle Creek, a Wisconsin corporation, holds a 40% limited partnership interest in an apartment complex providing housing for low-to-moderate income and elderly persons. Turtle Creek's aggregate investment in this project was $78,000 at December 31, 2001. Turtle Creek had net income
(loss) of ($18,000), ($10,000), and $66,000 during the years ended December 31, 2001, 2000, and 1999, respectively. Results for 1999 included a $107,000 gain on the sale of Turtle Creek's remaining interest in a land development project. The Bank's net investment in Turtle Creek as of December 31, 2001, was $95,000, which was eliminated in consolidation in accordance with GAAP.

         FIRST ENTERPRISES, INC. The Bank's wholly-owned subsidiary, First Enterprises, Inc. ("FEI"), was incorporated in 1971 in the State of Wisconsin. During the period from the late-1970s to the mid-1980s, FEI was primarily involved in the acquisition and development of hotels. Except for the maintenance of its two remaining hotel investments, however, FEI is no longer involved in these types of activities. The principal asset of FEI is its investment in FFMR, described in the next paragraph. FEI had net income of $113,000, $30,000, and $84,000 during the years ended December 31, 2001, 2000, and 1999, respectively. At December 31, 2001, the Bank's net investment in FEI was $659,000, which was eliminated in consolidation in accordance with GAAP.

         FF MORTAGE REINSURANCE, INC. In 2000, the Bank completed the formation of FF Mortgage Reinsurance, Inc. ("FFMR"), a Vermont corporation, as a wholly-owned subsidiary of FEI. FFMR was formed to reinsure or "underwrite" a portion of the mortgage impairment insurance policies purchased by the Bank's loan customers (refer to "Lending Activities--Residential Lending"). FFMR assumes a second level of risk on these policies, which is capped at a certain level. Third-party insurers assume the first level of risk, as well as any risk above the capped amount. A third-party management company is responsible for performing most of the administrative functions of the subsidiary on a contract basis. FFMR had net income of $42,000 during its first year of operations in 2001. FEI's net investment in FFMR as of December 31, 2001, was $614,000 which was eliminated in consolidation in accordance with GAAP.

COMPETITION

         The Corporation faces significant competition in attracting deposits through its branch network. Its most direct competition has historically come from commercial banks, credit unions, and other savings institutions located in its market area. In addition, the Corporation faces significant competition from mutual fund and insurance companies, as well as primary financial markets such as the stock and bond markets. The Corporation competes for deposits principally by offering customers a variety of deposit products, convenient branch locations, operating hours, and other services. The Corporation does not rely upon any individual group or entity for a material portion of its deposits.

         The Corporation's competition for loans comes principally from mortgage banking companies, other savings institutions, commercial banks, finance companies, and credit unions. The Corporation competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, the variety of its products, and on referrals from real estate brokers, builders, and business customers.

REGULATION AND SUPERVISION

         References in this section to applicable laws and regulations are brief summaries only. All such summaries are qualified in their entirety by the applicable laws and regulations, which you should consult to understand their details and operation.

         REGULATION OF THE CORPORATION The Corporation is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act ("HOLA"). As such, the Corporation is registered with and subject to OTS examination and supervision as well as to certain OTS reporting requirements. The Corporation is also required to file certain reports and otherwise comply with the rules and regulations of the Securities and Exchange Commission ("SEC"). Furthermore, the Corporation is limited with respect to the transactions it can execute with its affiliates (including the Bank), and its ability to acquire control of another insured financial institution, as specified more fully in the applicable regulations. There generally are no restrictions as to activities of a unitary savings and loan holding company such as the Corporation as long as its sole insured subsidiary, the Bank, continues to meet certain regulatory requirements, which management believes it did as of December 31, 2001.

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

         The investment and lending authority of a federally-chartered savings bank is prescribed by federal laws and regulations. The Bank is also subject to regulatory provisions affecting a wide variety of matters including, but not limited to, branching, loans to one borrower, investment restrictions, activities of subsidiaries, loans to "insiders," and transactions with affiliates. Certain of the regulatory requirements applicable to the Bank are described in more detail in the following paragraphs.

                  INSURANCE OF DEPOSITS The Bank's savings deposits are insured by SAIF, which is administered by the FDIC, up to the maximum extent provided by law, currently $100,000 for each depositor. The Bank is subject to a risk-based insurance assessment system under which higher insurance assessment rates are charged to those thrift institutions that are deemed to pose greater risk to the deposit insurance fund. Under this system, insurance assessments range from 0% of deposits for the healthiest financial institutions to 0.27% of deposits for the weakest. This risk-based assessment schedule is identical to that for institutions insured by the Bank Insurance Fund ("BIF"), which is also administered by the FDIC. Under both funds, the insurance assessment paid by a particular institution will depend on the "supervisory rating" it receives from the FDIC ("A," "B," or "C") and on its regulatory capital level ("well capitalized," "adequately capitalized," or "undercapitalized"). Based upon its current supervisory rating and regulatory capital level, and assuming no change in the Bank's risk classification or in overall premium assessment levels, the Bank anticipates that its insurance assessment for 2002 will be zero, which is the same as the Bank's 2001 rate.

                  CAPITAL STANDARDS The Bank is subject to minimum regulatory capital requirements as specified by OTS regulations. As more fully described in such regulations, the Bank is subject to a leverage limit of at least 3% of total assets, a tangible capital limit of at least 1.5% of total assets and a risk-based capital limit of at least 8% of risk-weighted assets. As of December 31, 2001, the Bank exceeded all minimum regulatory capital requirements as specified by the OTS.

                  The Bank is also subject to minimum regulatory capital requirements as specified by FDIC regulations. As more fully described in such regulations, the Bank must meet the following capital standards to be classified as "adequately capitalized" under FDIC guidelines: (1) Tier 1 capital in an amount not less than 4% of adjusted total assets, (ii) Tier 1 capital in an amount not less than 4% of risk-weighted assets, and (iii) total capital in an amount not less than 8% of risk-weighted assets. As of December 31, 2001, the Bank exceeded all minimum regulatory capital requirements as specified by the FDIC. For additional discussion, refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data."

                  CLASSIFICATION OF ASSETS As previously described, the Bank's problem assets are subject to classification according to one of three categories: "Substandard", "Doubtful" and "Loss". An institution is required to develop its own program to classify its assets on a regular basis and to set aside appropriate loss reserves on the basis of such classification. The Bank believes that it is in compliance with the foregoing requirements.

                  QUALIFIED THRIFT LENDER TEST A savings association that does not meet the Qualified Thrift Lender Test ("QTL Test"), as set forth in the HOLA and OTS regulations, may lose access to FHLB advances and must either convert to a bank charter or comply with certain restrictions on its operations. Under the QTL Test, a savings association is required to maintain a certain percentage of its assets in qualifying investments, as defined by regulations. In general, qualifying investments consist of housing-related assets. At December 31, 2001, the Bank's assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

                  FEDERAL HOME LOAN BANK SYSTEM The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member financial institutions. The Bank, as a member of the FHLB of Chicago, is required to purchase and hold shares of capital stock in the FHLB of Chicago. The requirement is equal to the greater of 1% of the Bank's aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB of Chicago. At December 31, 2001, the Bank had a $28.1 million investment in the stock of the FHLB of Chicago and was in compliance with this requirement.

                  The Bank's investment in FHLB stock, its single-family mortgage loans and certain other assets (consisting principally of CMOs and MBSs) are used to secure advances from the FHLB of Chicago. The interest rates charged on advances vary with the maturity of the advance and the FHLB's own cost of funds.

                  FEDERAL RESERVE SYSTEM Regulation D, as promulgated by the Federal Reserve Board, requires savings institutions to maintain non-interest-earning reserves against certain transaction deposit accounts and other liabilities. At December 31, 2001, the Bank's minimum required reserve level was $37.3 million and it was in compliance with the regulation.

                  DIVIDEND RESTRICTIONS The payment of dividends by the Bank is subject to various limitations set forth in federal regulations and as briefly described in Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data." The Bank has not paid any dividends in violation of these regulations.

                  COMMUNITY REINVESTMENT ACT Under the Community Reinvestment Act of 1977, as amended (the "CRA"), and as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank's latest CRA rating, received in 2000, was "Outstanding."

         FINANCIAL SERVICES MODERNIZATION ACT The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act" or "Act") is intended to increase competition in the financial services area, including repealing sections of the 1933 Glass-Steagall Act so that financial firms, such as banks and securities and insurance firms can affiliate with each other through the formation of financial holding companies. The Act appoints the Federal Reserve as the "umbrella" regulator for such entities. The Act also restricts the chartering and transferring of unitary thrift holding companies, although it does not restrict the operations of unitary holding companies which were in existence prior to May 4, 1999, and which continue to meet the test and control only a single savings institution. Since the Corporation was treated as a unitary holding company prior to May 4, 1999, and since the Bank is in compliance with the QTL test, the Act will not prohibit the Corporation from engaging in nonfinancial activities or acquiring nonfinancial subsidiaries; however, the Act would restrict any nonfinancial entity from acquiring the Corporation, unless that entity was, or had submitted an application to become, a unitary savings and loan holding company prior to May 4, 1999.

         The Act provides a number of consumer protections, including provisions aimed at protecting the privacy of consumer information. Many of the Act's provisions, including those pertaining to consumer privacy, require regulatory action, including the promulgation of regulations, to become effective. The Act's consumer privacy requirements require among other things that the Bank (i) provide new customers with a notice explaining their privacy rights at the time they become customers, (ii) provide an initial privacy rights notice to existing customers, (iii) provide an annual privacy rights notice to all continuing customers, (iv) implement internal privacy safeguards, and (v) not disclose protected information to any unaffiliated third party (except as required to affect, administer or enforce a transaction requested by the customer or certain other limited exceptions) without first giving the customer the option to elect not to allow such disclosure. The Bank does not believe that compliance with the new consumer privacy provisions has had a significant impact on its business. It is too early to assess the eventual impact of the Act or other implementing regulations on the financial services industry in general or on the specific operations of the Bank and the Corporation.

TAXATION

         FEDERAL TAXATION The Corporation is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "IRC"). The Corporation, the Bank, and the Bank's wholly-owned subsidiaries (excluding FRI) file consolidated federal income tax returns, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. The consolidated entity pays taxes at the federal statutory rate of 35% of its taxable income, as defined in the IRC. Refer to Notes 1 and 8 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item, 8, "Financial Statements and Supplemental Data," for additional discussion. As of December 31, 2001, the Corporation had no material disputes outstanding with Internal Revenue Service.

         STATE TAXATION The states of Wisconsin, Illinois and Minnesota impose a tax on their apportioned shares of the Corporation's taxable income at the rate of 7.9%, 7.3% and 9.8%, respectively (all state income taxes are deductible on the Corporation's federal income tax return). These states' definitions of taxable income are generally similar to the federal definition, except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes (except for Illinois, which allows a deduction for taxes paid to other states), and, in Wisconsin and Minnesota, net operating losses may be carried forward but not back. Minnesota and Illinois require the filing of consolidated state income tax returns, whereas Wisconsin currently requires separate returns for each entity in the consolidated group.

         FCHI and FRI are subject to taxation in the states of Nevada and Arizona, respectively. The State of Nevada does not currently impose a corporate income tax and the State of Arizona imposes a tax on the premium revenues of insurance companies rather than taxable income. Although the taxable income of these subsidiaries is not currently subject to taxation in the State of Wisconsin, from time-to-time the government of the State of Wisconsin proposes legislation that would require consolidated income tax returns for entities headquartered in the state. To date, none of these legislative proposals have been passed into law. However, if such legislation were to ever be passed into law, it could result in the taxable income of FCHI, and possibly FRI, being subject to taxation in the State of Wisconsin. If the Corporation had been required to file a consolidated state income tax return in Wisconsin for the year ended December 31, 2001, the Corporation's income tax expense would have been approximately $2.2 million higher than that which has been reported. This would have reduced diluted and basic earnings per share by approximately $0.12 per share. At this time, management of the Corporation is not aware of any legislative proposals that would result in the filing of a consolidated state income tax return in the State of Wisconsin. However, there can be no assurances that such legislation will not be introduced and passed into law in the future.


ITEM 2--PROPERTIES

         As of December 31, 2001, the Corporation conducted its business from its corporate offices in La Crosse, Wisconsin, 75 other banking facilities located throughout Wisconsin, as previously described, and two separate loan production offices, also located in Wisconsin. At such date, the Corporation owned the building and/or land for 27 of its offices and leased the building and/or the land for its remaining 51 properties, including 41 located in supermarkets. The Corporation also owns or leases certain other properties to meet various business needs. For additional information, refer to Note 5 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".


ITEM 3--LEGAL PROCEEDINGS

         The information required herein is included in Note 10 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".


ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for vote during the fourth quarter of 2001.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol FTFC. As of February 15, 2002, the Corporation had 20,163,241 common shares outstanding (net of 52,692 shares of treasury stock), 1,520 stockholders of record, 3,145 estimated beneficial stockholders, and 4,665 estimated total stockholders.

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


Dollars in thousands, except for per share amounts
-------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA AS OF DECEMBER 31               2001         2000       1999         1998         1997
-------------------------------------------------------------------------------------------------------------------

Total assets                                          $2,717,710   $2,352,726 $2,084,554   $1,786,504   $1,544,294
Investment securities available for sale, at fair
 value                                                    35,462          817        873            -       21,377
Mortgage-backed and related securities:
  Available for sale, at fair value                      305,980      331,237    252,165      204,109       47,895
  Held for investment, at cost                           134,010       77,299    103,932      102,500      124,336
Loans held for investment, net                         1,851,316    1,772,477  1,538,595    1,177,526    1,193,893
Allowance for loan losses                                  9,962        8,028      7,624        7,624        7,638
Mortgage servicing rights, net                            29,909       23,280     21,728       21,103       16,291
Intangible assets                                         24,946       11,490     12,463       13,485        5,921
Deposit liabilities                                    2,029,254    1,699,252  1,471,259    1,460,136    1,146,534
FHLB advances and other borrowings                       467,447      490,846    469,580      189,778      275,779
Stockholders' equity                                     192,398      146,549    127,275      122,685      109,361
===================================================================================================================
SELECTED OPERATING DATA FOR YEAR ENDED DECEMBER 31          2001         2000       1999         1998         1997
-------------------------------------------------------------------------------------------------------------------
Interest income                                         $171,533     $161,436   $130,071     $118,668     $114,976
Interest expense                                         108,330      101,896     75,953       71,457       70,265
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                     63,202       59,540     54,117       47,211       44,711
Provision for loan losses                                  1,763        1,009        387          293          539
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses     61,439       58,531     53,730       46,918       44,172
-------------------------------------------------------------------------------------------------------------------
Gains from sales of loans                                 24,423        2,736      7,226       16,929        6,374
Gains (losses) from sales of real estate and
 investments                                                  13        1,189          -          343        (725)
Other non-interest income                                 25,091       31,708     27,952       14,088       18,645
-------------------------------------------------------------------------------------------------------------------
  Total non-interest income                               49,527       35,633     35,178       31,360       24,294
Non-interest expense                                      67,119       58,250     54,299       47,597       40,197
-------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                        43,847       35,914     34,609       30,681       28,269
Income tax expense                                        15,398       12,770     12,167       11,257       10,879
-------------------------------------------------------------------------------------------------------------------
  Net income                                             $28,448      $23,144    $22,441      $19,424      $17,390
-------------------------------------------------------------------------------------------------------------------
SELECTED OTHER DATA AT OR FOR THE YEAR ENDED                2001         2000       1999         1998         1997
DECEMBER 31 (1)
====================================================================================================================
Return on average assets                                   1.14%        1.04%      1.19%        1.19%        1.13%
Return on average equity                                   17.19        17.01      17.63        16.59        17.20
Average equity to average assets                            6.65         6.12       6.74         7.16         6.57
Average tangible equity to average assets                   6.15         5.61       6.10         6.77         6.21
Average interest rate spread                                2.12         2.34       2.58         2.51         2.63
Average net interest margin                                 2.70         2.83       3.05         3.07         3.07
Ratio of allowance for loan losses to total loans
 held for investment at end of period                       0.54         0.45       0.50         0.65         0.64
Ratio of non-performing assets to total assets at
 end of period                                              0.31         0.19       0.10         0.13         0.32
Ratio of non-interest income to total revenue (2)          43.93        37.44      39.40        39.91        35.21
Ratio of non-interest expense to average assets             2.70         2.62       2.88         2.91         2.61
Earnings per share:
  Diluted earnings per share                               $1.51        $1.25      $1.17        $0.98        $0.88
  Basic earnings per share                                  1.52         1.26       1.21         1.05         0.95
Dividends paid per share                                   0.470        0.420      0.340        0.270        0.233
Stock price at end of period                               15.70        14.50      14.63        16.38        16.94
Book value per share at end of period                       9.52         7.99       6.92         6.68         5.95
Banking facilities at end of period                           78           72         64           61           50
Full-time equivalent employees at end of period            1,033          897        831          808          690
====================================================================================================================

(1) Per share data and historical stock prices have been adjusted for a 2-for-1 stock split on June 11, 1998.
(2) Total revenue is defined as the sum of net interest income and non-interest income.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", as well as Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and Part I, Item 1, "Business".

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's earnings for the years ended December 31, 2001, 2000, and 1999, were $28.4 million, $23.1 million, and $22.4 million, respectively. These amounts represented returns on average assets of 1.14%, 1.04%, and 1.19%, respectively, and returns on average equity of 17.19%, 17.01%, and 17.63%, respectively. Diluted earnings per share during these periods were $1.51, $1.25, and $1.17, respectively.

         The increase in net income from 2000 to 2001 was principally due to increases in gain on sales of loans, net interest income, retail banking fees, and premiums and commissions. These developments were partially offset by a decrease in loan servicing fees, an increase in non-interest expense (particularly compensation and employee benefits), an increase in provision for loan losses, and an increase in income tax expense (the latter due to higher pre-tax earnings).

         The increase in net income from 1999 to 2000 was principally due to increases in net interest income, retail banking fees, and loan servicing fees. Also contributing to the increase in net income was a $1.2 million gain on the sale of a real estate property. These developments were largely offset by a substantial decline in gain on sales of loans, an increase in non-interest expense (most notably compensation and employee benefits), and an increase in provision for loan losses.

         The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of net income during the years ended December 31, 2001, 2000, and 1999.

         NET INTEREST INCOME Net interest income increased by $3.7 million or 6.2% and $5.4 million or 10.0% during the years ended December 31, 2001 and 2000, respectively. The improvement in both of these periods was primarily volume related as the Corporation's average interest-earning assets grew by $241.0 million or 11.5% in 2001 and by $327.7 million or 18.4% in 2000. The principal source of growth in both periods occurred in the Corporation's commercial real estate, consumer, and single-family residential loan portfolios. The growth in 2001 was also supported by a substantial increase in overnight investments. The growth in earning assets in both years was principally funded by an increase in deposit liabilities. Furthermore, an increase in borrowings from the FHLB and other wholesale sources during 2000 contributed to that years' increase.

         Also contributing to the increase in net interest income during 2001 was an increase in average non-interest-bearing deposit liabilities, which was the principal reason the Corporation's ratio of average interest-earning assets to average interest-bearing liabilities improved from 110% in 2000, to 112% in 2001. This improvement was due in part to an increase in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in these accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased significantly because of increased loan prepayment activity, which was brought about by a lower interest rate environment in 2001.

         The Corporation's interest rate spread has declined in recent years from 2.58% in 1999 to 2.34% in 2000 and 2.12% in 2001. These declines partially offset the increases in net interest income caused by the favorable developments described in the preceding paragraphs. Beginning in 1999 and continuing into 2000, market interest rates increased significantly, led generally by short-term interest rates. The yield curve also flattened substantially, and was even inverted at times during 2000. Although higher interest rates resulted in an increase in the average yield on the Corporation's earning assets in 2000, the cost of the Corporation's interest-bearing liabilities increased by a greater amount, which resulted in an overall decline in the Corporation's average interest rate spread in that year. In 2001, market interest rates reversed trend and declined dramatically, particularly on the short end of the yield curve. However, the Corporation's interest rate spread did not improve because only a relatively small portion of its funding sources repriced or matured during the year. In general, declines in the Corporation's overall cost of interest-bearing liabilities in 2001 were eclipsed by declining yields on its interest-earning assets, particularly education loans, which declined in yield by 162 basis points in 2001. Education loans carry floating rates of interest that adjust quarterly. As such, the yield on these loans declined sharply in 2001 as market interest rates declined. Also declining in 2001 were the yields the Corporation earned on its single-family mortgage loans and its mortgage-backed and related securities. These declines were principally caused by increased prepayments of higher-yielding loans, due to the declining interest rate environment, and the replacement of such loans with lower-yielding assets. During 2001, the Corporation purchased $178.1 million in adjustable-rate mortgage loans at an average expected yield of 6.32% and $268.1 million in CMOs at an average expected yield of 5.55%. The yields on these assets were substantially lower than the yields on the assets they replaced.

         Management expects the Corporation's interest rate spread to improve in the near term, although there can be no assurances. During the first quarter of 2002, 39% of the Corporation's time deposits will mature. Management expects to replace these deposits at interest rates that are 200 to 250 basis points below their current cost.

         The following table sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances for the years ended December 31, 2001, 2000, and 1999.


Dollars in thousands                       2001                         2000                          1999
--------------------------------------------------------------------------------------------------------------------
                                 AVERAGE            YIELD/    AVERAGE            YIELD/  AVERAGE              YIELD/
                                 BALANCE INTEREST   COST      BALANCE  INTEREST    COST  BALANCE   INTEREST    COST
--------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
  Single-family mortgage loans  $817,647  $58,799    7.19%   $769,755  $56,637   7.36%   $588,928  $41,592    7.06%
  Commercial real estate loans   498,796   39,973     8.01    433,512   34,479    7.95    352,919   28,008     7.94
  Consumer loans                 355,504   30,530     8.59    306,650   26,202    8.54    240,260   19,981     8.32
  Education loans                202,504   14,300     7.06    197,415   17,130    8.68    184,896   14,289     7.73
  Commercial business loans        6,459      405     6.27         68        6    8.82        121       10     8.26
--------------------------------------------------------------------------------------------------------------------
  Total loans                  1,880,910  144,007     7.66  1,707,400  134,454    7.87  1,367,124  103,880     7.60
Mortgage-backed and
  related securities             378,413   24,060     6.36    360,087   24,516    6.81    362,418   23,728     6.55
Investment securities              6,482      209     3.15        799       40    5.03      1,019       44     4.37
Interest-bearing deposits
  with banks                      52,111    1,585     3.04     10,530      603    5.73     29,932    1,405     4.69
Other earning assets              26,281    1,672     6.36     24,359    1,822    7.48     14,959    1,013     6.78
--------------------------------------------------------------------------------------------------------------------
  Total interest-earning
    assets                     2,344,197  171,533     7.32  2,103,175  161,436    7.68  1,775,452  130,071     7.33
Non-interest-earning assets:
  Office properties and
    equipment                     28,652                       25,621                      24,855
  Other assets                   116,035                       95,178                      87,762
--------------------------------------------------------------------------------------------------------------------
   Total assets               $2,488,884                   $2,223,974                  $1,888,069
====================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts      $116,809   $1,529    1.31%   $108,965   $1,619   1.49%   $109,318   $1,741    1.59%
  Checking accounts               80,221      573     0.71     75,062      571    0.76     70,404      558     0.79
  Money market accounts          177,128    5,539     3.13    160,950    6,578    4.09    177,025    6,587     3.72
  Certificates of deposit      1,257,943   75,944     6.04  1,082,318   64,819    5.99    949,500   51,661     5.44
--------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    deposits                   1,632,101   83,585     5.12  1,427,295   73,588    5.16  1,306,248   60,547     4.64
FHLB advances                    401,954   22,061     5.49    380,328   22,078    5.80    281,652   15,060     5.35
Other borrowings                  51,208    2,685     5.24    101,317    6,230    6.15     11,025      346     3.14
--------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
    liabilities                2,085,263  108,330     5.20  1,908,940  101,896    5.34  1,598,926   75,953     4.75
Non-interest-bearing
  liabilities:
  Non-interest-bearing
    deposits                     209,986                      160,963                     145,428
  Other liabilities               28,098                       18,003                      16,397
--------------------------------------------------------------------------------------------------------------------
  Total liabilities            2,323,347                    2,087,906                   1,760,751
Stockholders' equity             165,537                      136,068                     127,318
--------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    stockholders' equity      $2,488,884                   $2,223,974                  $1,888,069
====================================================================================================================
Net interest income                       $63,202                      $59,540                     $54,117
====================================================================================================================
Interest rate spread                                 2.12%                       2.34%                        2.58%
====================================================================================================================
Net interest income as a
  percent of average earning
  assets                                             2.70%                       2.83%                        3.05%
====================================================================================================================
Average interest-earning
  assets to average
  interest-bearing liabilities                     112.42%                     110.18%                      111.04%
====================================================================================================================

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

                                            2001 COMPARED TO 2000                       2000 COMPARED TO 1999
Dollars in thousands                         INCREASE (DECREASE)                          INCREASE (DECREASE)
-------------------------------------------------------------------------------------------------------------------
                                                           RATE/                                     RATE/
                                       RATE     VOLUME    VOLUME     NET         RATE    VOLUME     VOLUME    NET
-------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Single-family mortgage loans     ($1,283)     $3,524     ($79)   $2,162       $1,740   $12,771     $535   $15,046
  Commercial real estate loans          260      5,193        41    5,494           35     6,427        8     6,470
  Consumer loans                        133      4,174        21    4,328          548     5,521      152     6,221
  Education loans                   (3,187)        442      (83)  (2,830)        1,755       967      119     2,841
  Commercial business loans             (2)        564     (163)      399            1       (4)        -       (3)
-------------------------------------------------------------------------------------------------------------------
    Total loans                     (4,079)     13,897     (266)    9,553        4,079    25,682      814    30,574
  Mortgage-backed and related
     securities                     (1,621)      1,248      (83)    (456)          947     (153)      (6)       788
  Investment securities                (14)        286     (103)      169            7      (10)      (1)       (4)
  Interest-bearing deposits with
     banks                            (283)      2,382   (1,117)      982          310     (911)    (201)     (802)
  Other earning assets                (273)        144      (21)    (150)          106       636       67       809
-------------------------------------------------------------------------------------------------------------------
  Total net change in income on
    Interest-earning assets         (6,270)     17,957   (1,588)   10,097        5,449    25,244      673    31,365
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Interest-bearing deposits         (1,250)     11,331      (84)    9,997        5,714     6,659      668    13,041
  FHLB advances                     (1,204)      1,255      (68)     (17)        1,290     5,276      452     7,018
  Other borrowings                    (918)    (3,081)       454  (3,545)          332     2,837    2,715     5,884
-------------------------------------------------------------------------------------------------------------------
  Total net change in expense on
    Interest-bearing liabilities    (3,372)      9,505       301    6,434        7,336    14,772    3,835    25,943
-------------------------------------------------------------------------------------------------------------------
  Net change in net interest
      income                       ($2,898)     $8,452  ($1,892)   $3,662     ($1,887)   $10,472 ($3,162)    $5,423
===================================================================================================================


         PROVISION FOR LOAN LOSSES Provision for loan losses was $1.8 million, $1.0 million, and $387,000 during the years ended December 31, 2001, 2000, and 1999, respectively. In 1999, the Corporation's provision for loan losses approximated its actual net charge-off activity. However, in 2001 and 2000, the Corporation recorded approximately $672,000 and $404,000, respectively, in provision for loan losses over-and-above its actual net charge-off activity. These additional provisions were recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management, and were considered proper in light of significant growth in the Corporation's loans held for investment in recent periods, an increased mix of higher-risk consumer loans, commercial real estate loans, and commercial business loans, and an increase in non-performing and classified assets. As of December 31, 2001, 2000, and 1999, the Corporation's allowance for loan losses was $10.0 million, $8.0 million, and $7.6 million, respectively, or 0.54%, 0.45%, and 0.50% of loans held for investment, respectively. The allowance for loan and real estate losses was 120%, 188%, and 365% of non-performing assets as of the same dates, respectively. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         The following table summarizes the activity in the Corporation's allowance for loan losses during each of years indicated. The purchased allowances shown for 2001 were from the acquisition of ACB (for additional discussion, refer to Note 14 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data").

Dollars in thousands                                                 2001       2000      1999       1998      1997
--------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                     $8,028     $7,624    $7,624     $7,638    $7,888
Provision for losses                                                1,763      1,009       387        293       539
--------------------------------------------------------------------------------------------------------------------
Charge-offs:
  Single-family mortgage loans                                         96          -         -          -        13
  Consumer loans                                                    1,057        632       408        332       530
  Education loans                                                      36         33        26         33       272
--------------------------------------------------------------------------------------------------------------------
    Total loans charged-off                                         1,189        665       434        365       815
  Recoveries                                                           98         60        47         58        26
--------------------------------------------------------------------------------------------------------------------
    Charge-offs net of recoveries                                   1,091        605       387        307       789
Purchased allowances                                                1,262          -         -                    -
--------------------------------------------------------------------------------------------------------------------
Balance at end of period                                           $9,962     $8,028    $7,624     $7,624    $7,638
====================================================================================================================
Net charge-offs as a percentage of average loans outstanding        0.06%      0.04%     0.03%      0.03%     0.07%
====================================================================================================================
Ratio of allowance to total loans held for investment at end
  of period                                                         0.54%      0.45%     0.50%      0.65%     0.64%
====================================================================================================================
Ratio of allowance to total non-performing assets                    120%       188%      365%       330%      159%
====================================================================================================================


Note: there were no charge-offs of commercial real estate or commercial business loans during the five years ended December 31, 2001.

         The following table shows the Corporation's total allowance for loan losses and the allocation to the various loan categories as of December 31 for each of the years indicated.


Dollars in thousands                     2001            2000            1999           1998             1997
--------------------------------------------------------------------------------------------------------------------

                                    AMOUNT     %     AMOUNT   %     AMOUNT     %    AMOUNT     %     AMOUNT   %
--------------------------------------------------------------------------------------------------------------------

Single-family mortgage loans          $140   0.02%     $149  0.02%     $144   0.02%     $156  0.04%     $148  0.03%
Commercial real estate loans         7,665    1.50    7,257   1.65    7,088    2.00    7,017   2.43    7,200   2.90
Consumer loans                         873    0.25      585   0.17      355    0.13      414   0.19      253   0.12
Commercial business loans            1,284    3.31       37  18.97       37   12.50       37   9.97       37   6.65
--------------------------------------------------------------------------------------------------------------------
  Total allowance for loan losses   $9,962   0.54%   $8,028  0.45%   $7,624   0.50%   $7,624  0.65%   $7,638  0.64%
====================================================================================================================


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

         NON-INTEREST INCOME Non-interest income for the years ended December 31, 2001, 2000, and 1999, was $49.5 million, $35.6 million, and $35.2 million, respectively. These amounts represented 44%, 37%, and 39% of the Corporation's total revenue during such periods, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2000 to 2001 and 1999 to 2000.

         Retail banking fees and service charges increased by $3.0 million or 13.3% in 2001 and by $2.2 million or 11.0% in 2000. These increases were due in part to growth of 9.3% (excluding the impact of checking accounts acquired in the ACB acquisition) and 8.3% in the number of checking accounts serviced by the Corporation during 2001 and 2000, respectively. Also contributing to the growth in retail banking fees was a $1.4 million or over 20% increase and a $905,000 or 16.0% increase in fees from customers' use of debit cards and ATMs in 2001 and 2000, respectively.

         Premium and commission revenue increased by $1.0 million or over 37% in 2001 and by $170,000 or 6.5% in 2000. The Corporation's principal sources of premium and commission revenue are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, mortgage loan insurance policies, and mutual funds and other equity and debt securities. The increase in 2001 was primarily attributable to increased sales of tax-deferred annuity contracts due to an interest rate environment that made such products more attractive to customers relative to other investment alternatives. Also contributing was a $296,000 increase in retail brokerage commissions from sales of mutual funds and other equity and debt securities. During 2001, the Corporation increased the number of registered investment representatives in its offices from three to ten. The increase in premium and commission revenue in 2000 was principally due to increased sales of credit life and disability insurance policies.

         The Corporation expects growth in premium and commission revenue to moderate in 2002. Although there can be no assurances, the Corporation expects increased commission revenue from retail brokerage sales to be offset somewhat by lower commissions from tax-deferred annuity sales. The Corporation intends to increase the number of registered investment representatives in its offices from 10 to 14 in 2002. However, there can be no assurances.

         Loan servicing fees were ($7.5) million, $3.9 million, and $2.8 million in 2001, 2000, and 1999, respectively. As market interest rates declined in 2001, loan prepayment activity increased dramatically as borrowers refinanced older, high-rate residential mortgage loans, into low-rate loans. As a result of this activity, the Corporation recorded $12.4 million more in amortization of mortgage servicing rights in 2001 than it did in 2000. Excluding this increase, loan servicing fees would have increased by $960,000 or almost 25% in 2001 compared to 2000. This increase was principally caused by $345.4 million or 17.7% in growth in average loans serviced for others in 2001 compared to the previous year. This growth was caused by a significant increase in the origination and sale of fixed-rate mortgage loans, as described in a later paragraph. Also contributing were increased conversions by borrowers of adjustable-rate mortgage loans into fixed-rate loans. Upon conversion, such loans are generally sold in the secondary market and the Corporation retains the servicing. Finally, in 2001 the Corporation purchased mortgage servicing rights related to $89.4 million in mortgage loans. Such loans consisted principally of fixed-rate, residential mortgage loans on properties located in Iowa.

         The increase in loan servicing fees from 1999 to 2000 was caused by a low interest rate environment in 1998 and early 1999. Similar to 2001, this environment resulted in a higher level of mortgage servicing rights amortization in 1999 compared to 2000.

         Subsequent to December 31, 2001, market interest rates have remained at relatively low levels, albeit slightly higher than the historically low levels reached in the fourth quarter of 2001. If market interest rates stabilize or increase in 2002 (as management anticipates), the Corporation may experience a substantial decline in amortization on its mortgage servicing rights due to slower loan prepayment activity, although there can be no assurances. Furthermore, the Corporation may be required to recapture through earnings all or a portion of any unfavorable mark-to-market adjustments on mortgage servicing rights that were recorded in previous periods, in accordance with GAAP. Such recapture would be appropriate if expectations for future loan prepayments decline, which typically occurs in stable or rising rate environments, although there can be no assurances. As of December 31, 2001, the Corporation had recorded $2.6 million in unfavorable mark-to-market adjustments against its mortgage servicing rights.

          If interest rates decline in 2002, the Corporation will most likely continue to record high levels of amortization on its mortgage servicing rights as a result of high levels of loan prepayment activity. Such amortization, however, will most likely continue to be offset by high levels of gains on sales of mortgage loans, although there can be no assurances. It should be noted, however, that declines in market interest rates may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of mortgage servicing rights--primarily because of increases in market expectations for future prepayments. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market.

         At December 31, 2001 and 2000, loans serviced for others were $2.7 billion and $2.1 billion, respectively. As of the same dates, mortgage servicing rights were $29.9 million and $23.3 million, respectively. For additional discussion, relating to mortgage servicing rights, refer to Part I, Item 1, "Business--Lending Activities", and Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         Gains on sales of loans for the years ended December 31, 2001, 2000, and 1999, were $24.4 million, $2.7 million, and $7.2 million, respectively. The increase in 2001 was primarily attributable to a $1.2 billion or over 820% increase in the Corporation's mortgage loan sales in 2001. This increase was due to a declining interest rate environment that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans into fixed-rate loans, both of which were generally sold in the secondary market.

         In recent months, market interest rates have stabilized at a level that is somewhat higher than the historically low levels reached in the fourth quarter of 2001. Although there can be no assurances, management expects this trend to continue in the near future. If interest rates remain stable or increase in 2002, management expects customer demand for fixed-rate mortgage loans to decrease. As such, management expects the Corporation's gain on sales of loans to decrease from recent levels. These gains, however, may be offset to some degree by decreased losses on mortgage servicing rights, as more fully described in a previous paragraph.

         The decrease in gains on sales of loans from 1999 to 2000 was due primarily to a $197.7 million or approximately 56% decline in the Corporation's mortgage loan sales in 2000. The decline was due to a rising interest rate environment during 2000 that slowed originations of fixed-rate mortgage loans, as well as conversions of adjustable-rate loans into fixed-rate loans, both of which the Corporation generally sells in the secondary market.

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

         Other income was $3.3 million, $2.6 million, and $2.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in 2001 was due in part to an increase in fees from customers' conversions of adjustable-rate mortgage loans into fixed-rate mortgage loans due to the low interest rate environment, as previously described. Also contributing to the increase in other non-interest income in 2001 was an increase in the cash surrender value of the Corporation's bank owned life insurance policies.

         NON-INTEREST EXPENSE Non-interest expense for the years ended December 31, 2001, 2000, and 1999, was $67.1 million, $58.3 million, and $54.3 million, respectively. Non-interest expense as a percent of average assets during these periods was 2.70%, 2.62%, and 2.88%, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2000 to 2001 and 1999 to 2000.

         Compensation and employee benefits increased by $4.9 million or 13.9% in 2001 and $3.7 million or 11.8% in 2000. In general, the increase in both periods was due to growth in the number of banking facilities operated by the Corporation and resulting increase in the number of employees, as well as normal annual merit increases. Both years were also impacted by an increase in the cost of employee healthcare benefits. Such costs rose by $229,000 or 8.2% in 2001 and by $682,000 or 32% in 2000. Finally, the increase in compensation and employee benefits from 1999 to 2000 was also impacted by a $910,000 increase in costs related to a performance-based, variable stock compensation plan. As of December 31, 2001, the Corporation had 1,033 full-time equivalent employees. This compared to 897 and 831 as of December 31, 2000 and 1999, respectively.

         Occupancy and equipment expense increased by $894,000 or 11.4% in 2001 and $446,000 or 6.0% in 2000. In addition, communications, postage, and office supplies expense increased by $951,000 or 22.1% in 2001 and $285,000 or 7.1% in 2000. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         Since December 31, 1999, the Corporation has opened fourteen banking facilities. In January 2002, the Corporation signed a definitive agreement with another financial institution to purchase three banking facilities in Rochester, Minnesota (for additional discussion, refer to Note 15 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). Furthermore, in 2002 the Corporation intends to open up to seven banking facilities, although there can be no assurances.

         ATM and debit card transaction costs increased by $314,000 or 10.7% in 2001 and $233,000 or 8.7% in 2000. The increase in both years was attributable to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation. During 2001, the Corporation increased to over 100 the number of ATMs it owns and operates in its market areas, as compared to 92 at the end of 2000.

         Advertising and marketing costs increased by $211,000 or 8.9% in 2001 and $102,000 or 4.5% in 2000. These increases correspond to general increases in prices for marketing-related products and services, as well as increases in the number of communities and/or market areas served by the Corporation.

         Amortization of intangible assets, which consists primarily of deposit-based intangibles and purchase accounting goodwill, increased by $57,000 or 5.6% in 2001, due to deposit-based intangibles acquired in the acquisition of ACB in October 2001. Amortization of intangible assets in 2000 was substantially unchanged from 1999.

         In January 2002, the Corporation will adopt new accounting standards relating to business combinations, as well as goodwill and other intangible assets (for more information, refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). The Corporation estimates that adoption of these new accounting standards will result in an $875,000 decline in amortization of intangibles in 2002. However, the Corporation believes substantially all of this decline may be offset by increased amortization of intangible assets from the acquisition of ACB and three bank offices in Rochester, Minnesota. For additional discussion, refer to Notes 14 and 15 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         Other non-interest expenses increased $1.5 million or over 33% in 2001, and decreased by $846,000 or 15.7% in 2000. The increase in 2001 was caused by a variety of factors, the most significant of which were increased costs related to the operation and disposition of foreclosed real estate, increased losses on customers' deposit accounts, and increased costs related to servicing of loans for FNMA and FHLB. Among these factors, increased costs related to the servicing of loans for the latter were the most notable, as they increased by $759,000 or over 300%. Under the terms of its servicing agreements with these investors, the Corporation is required to forward a full month's interest to the investors when certain loans are repaid, regardless of the actual date of the loan payoff. Lower interest rates in 2001 resulted in higher prepayment and refinance activity, which increased the amount of "loan pay-off interest" remitted to FNMA and FHLB.

         The decline in 2000 was due in part to a $508,000 or over 60% decrease in the cost of FDIC deposit insurance. This decrease was caused by a reduction in the amount the Corporation was required to pay for its pro rata share of the bond obligation of FICO, a governmental agency. Also contributing to the decline in other non-interest expense in 2000 was a $250,000 or 50% decrease in costs related to the servicing of loans for FNMA and FHLB under its servicing agreements with these investors, as previously described. Higher interest rates in 2000 resulted in lower prepayment and refinance activity, which reduced the amount of "loan pay-off interest" remitted to these investors.

         INCOME TAX EXPENSE Income tax expense for the years ended December 31, 2001, 2000, and 1999, was $15.4 million, $12.8 million, and $12.2 million, respectively, or 35.1%, 35.6%, and 35.2% of pretax income, respectively. The decline in the Corporation's effective income tax rate during 2001 was due in part to the purchase of bank owned life insurance policies. Refer to Part I, Item 1, "Business--Subsidiaries" and "Business--Taxation", for additional discussion relating to the Corporation's tax situation.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the years ended December 31, 2001, 2000, and 1999. This section of the report should be read in conjunction with Note 13 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The following table summarizes the after-tax profits (losses) of the Corporation's profit centers during each of the years ended December 31, 2001, 2000, and 1999 (Note 13 of the Corporation's Audited Consolidated Financial Statements contains a more detailed profit (loss) statement for each profit center).


PROFIT (LOSS) BY PROFIT CENTER                                                       2001         2000          1999
---------------------------------------------------------------------------------------------------------------------

Mortgage banking                                                               $5,192,458   $3,630,010    $3,663,321
Residential loans                                                               6,953,652    8,364,834     7,650,881
Commercial real estate lending                                                  5,344,423    4,505,490     4,741,426
Consumer lending                                                                4,039,371    3,758,533     3,437,607
Education lending                                                               2,978,899    3,925,613     2,773,665
Investment and mortgage-related securities                                      1,138,434    1,823,019     1,947,185
Other segments                                                                  (145,142)    (448,015)     (276,073)
Non-GAAP adjustments                                                            2,946,129  (2,415,608)   (1,496,802)
---------------------------------------------------------------------------------------------------------------------
  Net income                                                                  $28,448,225  $23,143,876   $22,441,210
---------------------------------------------------------------------------------------------------------------------

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities during 2001 were up $1.6 million or over 40% in 2001 compared to the previous year. In contrast, profits in 2000 were down slightly from 1999. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. The Corporation's mortgage banking operation originated $1.5 billion in single-family residential loans in 2001 compared to $524 million and $629 million in 2000 and 1999, respectively. Due to the low interest rate environment in 2001, the large increase in origination volume in that year was caused by a surge in refinance activity. In such situations, a substantial portion of the revenue allocated to the mortgage banking profit center for originations will be offset by an increase in lost servicing value related to refinanced loans. As a result, the percentage increase in profits in 2001 was significantly lower than the percentage increase in loan originations. Refer to "Non-GAAP Adjustments", below, for additional discussion.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio declined by $1.4 million or 16.9% in 2001 compared to the previous year. In 2000, profits were up $714,000 or 9.3% compared to 1999. In 2001, the performance of this profit center was impacted by a significant increase in charge-offs of internally-capitalized origination costs assigned to the loans in the portfolio. These charge-offs were $3.2 million in 2001 compared to only $579,000 in 2000 and $265,000 in 1999 (refer to "Non-GAAP Adjustments", below, for additional information). These increases resulted from increased conversions of the profit center's adjustable-rate mortgage loans into fixed-rate loans, as discussed elsewhere in this report.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending increased by $839,000 or 18.6% in 2001 after decreasing by $236,000 or 5.0% in 2000 compared to 1999. The profit center's earnings in both periods benefited from an increase in its average assets, which increased by $67.7 million or 14.8% in 2001 and $84.5 million or 22.7% in 2000. The profit center originated $112.7 million, $120.5 million, and $112.2 million in loans during 2001, 2000, and 1999, respectively. The volume-related improvement in 2000 was more than offset by a narrower interest rate spread in that year. This development was caused by a higher interest rate environment in 2000, which resulted in a large increase in the profit center's average cost of funds. In contrast, the average yield on the commercial real estate loan portfolio did not change significantly in 2000 as compared to 1999.

                  CONSUMER LENDING Profits in the Corporation's consumer lending profit center increased by $281,000 or 7.5% and $321,000 or 9.3% in 2001 and 2000, respectively, as compared to previous years. These improvements were principally the result of a $51.4 million or 15.7% increase and $70.1 million or 27.3% increase in the profit center's average assets during 2001 and 2000, respectively. The profit center originated $274 million, $236 million, and $189 million in loans during 2001, 2000, and 1999, respectively. In 2001, the improvement in profits caused by increased volume was partially offset by a $497,000 or over 80% increase in credit losses. This increase was the result of a general decline in economic conditions during that period. The volume-related improvement in 2000 was partially offset by a narrower interest rate spread in that year. This development was caused by a higher interest rate environment in 2000, which resulted in a larger increase in the profit center's average cost of funds than its average yield on assets.

                  EDUCATION LENDING Profits from education lending decreased by $947,000 or 24.1% in 2001 and increased by $1.2 million or over 40% in 2000 compared to previous years. The decrease in 2001 was principally the result of a sharp decline in market rates of interest during the year, which resulted in a 162 basis point decline in the yield on education loans. In contrast, the cost of the Corporation's money market accounts, which are the primary funding source for this profit center, declined by only 96 basis points. In addition, the profit center's results for 2001 include a $50,000 gain on the sale of loans compared to a gain of $197,000 in the previous year.

                  In 2000, education loans benefited from an improved interest rate spread as a result of higher market interest rates in that year. The average yield on education loans improved by 95 basis points in 2000. In contrast, the profit center's average cost of funds increased by only 37 basis points. Education loans also benefited from a gain on sale of loans in 2000 that was $108,000 higher than the gain recorded in 1999.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio declined by $685,000 or 37.6% in 2001 and by $124,000 or 6.4% in 2000 as compared to prior years. The decline in 2001 occurred despite a $61.1 million or 23.1% increase in the average assets assigned to the profit center. This situation was caused by a substantial change in the profit center's mix of assets during the year. In 2001, a declining interest rate environment resulted in a substantial increase in prepayments on the profit center's higher-yielding assets, principally CMOs. These assets were replaced by purchases of lower-yielding CMOs and, to a lesser extent, by overnight and other short-term investments. Overnight and short-term investments increased during the last half of the year as a result of the temporary investment of proceeds from increased sales of single-family mortgage loans, as described elsewhere in this report.

                  The decrease in this profit center's earnings in 2000, as compared to 1999, was principally volume related. Average assets assigned to the profit center declined by $14.2 million or 5.1% in 2000 as compared to the previous year.

                  A significant portion of the assets of the investment and mortgage-related securities portfolio are located in Nevada. As such, this profit center experiences a substantial tax advantage because Nevada does not currently impose a corporate tax. However, the liabilities that fund this profit center's operations are maintained in Wisconsin, which preserves the tax-deductibility of the interest expense in that state. This situation results in a very low effective tax rate or, at times, a negative effective tax rate for this profit center.

                  OTHER SEGMENTS This segment consists primarily of the parent holding company, as well as some of the Bank's wholly-owned subsidiaries. In addition, in 2001 this profit center contains the preliminary results of the Corporation's new line of business--commercial banking. The financial results of this profit center have not been reported separately in 2001 due to continuing efforts to design these products on the Corporation's systems, as well as efforts to complete the integration of the operations of ACB and the three branches the Corporation has agreed to acquire in Rochester, Minnesota. For additional discussion, refer to Notes 14 and 15 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

                  The improvement in the earnings (loss) from this segment was principally the result of lower interest expense in the holding company in 2001 as compared to 2000. This change was caused by a higher level of borrowings in 2000, the proceeds of which were largely used to repurchase the Corporation's stock.

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were $2.9 million in 2001 compared to ($2.4) million in 2000 and ($1.5) million in 1999. The change between 2001 and the two prior years was due primarily to the fact that a large portion of the efforts of the mortgage banking profit center in 2001 were devoted to the refinance of existing loans rather than the origination of new loans. As such, the Corporation recorded significantly higher levels of internal charge-offs related to its mortgage servicing operations. In addition, the residential loan profit center experienced a substantially higher level of charge-offs related to internally-capitalized origination costs.

                  NET COST TO ACQUIRE AND MAINTAIN DEPOSIT LIABILITIES In addition to the after-tax performance of the aforementioned profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities. The Corporation's profit centers are allocated a share of the net cost to acquire and maintain deposit liabilities according to their proportionate use of such deposits as a funding source. As such, changes in the net cost to acquire and maintain deposit liabilities will impact all of the Corporation's profit centers.

                  The net cost to acquire and maintain deposit liabilities was 1.20%, 1.15%, and 1.13% of average deposit liabilities outstanding during the years ended December 31, 2001, 2000, and 1999, respectively. The increase in cost during these periods was due principally to increased openings of new banking facilities. In 2001, the Corporation opened six new facilities, one of which was a full-service office. This compares to an increase of eight supermarket facilities in 2000 and three in 1999.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $365 million or 15.5% during the twelve months ended December 31, 2001. This increase was due in part to the acquisition of $156 million in assets of ACB on October 31, 2001. For additional discussion, refer to Note 14 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data").

         Excluding the effect of the ACB acquisition, total assets increased by approximately $209 million or 8.9% in 2001. This increase was primarily the result of increases in interest-bearing deposits, loans held for investment, investment and mortgage-related securities, cash and due from banks, loans held for sale, and other assets. These increases were primarily funded by increases in deposit liabilities, FHLB advances, and stockholders' equity (the latter due in part to the issuance of $28.6 million in equity to acquire ACB). These funding sources were also used to reduce federal funds purchased and borrowings under reverse-repurchase agreements in 2001.

         CASH AND DUE FROM BANKS The Corporation's cash and due from banks, which consists primarily of vault and teller cash, as well as correspondent bank balances, increased by $45.3 million or over 175% during the twelve months ended December 31, 2001. Most of this increase was caused by a timing difference at December 31, 2000, related to payment of real estate taxes at year-end for borrowers that maintain escrow relationships with the Corporation.

         INTEREST-BEARING DEPOSITS WITH BANKS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB and short-term money market accounts, increased by $85.2 million from $13.1 million at December 31, 2000, to $98.2 million at December 31, 2001. The large amount of overnight investments at December 31, 2001, was caused by the temporary investment of proceeds from loan sales. These investments will be used to pay down funding sources as they mature or will be reinvested in other interest-earning assets.

         INVESTMENT SECURITIES The Corporation's investment securities increased from $817,000 at December 31, 2000, to $35.5 million at December 31, 2001. During the fourth quarter of 2001, the Corporation purchased $35.5 million in callable securities issued by various agencies of the U.S. government. These securities were sold in January of 2002 at an accounting loss of $166,000. Despite this loss, the holding period return on these securities was comparable to a money market yield, which was the Corporation's expectation when it purchased the securities.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $31.5 million or 7.7% during the twelve months ended December 31, 2001. This increase was caused by the purchase of $232.8 million in short- and medium-term, fixed-rate CMOs, as well as $35.3 million in floating-rate CMOs. These purchases were offset in part by $236.9 million in principal repayments on the portfolio. Principal repayments on mortgage-related securities increased substantially during 2001 as a result of a historically low interest rate environment that encouraged borrowers to refinance higher-rate mortgage loans into lower-rate loans.

         The following table sets forth the composition of the Corporation's mortgage-backed and related securities portfolios as of December 31 for each of the years indicated.


Dollars in thousands                               2001                      1999                      2000
--------------------------------------------------------------------------------------------------------------------
                                          AMORTIZED        FAIR    AMORTIZED         FAIR    AMORTIZED         FAIR
                                               COST       VALUE         COST        VALUE         COST        VALUE
--------------------------------------------------------------------------------------------------------------------

Available for sale:
  Collateralized mortgage obligations      $221,777    $223,399     $120,538     $119,026     $148,311     $143,790
  Mortgage-backed securities                 81,011      82,581      207,052      212,211      105,651      108,376
--------------------------------------------------------------------------------------------------------------------
    Total available for sale                302,789     305,980      327,591      331,237      253,963      252,165
--------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations       132,755     133,666       75,532       74,708      100,522       97,733
  Mortgage-backed securities                  1,255       1,272        1,767        1,749        3,410        3,335
--------------------------------------------------------------------------------------------------------------------
    Total held for investment:              134,010     134,937       77,299       76,457      103,932      101,068
--------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed and related
      securities                           $436,799    $440,917     $404,889     $407,694     $357,895     $353,234
====================================================================================================================
Weighted-average yield                        6.06%                    7.00%                     6.82%
====================================================================================================================

         LOANS HELD FOR SALE The Corporation's loans held for sale increased by $33.1 million or over 140% during the year ended December 31, 2001. This increase was due to a declining interest rate environment during 2001 that stimulated consumer demand for fixed-rate residential mortgage loans and resulted in increased conversions of adjustable-rate loans into fixed-rate loans, which the Corporation generally sells in the secondary market.

         The following table sets forth the activity in the Corporation's portfolio of loans held for sale during each of the years indicated.


Dollars in thousands                                  2001          2000          1999           1998          1997
--------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                     $22,974        $6,346       $72,002        $45,577       $20,339
Single-family mortgage loans originated
for sale (1)                                     1,252,070       142,985       305,345        818,292       258,818
Loans transferred from held for investment (2)     165,583        23,743        21,283         98,718        92,573
Loans transferred to held for investment (3)             -             -      (43,554)              -             -
Principal balance of loans sold                (1,384,518)     (150,100)     (348,730)      (890,585)     (326,153)
--------------------------------------------------------------------------------------------------------------------
  Balance at end of period                         $56,109       $22,974        $6,346        $72,002       $45,577
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

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment declined by $35.4 million or 2.0% during the twelve months ended December 31, 2001 (excluding $114.3 million in loans acquired in the ACB acquisition in the fourth quarter of 2001). During the twelve months ended December 31, 2001, the Corporation originated $269.4 million in adjustable-rate single-family mortgage loans, $273.5 million in consumer loans (consisting mostly of second mortgages), $112.7 million in commercial real estate loans, $33.7 million in education loans, and $2.3 million in commercial business loans. During the same period, the Corporation purchased $178.1 million in adjustable-rate residential mortgage loans originated by third-party financial institutions. During 2001, the interest rate environment had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined significantly in the most recent period. Although the Corporation was able to maintain internal growth in commercial real estate, consumer, and education loans, the Corporation purchased adjustable-rate mortgage loans from three third-party financial institutions in an effort to maintain growth in its level of earning assets. These loans were subjected to substantially the same underwriting process as the Corporation's own loans. These loans are located throughout the

U.S., with no single state making up a significant portion of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 200 to 250 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of three to seven years before their first adjustment date. The loans were purchased by FCHI, the Corporation's wholly-owned investment subsidiary in Nevada.

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


Dollars in thousands                2001             2000              1999              1998             1997
--------------------------------------------------------------------------------------------------------------------
                               AMOUNT         %  AMOUNT     %    AMOUNT      %     AMOUNT       %  AMOUNT       %
-------------------------------------------------------------------------------------------------------------------

Real estate loans:
  Single-family mortgage
   loans                        $669,867    36%   $719,671   40%   $652,883    42%  $426,603   36%  $537,722   45%
  Non-residential real
   estate loans                  257,043     14    203,842    11    168,453     11   141,046    12   107,315    9
  Multi-family residential
   loans                         252,312     14    236,003    13    186,591     12   148,060    13   140,589   12
  Construction loans (1)          83,537      4     77,216     4     80,563      5    63,035     5    51,319    4
-------------------------------------------------------------------------------------------------------------------
    Total real estate loans    1,262,759     68  1,236,732    70  1,088,490     70   778,744    66   836,945   70
-------------------------------------------------------------------------------------------------------------------
Consumer loans:
  Second mortgage and home
   equity loans                  249,501     13    253,866    14    204,806     13   175,541    15   163,231   14
  Automobile loans                75,009      4     64,841     4     46,956      3    37,558     3    31,182    3
  Other consumer loans (2)        29,949      2     25,262     1     14,239      1     9,006     1     9,149    1
-------------------------------------------------------------------------------------------------------------------
    Total consumer loans         354,459     19    343,969    19    266,001     17   222,105    19   203,562   17
-------------------------------------------------------------------------------------------------------------------
Education loans                  201,183     11    197,579    11    190,170     12   182,380    15   159,893   13
Commercial business loans         38,736      2        195     -        296      -       371     -       557    -
-------------------------------------------------------------------------------------------------------------------
    Subtotal                   1,857,137   100%  1,778,475  100%  1,544,958   100% 1,183,600  100% 1,200,957 100%
Unearned discounts, premiums,
  and net deferred loan
  fee/costs                        4,141             2,029            1,260            1,549             574
Allowance for loan losses        (9,962)           (8,028)          (7,624)          (7,624)         (7,638)
-------------------------------------------------------------------------------------------------------------------
    Total loans held for
      investment              $1,851,316        $1,772,477       $1,538,595       $1,177,526      $1,193,893
===================================================================================================================
Weighted average contractual
  rate                             7.36%             8.00%            7.58%            7.80%           8.22%
===================================================================================================================

(1) At December 31, 2001, construction loans consisted of $56.4 million in single-family residences, $22.5 million in multi-family residences, and $4.6 million in non-residential real estate.
(2) At December 31, 2001, other consumer loans included $22.3 million of unsecured loans, $4.5 million of recreational and household good loans, $1.9 million of deposit account-secured loans, and $1.2 million of mobile home loans.

         The following table sets forth the activity in the Corporation's portfolio of loans held for investment during each of the years indicated.


Dollars in thousands                                  2001          2000          1999           1998          1997
--------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                  $1,772,477    $1,538,595    $1,177,526     $1,193,893    $1,106,040
--------------------------------------------------------------------------------------------------------------------
Real estate loan originations:
  Single-family mortgage loans (1)                 270,071       354,734       293,227        212,964       243,694
  Commercial real estate loans                     112,715       120,459       112,180        106,146        71,554
  Decrease (increase) in loans in process
    (2)                                              9,276      (13,546)       (7,086)          1,654      (13,081)
--------------------------------------------------------------------------------------------------------------------
    Total real estate loans originated             392,062       461,647       398,321        320,764       302,167
--------------------------------------------------------------------------------------------------------------------
Consumer loan originations:
  Second mortgage and home equity loans            192,574       160,386       137,459        136,659       120,809
  Automobile loans                                  56,081        52,967        39,635         33,729        23,923
  Other consumer loans (3)                          24,894        22,490        12,168          6,461         7,004
--------------------------------------------------------------------------------------------------------------------
    Total consumer loans originated                273,549       235,843       189,262        176,849       151,736
--------------------------------------------------------------------------------------------------------------------
Education loan originations                         33,705        33,859        29,521         37,692        38,422
Commercial business loan originations                2,278             -             -              -             -
--------------------------------------------------------------------------------------------------------------------
    Total loans originated for investment          701,595       731,350       617,103        535,305       492,325
--------------------------------------------------------------------------------------------------------------------
Loans purchased for investment:
  Single-family residential loans                  178,104        13,051        97,238        165,140             -
  Commercial real estate loans                           -         8,625           798              -         6,373
  Consumer loans                                         -             -             -            377             -
--------------------------------------------------------------------------------------------------------------------
    Total loans purchased for investment           178,104        21,676        98,036        165,517         6,373
--------------------------------------------------------------------------------------------------------------------
Net loans acquired in the acquisition of           114,287             -             -              -             -
    ACB (4)
Loan principal repayments                        (742,074)     (356,507)     (371,999)      (389,935)     (317,291)
Education loans sold                               (1,334)       (4,800)       (2,165)              -             -
Loans transferred to held for sale
  portfolio (5)                                  (165,583)      (23,743)      (21,283)       (98,718)      (92,573)
Loans swapped into mortgage-backed securities            -     (132,280)             -      (222,260)             -
Loans transferred from held for sale
  portfolio (6)                                          -             -        43,554              -             -
Other changes in loans held for investment (7)     (6,155)       (1,813)       (2,178)        (6,276)         (981)
--------------------------------------------------------------------------------------------------------------------
  Balance at end of period                      $1,851,316    $1,772,477    $1,538,595     $1,177,526    $1,193,893
====================================================================================================================

(1) Excludes loans originated for sale and loans originated on an agency basis for WHEDA and State VA. The latter amounted to $22.6 million, $26.3 million, $30.3 million, $38.8 million, and $23.1 million in 2001, 2000, 1999, 1998, and 1997, respectively.
(2) Consists of changes in loans in process on single-family, multi-family, and non-residential real estate construction loans.
(3) Consists principally of loans secured by mobile homes, recreational and household goods, and deposit accounts, as well as unsecured loans.
(4) Consists of $36.9 million in commercial business loans, $36.9 million in single-family residential loan, $27.0 million in commercial real estate loans, $13.3 million in consumer loans, and $0.2 million in education loans.
(5) Consists of single-family adjustable-rate mortgage loans that converted to fixed-rate and were sold in the secondary market.
(6) Consists of fixed-rate mortgage loans transferred from loans held for sale at the lower of cost or market to maintain growth in the Corporation's earning assets.
(7) Consists principally of real estate foreclosures and changes in allowance for loan losses, discounts, premiums, and deferred fees.

         OTHER ASSETS The Corporation's other assets increased from $2.6 million at December 31, 2000, to $33.3 million at December 31, 2001. A large portion of this increase resulted from the Corporation's purchase of life insurance on certain key members of senior and middle management personnel (referred to as "bank-owned life insurance").

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $200.4 million or 11.8% during the twelve months ended December 31, 2001 (excluding $129.6 million in deposits assumed in the ACB acquisition). Management attributes much of this growth to recent volatility in other financial markets, which has made traditional bank financial offerings more attractive to consumers, as well as aggressive pricing of certificates of deposit by the Corporation in its market areas. The Corporation's deposit liabilities were also impacted by an $87.9 million or over 520% increase in custodial deposit accounts during 2001. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased substantially in 2001 due to significant increases in loan prepayment activity.

         The following table sets forth the composition of the Corporation's deposit liabilities as of December 31 for each of the years indicated.



Dollars in thousands                              2001                      2000                       1999
---------------------------------------------------------------------------------------------------------------------
                                                        WEIGHTED                 WEIGHTED                   WEIGHTED
                                                         AVERAGE                  AVERAGE                    AVERAGE
                                             AMOUNT         RATE      AMOUNT         RATE      AMOUNT           RATE
--------------------------------------------------------------------------------------------------------------------
Regular savings accounts                   $141,548        1.11%    $103,662        1.49%     $104,511        1.49%
Interest-bearing checking accounts          101,679         0.63      80,594         0.85       72,913         0.75
Non-interest bearing checking accounts      285,591            -     161,602            -      136,700            -
Money market accounts                       214,604         1.80     154,399         4.22      173,596         3.76
Variable-rate IRA accounts                    4,017         1.88       2,827         3.94        3,610         3.63
Certificates of deposit                   1,281,814         5.19   1,196,168         6.45      979,930         5.41
--------------------------------------------------------------------------------------------------------------------
  Total                                  $2,029,254        3.58%  $1,699,252        5.06%   $1,471,259        4.20%
====================================================================================================================



         At December 31, 2001, certificates of deposit in denominations of $100,000 or more amounted to $152.3 million and mature as follows: $59.6 million within three months, $22.3 million over three through six months, $29.6 million over six through 12 months, $37.3 million over 12 through 24 months, and $3.5 million over 24 months. At December 31, 2001, certificates of deposits issued through third-party broker-dealers amounted to $22.3 million, all of which was scheduled to mature within three months.

         FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation's federal funds purchased and securities sold under agreement to repurchase declined by $120.0 million or 100% in the aggregate during the twelve months ended December 31, 2001. This decrease was primarily funded by an increase in deposit liabilities, as previously described.

         FHLB ADVANCES AND ALL OTHER BORROWINGS The Corporation's FHLB advances increased by $86.2 million or over 23% during the year ended December 31, 2001 (excluding $13.5 million acquired in the ACB acquisition). Additional FHLB advances were drawn during 2001 to fund growth in the Corporation's mortgage-backed and related securities.

         The following table presents certain information regarding the Corporation's short-term borrowings (original maturity of less than one year) at or for the years ended December 31, 2001, 2000, and 1999.


Dollars in thousands                                                                 2001         2000         1999
---------------------------------------------------------------------------------------------------------------------

FHLB advances:
  Average balance outstanding (1)                                                 $35,006      $51,828      $84,482
  Maximum amount outstanding at any month-end during the period                   112,080      201,273      204,215
  Balance outstanding at end of period                                             12,500       10,545      201,273
  Average interest rate during the period (2)                                       4.50%        6.42%        5.32%
  Weighted-average interest rate at the end of period                               2.61%        6.74%        5.66%

Securities sold under agreements to repurchase:
  Average balance outstanding (1)                                                 $36,923      $71,154            -
  Maximum amount outstanding at any month-end during the period                   100,000      100,000            -
  Balance outstanding at end of period                                                  -      100,000            -
  Average interest rate during the period (2)                                       6.66%        6.45%            -
  Weighted-average interest rate at the end of period                                   -        6.68%            -

Federal funds purchased:
  Average balance outstanding (1)                                                 $10,769      $15,385       $2,308
  Maximum amount outstanding at any month-end during the period                    20,000       20,000       20,000
  Balance outstanding at end of period                                                  -       20,000       20,000
  Average interest rate during the period (2)                                       5.15%        6.72%        5.74%
  Weighted-average interest rate at the end of period                                   -        6.77%        5.79%

Total short-term borrowings:
  Average balance outstanding (1)                                                 $82,698     $138,367      $86,790
  Maximum amount outstanding at any month-end during the period                   191,155      221,273      221,273
  Balance outstanding at end of period                                           12500.00      130,545      221,273
  Average interest rate during the period (2)                                       5.55%        6.47%        5.33%
  Weighted-average interest rate at the end of period                               2.61%        6.70%        5.67%
====================================================================================================================

(1) Calculated using month-end balances.
(2) Calculated using month-end average interest rates.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $8.5 million or 0.31% of total assets at December 31, 2001, compared to $4.4 million or 0.19% at December 31, 2000. The increase in non-performing assets in 2001 was due in part to an overall increase in loans on non-accrual status, particularly consumer loans and, to a lesser degree, mortgage loans. These increases were principally caused by a general deterioration in overall economic conditions in 2001. Also contributing to the increase in non-performing assets in 2001 was $933,000 of real estate in judgement and real estate acquired through foreclosure related to three independent builders that experienced problems with a number of small single-family projects. Although foreclosure on these loans has commenced, management does not expect to incur significant losses. However, there can be no assurances.

         The following table contains information regarding the Corporation's non-performing assets during the five year period ended December 31, 2001.


Dollars in thousands                                             2001       2000        1999       1998        1997
--------------------------------------------------------------------------------------------------------------------

Non-accrual loans:
  Single-family mortgage loans                                 $3,078     $2,065        $862       $770        $738
  Commercial real estate loans                                    373          -           -          -       3,000
  Consumer loans                                                2,040      1,069         191        341         672
  Commercial business loans                                       164          -           -          -           -
--------------------------------------------------------------------------------------------------------------------
    Total non-accrual loans                                     5,655      3,134       1,053      1,111       4,410
Real estate owned and in judgement                              2,847      1,222       1,091      1,264         492
--------------------------------------------------------------------------------------------------------------------
    Total non-performing assets                                $8,502     $4,356      $2,144     $2,375      $4,902
====================================================================================================================
Ratio of non-accrual loans to loans held for investment         0.31%      0.18%       0.07%      0.09%       0.37%
====================================================================================================================
Ratio of total non-performing assets to total assets            0.31%      0.19%       0.10%      0.13%       0.32%
====================================================================================================================
Ratio of total allowance for loan and real estate losses
  to total non-performing assets                                 120%       188%        365%       330%        159%
====================================================================================================================

Note: there were no non-performing education loans as of December 31 for any of the years presented.

         In addition to non-performing assets, at December 31, 2001, management was closely monitoring $10.3 million in assets which it had classified as doubtful, substandard, or special mention. This compares to $2.8 million in such assets at December 31, 2000. The increase in 2001 was due primarily to the classification of $4.8 million in commercial real estate and $1.9 million in commercial loans as substandard in the fourth quarter, the latter attributable to the ACB acquisition. Although these loans were performing in accordance with their terms, management of the Corporation deemed their classification prudent after consideration of factors such as declines in the valuation of associated collateral, reductions in occupancy rates, and deteriorating economic conditions. Management does not expect to incur a significant loss on these loans at this time, although there can be no assurances.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During 2001, 2000, and 1999, the Corporation used these sources of funds to fund loan commitments, purchase investment and mortgage-related securities, and cover maturing liabilities and deposit withdrawals. At December 31, 2001, the Corporation had $889.9 million in time deposits, and $66.8 million in FHLB advances that were scheduled to mature within one year. In addition, the Corporation had approved loan commitments and undisbursed commitments on construction loans outstanding as of the same date. Management believes that the Corporation has adequate resources to fund all of these obligations or commitments, that all of these obligations or commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments. Under FHLB lending and collateralization guidelines, the Corporation had approximately $356 million in unused borrowing capacity at the FHLB as of December 31, 2001. The Corporation also had $65 million in unused lines of credit with other financial institutions as of the same date.

         The Corporation's stockholders' equity ratio as of December 31, 2001, was 7.08% of total assets. The Corporation's long-term objective is to maintain a ratio of at least 7.0%.

         The Corporation is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Corporation's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At December 31, 2001, the Corporation's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well capitalized" institution. For additional discussion, refer to Note 11 of the Corporation's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The Corporation paid cash dividends of $8.9 million, $7.7 million, and $6.3 million during the years ended December 31, 2001, 2000, and 1999, respectively. These amounts equated to dividend payout ratios of 31.2%, 33.3%, and 28.0% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations which include, but are not limited to, the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Corporation, as previously described, and certain dividend restrictions in effect for the Corporation (for additional discussion refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data"). Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On January 24, 2002, the Corporation's Board of Directors approved a regular quarterly dividend of $0.12 per share payable on March 7, 2002, to shareholders of record on February 14, 2002.

         During 2001, the Corporation repurchased 228,800 shares of its common stock at a cost of $3.2 million under its 1999 and 2000 stock repurchase plans (the "1999 Plan" and "2000 Plan", respectively). As of December 31, 2001, no shares remained to be purchased under the 1999 Plan and 904,260 shares remain to be purchased under the 2000 Plan. In April 2001, the Corporation's Board of Directors extended the 2000 Plan for another twelve months. The shares may be repurchased from time to time in open-market transactions during the next twelve months as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. For additional discussion, refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         During 2001, the Corporation reissued 1,825,132 shares of common stock out of its inventory of treasury stock with a cost basis of $18.3 million (1,685,126 of these shares, plus 250,178 of previously unissued shares, were issued in connection with the acquisition of ACB). In general, these shares were otherwise issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.


ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk" or "market risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "gaps"). Management has sought to control the Corporation's one- and three-year gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer, education, and commercial loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in adjustable-rate and short- and medium-term fixed-rate CMOs and MBSs. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

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

         The following table summarizes the Corporation's gap as of December 31, 2001.

                                                          MORE THAN    MORE THAN    MORE THAN
                                              6 MONTHS     6 MONTHS    1 YEAR TO   3 YEARS TO         OVER
Dollars in thousands                           OR LESS    TO 1 YEAR      3 YEARS      5 YEARS      5 YEARS       TOTAL
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Mortgage and commercial loans:
  Fixed                                       $146,366      $39,700      $56,408      $32,963       $8,223    $283,660
  Adjustable                                   214,559      209,835      423,119      221,612        3,948   1,073,073
Consumer and education loans                   328,943       67,191      124,713       26,707        6,050     553,604
Mortgage-backed and related securities         127,477       63,248      164,584       59,730       19,831     434,870
Investment securities and other earning
  assets                                       133,233            -            -            -       28,063     161,296
-----------------------------------------------------------------------------------------------------------------------
  Total                                       $950,578     $379,974     $768,824     $341,012      $66,115  $2,506,503
=======================================================================================================================
Interest-bearing liabilities:
Deposits liabilities:
  Regular savings and checking accounts       $243,227            -            -            -            -    $243,227
  Money market deposit accounts                214,604            -            -            -            -     214,604
  Variable-rate IRA accounts                     4,017            -            -            -            -       4,017
  Time deposits                                698,610     $189,146     $365,951      $28,107            -   1,281,814
FHLB advances and other borrowings             256,655       40,419      145,369       25,004            -     467,447
-----------------------------------------------------------------------------------------------------------------------
  Total                                     $1,417,113     $229,565     $511,320      $53,111            -  $2,211,109
=======================================================================================================================
Excess (deficiency) of earning assets
  over interest-bearing liabilities          ($466,535)    $150,409     $257,504     $287,901      $66,115
=======================================================================================================================
Cumulative excess (deficiency) of
  earning assets over interest-bearing
  liabilities                                ($466,535)   ($316,126)    ($58,622)    $229,279     $295,394
=======================================================================================================================
Cumulative excess (deficiency) of earning
  assets over interest-bearing liabilities
  as a percent of total assets                 -17.17%      -11.63%       -2.16%        8.44%       10.87%
=======================================================================================================================
Cumulative earning assets as a percentage
  of interest-bearing liabilities               67.08%       80.80%       97.28%      110.37%      113.36%
=======================================================================================================================

Note: If redeemable FHLB advances, interest-bearing checking, and regular savings deposits were deemed to reprice after one year, the Corporation's one-year funding gap would have been 5.79% as of December 31, 2001, which compares to -3.25% and -8.58% as of December 31, 2000 and 1999, respectively.

         The Corporation's one-year gap was -11.63% at December 31, 2001, compared to -20.65% and -21.89% at December 31, 2000 and 1999, respectively. The decline in the Corporation's negative one-year gap in 2001 was primarily attributable to an increase in overnight and short-term investments, due to the temporary investment of proceeds from increased sales of mortgage loans. Also contributing was an increase in FHLB advances that have a maturity date beyond December 31, 2002.

         Certain shortcomings are inherent in using gap to quantify exposure to interest rate risk. For example, although certain assets and liabilities may have similar maturities or repricings in the table, they may react differently to actual changes in market interest rates. This is especially true for assets such as mortgage loans that have embedded prepayment options and liabilities that have early redemption features. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. This is especially true in circumstances where management has a certain amount of control over interest rates, as it does in the case of deposit liabilities. Additionally, certain assets such as adjustable-rate mortgage loans have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Furthermore, the proportion of adjustable-rate loans in the Corporation's portfolio may change as interest rates change due to changes in borrowers' preferences.

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

         The Corporation does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its interest rate risk. However, the Corporation does use forward sales of mortgage-backed securities and other commitments of a similar nature to manage exposure to market risk in its "pipeline" of single-family residential loans intended for sale. This pipeline consists of mortgage loans that are held for sale as of the balance sheet date as well as commitments to originate mortgage loans that are intended for sale, but are not closed as of the balance sheet date. Loans held for sale are generally matched against forward sales that require delivery within 30 to 60 days of the balance sheet date. The Corporation's policy is to match substantially all of its pipeline with forward sales. These forward sales generally require delivery within 30 to 60 days. Given these policies, as well as the short-term nature of the Corporation's pipeline and its related forward sales, management believes these financial instruments pose little market risk to the Corporation.

         The Corporation is required by the OTS to estimate the sensitivity of its net portfolio value of equity ("NPV") to immediate and sustained changes in interest rates and to measure such sensitivity on at least a quarterly basis. NPV is defined as the estimated net present value of an institution's existing assets, liabilities, and off-balance sheet instruments at a given level of market interest rates. Computation of the estimated net present value of assets, liabilities, and off-balance sheet instruments requires management to make numerous assumptions with respect to such items. These assumptions include, but are not limited to, appropriate discount rates, loan prepayment rates, deposit decay rates, etc., for each interest rate scenario. In general, the Corporation has used substantially the same assumptions for computing the net present value of financial assets and liabilities in the base scenario as it uses in preparing the fair value disclosures required under GAAP (refer to Notes 1 and 12 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data"). Computations of net present values for other interest rate scenarios follow the same basic approach except that discount rates, loan prepayment rates, and other assumptions are adjusted accordingly. The net present values of non-financial assets and liabilities are generally estimated to be equal to their carrying values under all interest rate scenarios as permitted by OTS regulations. With respect to off-balance sheet items, the Corporation generally relies on estimates of value provided by the OTS. The same is true for certain other financial assets such as mortgage servicing rights and deposit-based intangibles.

         The following table summarizes as of December 31, 2001 and 2000, the sensitivity of the Corporation's NPV to immediate and sustained changes in interest rates, as shown (parallel shifts in the term structure of interest rates are assumed as permitted by OTS regulations; dollars are presented in millions).

                                                     Estimated NPV
                                                     -------------
                  Change in Interest Rates         12/31/01   12/31/00
                  ------------------------         --------   --------
                  200 basis point increase          $211.4     $166.6
                  Base scenario                      218.2      174.9
                  200 basis point decline            203.3      158.9

         Certain shortcomings are inherent in using NPV to quantify exposure to market risk. For example, actual and future values of assets, liabilities, and off-balance sheet items will differ from those determined by the model for a variety of reasons to include, but not limited to, differences in actual market discount rates, differences in actual loan prepayment activity, and differences in deposit customers' responses to changes in interest rates and the resulting impact on the Corporation's offering rates. Furthermore, the analysis does not contemplate future shifts in asset or liability mix or any actions management may take in response to changes in interest rates. As a result of these shortcomings, it is unlikely that actual or future values of the Corporation's assets, liabilities, and off-balance sheet items are or will be equal to those presented in the NPV analysis.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2001 and 2000

ASSETS                                                                                       2001             2000
------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                               $70,756,705      $25,445,819
Interest-bearing deposits with banks                                                   98,233,160       13,054,493
Investment securities available for sale, at fair value                                35,461,500          817,141
Mortgage-backed and related securities:
  Available for sale, at fair value                                                   305,979,912      331,236,909
  Held for investment, at cost (fair value of $134,937,344 and $76,456,829,
  respectively)                                                                       134,010,248       77,298,853
Loans held for sale                                                                    56,109,442       22,973,887
Loans held for investment, net                                                      1,851,316,436    1,772,476,651
Federal Home Loan Bank stock                                                           28,063,300       25,568,100
Accrued interest receivable, net                                                       19,016,429       19,701,004
Office properties and equipment                                                        30,653,310       26,781,010
Mortgage servicing rights, net                                                         29,908,769       23,280,472
Intangible assets                                                                      24,946,280       11,490,392
Other assets                                                                           33,254,152        2,600,835
------------------------------------------------------------------------------------------------------------------

  Total assets                                                                     $2,717,709,643   $2,352,725,566
==================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                $2,029,254,047   $1,699,252,162
Federal funds purchased                                                                         -       20,000,000
Securities sold under agreements to repurchase                                                  -      100,000,000
Federal Home Loan Bank advances                                                       467,415,000      368,205,000
Other borrowings                                                                           32,311        2,641,370
Advance payments by borrowers for taxes and insurance                                   1,640,142        1,023,712
Accrued interest payable                                                                4,063,741        4,047,875
Other liabilities                                                                      22,906,699       11,005,952
------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 2,525,311,940    2,206,176,071
------------------------------------------------------------------------------------------------------------------
Preferred stock, $0.10 par value, 5,000,000 shares authorized, none outstanding                 -                -
Common stock, $0.10 par value, 100,000,000 shares authorized, 20,200,829 and
  19,941,630 shares issued and outstanding (including 0 and 1,596,332 shares of
  treasury stock), respectively                                                         2,020,083        1,994,163
Additional paid-in capital                                                             46,607,845       34,540,064
Retained earnings                                                                     141,717,089      122,921,606
Treasury stock, at cost                                                                         -     (15,127,142)
Unearned restricted stock                                                                (87,083)        (142,083)
Accumulated non-owner adjustments to equity, net                                        2,139,769        2,362,887
------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                          192,397,703      146,549,495
------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                       $2,717,709,643   $2,352,725,566
==================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2001, 2000, and 1999

                                                                        2001               2000               1999
------------------------------------------------------------------------------------------------------------------
Interest on loans                                               $144,007,080       $134,454,432       $103,880,028
Interest on mortgage-backed and related securities                24,060,467         24,516,300         23,728,297
Interest and dividends on investments                              3,465,094          2,465,456          2,462,273
------------------------------------------------------------------------------------------------------------------
  Total interest income                                          171,532,641        161,436,188        130,070,598
------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                   83,584,616         73,587,725         60,547,033
Interest on FHLB advances and other borrowings                    24,745,757         28,308,198         15,406,359
------------------------------------------------------------------------------------------------------------------
  Total interest expense                                         108,330,373        101,895,922         75,953,392
------------------------------------------------------------------------------------------------------------------
  Net interest income                                             63,202,268         59,540,266         54,117,206
Provision for loan losses                                          1,763,391          1,008,780            387,021
------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses             61,438,877         58,531,486         53,730,185
------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                           25,445,941         22,460,778         20,229,612
Premiums and commissions                                           3,826,392          2,782,982          2,612,694
Loan servicing fees, net                                         (7,529,972)          3,874,210          2,758,148
Gain on sales of loans                                            24,422,870          2,736,467          7,225,815
Gain on sale of investments                                           13,199                  -                  -
Gain on sale of real estate investments                                    -          1,188,863                  -
Other income                                                       3,348,876          2,589,250          2,351,585
------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                       49,527,306         35,632,550         35,177,854
------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                40,152,644         35,246,002         31,512,342
Occupancy and equipment                                            8,721,140          7,827,333          7,381,256
Communications, postage, and office supplies                       5,256,205          4,304,790          4,019,411
ATM and debit card transaction costs                               3,241,996          2,927,597          2,694,203
Advertising and marketing                                          2,588,745          2,377,953          2,275,502
Amortization of intangibles                                        1,084,974          1,027,761          1,031,774
Other expenses                                                     6,073,769          4,538,896          5,384,961
------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                      67,119,473         58,250,331         54,299,449
------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                      43,846,710         35,913,705         34,608,590
Income tax expense                                                15,398,485         12,769,829         12,167,380
------------------------------------------------------------------------------------------------------------------

  Net income                                                     $28,448,225        $23,143,876        $22,441,210
==================================================================================================================


PER SHARE INFORMATION                                                   2001               2000               1999
------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                             $1.51              $1.25              $1.17
Basic earnings per share                                                1.52               1.26               1.21
Dividends paid per share                                                0.47               0.42               0.34
==================================================================================================================

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001, 2000, and 1999

------------------------------------------------------------------------------------------------------------------
                                    COMMON
                                 STOCK AND                                               ACCUMULATED
                                ADDITIONAL                                   UNEARNED      NON-OWNER
                                   PAID-IN       RETAINED      TREASURY    RESTRICTED    ADJUSTMENTS
                                   CAPITAL       EARNINGS         STOCK         STOCK      TO EQUITY         TOTAL
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998  $ 36,534,227  $  97,291,806  $(12,722,834) $ (1,256,266)  $  2,837,714  $122,684,647
Net income                                     22,441,210                                               22,441,210
Securities valuation
  adjustment, net of income
  taxes                                                                                   (4,045,959)   (4,045,959)
                                                                                                     -------------
Net income and non-owner
  adjustments to equity                                                                                 18,395,251
                                                                                                     -------------
Dividends paid                                 (6,287,822)                                              (6,287,822)
Exercise of stock options                      (6,516,097)   14,264,500                                  7,748,403
Purchase of treasury stock                                  (15,930,336)                               (15,930,336)
Amortization of restricted
  stock                                                                       665,083                      665,083
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999    36,534,227    106,929,097   (14,388,670)     (591,183)    (1,208,245)  127,275,226
Net income                                     23,143,876                                               23,143,876
Securities valuation
  adjustment, net of income
  taxes                                                                                    3,571,132     3,571,132
                                                                                                     -------------
Net income and non-owner
  adjustments to equity                                                                                 26,715,008
                                                                                                     -------------
Dividends paid                                 (7,699,035)                                              (7,699,035)
Exercise of stock options                        (417,520)      809,879                                    392,359
Restricted stock award                              4,688       160,312      (165,000)                           -
Purchase of treasury stock                                  (1,708,663)                                 (1,708,663)
Amortization of restricted
  stock                                           960,500                     614,100                    1,574,600
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000    36,534,227    122,921,606   (15,127,142)     (142,083)     2,362,887   146,549,495
Net income                                     28,448,225                                               28,448,225
Securities valuation
  adjustment, net of income
  taxes                                                                                     (214,539)     (214,539)
Reclassification adjustment
  for gain on securities
  included in income, net of
  income taxes                                                                                (8,579)       (8,579)
                                                                                                     -------------
Net income and non-owner
  adjustments to equity                                                                                 28,225,107
                                                                                                     -------------
Common stock issued for
  acquisition                   12,085,017                   16,518,776                                 28,603,793
Dividends paid                                 (8,866,148)                                              (8,866,148)
Exercise of stock options            8,684     (1,508,794)    1,821,742                                    321,632
Purchases of treasury stock                                  (3,213,376)                                (3,213,376)
Amortization of restricted
  stock                                           722,200                      55,000                      777,200
==================================================================================================================
Balance at December 31, 2001   $48,627,928   $141,717,089             -      ($87,083)    $2,139,769  $192,397,703
==================================================================================================================

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2000, and 1999

                                                                                  2001           2000          1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                               $28,448,225    $23,143,876   $22,441,210
  Adjustments to reconcile net income to net cash provided by operations:
      Provision for loan and real estate losses, net                         1,807,782      1,069,996       305,852
      Net loan costs deferred                                              (2,740,892)    (1,349,652)     (586,949)
      Amortization (including mortgage servicing rights)                    18,795,379      6,184,715     7,137,777
      Depreciation                                                           2,586,951      2,573,353     2,521,592
      Gains on sales of loans and other investments                       (24,436,069)    (3,925,330)   (7,225,815)
      Decrease (increase) in accrued interest receivable                     1,610,828    (4,280,167)   (1,532,299)
      Increase (decrease) in accrued interest payable                      (1,449,262)      1,531,595       568,457
      Increase in current and deferred income taxes                          3,990,480        351,772     5,678,518
      Other accruals and prepaids, net                                         435,401      (663,059)       356,321
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and
        sales                                                               29,048,823     24,637,099    29,664,664
  Loans originated for sale                                            (1,252,070,158)  (142,985,217) (305,345,488)
  Sales of loans originated for sale or transferred from held for
    investment                                                           1,390,901,215    150,876,533   351,254,560
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                      167,879,880     32,528,415    75,573,736
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks             (75,614,559)      4,735,769    78,759,513
  Purchases of investment securities                                      (35,553,880)              -     (941,254)
  Sales of investment securities                                            21,823,808              -             -
  Maturities of investment securities                                          100,000        100,000             -
  Purchases of mortgage-backed and related securities available for
    sale                                                                 (167,327,646)              - (144,155,260)
  Purchases of mortgage-backed and related securities held for
    investment                                                           (100,780,023)              -  (51,163,258)
  Principal repayments on mortgage-backed and related securities
    available for sale                                                     193,046,784     58,228,257    90,384,796
  Principal repayments on mortgage-backed and related securities held
    for investment                                                          43,826,047     26,567,249    49,632,447
  Sales of mortgage-backed and related securities available for sale         7,408,541              -             -
  Loans originated for investment                                        (701,594,833)  (731,349,977) (617,103,300)
  Loans purchased for investment                                         (178,103,908)   (21,675,836)  (98,035,581)
  Loan principal repayments                                                742,073,665    356,507,215   371,997,482
  Sales of education loans                                                   1,384,322      4,996,708     2,254,103
  Sales of real estate                                                       2,478,862      2,780,175     1,710,646
  Purchases of office properties and equipment                             (6,388,322)    (4,931,478)   (2,173,855)
  Purchases of mortgage servicing rights                                   (1,100,197)    (1,865,307)             -
  Purchase of net assets of ACB (excluding cash and cash equivalents)     (25,623,980)              -             -
  Purchase of bank-owned life insurance                                   (15,000,000)              -             -
  Other, net                                                              (14,579,244)    (2,594,536)   (9,589,230)
-------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                (309,524,563)  (308,501,761) (328,422,751)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                          202,008,108    227,992,689    11,123,813
  Long-term advances from Federal Home Loan Bank                           162,500,000    185,000,000   142,000,000
  Repayment of long-term Federal Home Loan Bank advances                  (53,245,000)   (95,400,000)  (82,715,000)
  Increase (decrease) in short-term Federal Home Loan Bank borrowings     (23,045,000)  (165,728,000)   198,273,000
  Increase (decrease) in securities sold under agreements to repurchase  (100,000,000)    100,000,000             -
  Increase (decrease) in federal funds purchased                          (20,000,000)              -    20,000,000
  Increase (decrease) in other borrowings                                  (2,609,059)    (2,605,331)     2,243,717
  Increase (decrease) in advance payments by borrowers for taxes and
    insurance                                                                  529,901    (4,384,104)     3,645,626
  Common stock issued for acquisition                                       28,603,793              -             -
  Purchases of treasury stock                                              (3,213,376)    (1,708,663)  (15,930,336)
  Dividends paid                                                           (8,866,148)    (7,699,035)   (6,287,822)
  Other, net                                                                 4,292,350        385,588     2,419,333
-------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                              186,955,569    235,853,144   274,772,331
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                          45,310,886   (40,120,202)    21,923,316
Cash and due from banks at beginning of period                              25,445,819     65,566,021    43,642,705
===================================================================================================================
    Cash and due from banks at end of period                               $70,756,705    $25,445,819   $65,566,021
===================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                $173,143,469   $157,156,021  $128,538,299
  Interest paid on deposits and borrowings                                 109,779,635    100,364,327    75,384,935
  Income taxes paid                                                         11,408,441     12,559,751     6,685,320
  Income taxes refunded                                                          1,454        141,693       196,429
  Transfer of loans from held for investment to held for sale              165,583,373     23,743,254    21,283,119
  Mortgage-backed securities swaps                                                   -    132,280,050             -
  Transfer of loans from held for sale to held for investment                        -              -    43,553,563
===================================================================================================================

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

         INVESTMENT SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES, AND STOCK HELD FOR REGULATORY PURPOSES Investment securities and mortgage-backed and related securities, are classified in one of two categories and accounted for as follows: (1) securities that the Corporation has the positive intent and ability to hold to maturity are classified as "held for investment" and reported at amortized cost; (2) securities not classified as "held for investment" are classified as "available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as non-owner adjustments to equity, net of estimated income taxes. Management determines the appropriate classification for its securities at the time of purchase. The specific identification method is used to determine the cost of securities sold. The Corporation does not maintain a trading account for investment securities or mortgage-backed and related securities. Stock of the FHLB is owned due to regulatory requirements and is carried at cost.

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

         LOANS HELD FOR SALE, DERIVATIVE INSTRUMENTS, AND HEDGING ACTIVITIES In January 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This standard established new rules for the recognition and measurement of derivatives and hedging activities and required all derivatives to be recorded in the Statement of Financial Condition at fair value. The adoption of this standard did not have a material impact on the Corporation's financial condition or results of operations.

         The Corporation does not use derivative instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its operations. However, the Corporation does use forward sales of mortgage-backed securities and other commitments of a similar nature to manage exposure to market risk in its "pipeline" of single-family residential loans intended for sale. Forward sales are derivative instruments and are subject to the rules established by SFAS 133. In addition, commitments to extend credit that relate to loans the Corporation intends to sell ("interest rate commitments") are also considered to be derivative instruments under SFAS 133. The Corporation's policy is to offset substantially all of its exposure to market risk in its pipeline of loans intended for sale against forward sales.

         Single-family residential loans held for sale that are matched against a forward sale are accounted for using the "fair value hedge method". Accordingly, the loans and the forward sales are valued on a quarterly basis and net unrealized gains or losses are recorded in the current period's earnings. Loans held for sale that are not matched against forward sales are carried at the lower of aggregate cost or market. Net unrealized losses on these loans, if any, are recorded in the current period's earnings. In general, the Corporation does not maintain a material amount of loans held for sale that are not matched against forward sales.

         Interest rate commitments on loans the Corporation intends to sell, forward sales matched against such commitments, and forward sales that are not matched against a loan or interest rate commitment are valued on a quarterly basis. Net unrealized gains or losses associated with such derivative instruments are recorded in the current period's earnings.

         Net unrealized gains and/or losses on the Corporation's pipeline of loans intended for sale were not material during any of the periods presented in the Corporation's Statements of Operations.

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

         Sales or securitizations of mortgage loans through FHLMC and FNMA are generally done under terms that do not provide for any recourse to the Corporation by the investor. However, in the case of sales to the FHLB, the Corporation retains the credit risk on the underlying loans in exchange for a credit enhancement fee. Furthermore, the Corporation sometimes retains an exposure to credit risk on loans it securitizes into MBSs through FHLMC or FNMA. In these instances, the Corporation records a recourse liability to provide for potential credit losses. Because the loans involved in these transactions are similar to those in the Corporation's loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to "Allowance for Loan Losses", below).

         MORTGAGE SERVICING RIGHTS Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due. When necessary, servicing mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. The Corporation generally earns a servicing fee of 25 basis points or more on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and float.

         The Corporation records originated mortgage servicing rights ("OMSR") as a component of gain on sale of mortgage loans when the obligation to service such loans has been retained by the Corporation. The value recorded for OMSR is based on the relative values of the servicing rights and the underlying loans without the servicing rights. This value approximates the present value of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The carrying value of OMSR is amortized against service fee income over the estimated lives of the loans using the income-forecast method. The Corporation also purchases mortgage servicing rights ("PMSR") from third-parties. PMSR is recorded at cost and is also amortized over the estimated lives of the loans using the income-forecast method. The Corporation purchases or originates mortgage servicing rights on single-family residential mortgage loans only.

         The value of OMSR and PMSR (collectively "mortgage servicing rights" or "MSRs") is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. In valuing MSRs, the Corporation stratifies the loans by investor and by the type of remittance program sponsored by the investor, if applicable. If, based on periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against the Corporation's loan servicing fee income. A valuation allowance is not recorded if the estimated fair value of a stratum exceeds its carrying value. Because of this inconsistent treatment, the Corporation may be required to maintain a valuation allowance against MSRs even though the estimated fair value of the Corporation's total MSR portfolio exceeds its carrying value in total. The valuation adjustment is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, an appropriate discount rate as determined by management, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income.

         ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is composed of specific and general valuation allowances. The Corporation establishes specific valuation allowances on loans it considers to be impaired. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral. A specific valuation allowance is established for an amount equal to the impairment. General valuation allowances are based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect borrowers' ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors.

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

         OFFICE PROPERTIES AND EQUIPMENT Office properties and equipment are recorded at cost less accumulated depreciation, which is provided over the estimated useful lives (five to forty years) of the respective assets on a straight-line basis. The cost of leasehold improvements is being amortized on the straight-line basis over the lesser of the term of the respective lease or the estimated economic life. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income.

         GOODWILL AND INTANGIBLE ASSETS From time-to-time the Corporation has acquired all or a portion of the assets and liabilities of other financial institutions and has paid or received amounts for such assets and liabilities that are not equal to their identifiable fair value. A portion of the resulting difference was amortized to earnings over the estimated remaining lives of the deposit liabilities acquired in these transactions. Under new accounting rules that will take effect in 2002, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new rules. Other identifiable intangible assets which include deposit-based intangibles will continue to be amortized over their useful lives. For additional discussion, refer to "Pending Accounting Changes", below.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation occasionally enters into sales of securities under agreements to repurchase with third-party broker-dealers (commonly referred to as "reverse-repurchase agreements). These arrangements are treated as a financing, and the obligations to repurchase securities sold are reflected as a liability in the Corporation's Consolidated Statement of Financial Condition. The securities underlying the agreements remain in the asset accounts.

         Securities sold under reverse repurchase agreements are physically delivered to the broker-dealers that arranged the transactions. The broker-dealers may have sold, loaned, or otherwise disposed of such securities to other parties in the normal course of their operations. The Corporation is exposed to risk in these types of transactions in that changes in market prices, economic losses, or other factors could prevent or delay the counter-party in the transaction from returning the securities at the maturity of the agreement. The Corporation limits its exposure to such risk by utilizing standard industry agreements, limiting counter-parties to large, reputable broker-dealers, limiting the amount that can be borrowed from an individual counter-party, and limiting the duration of such agreements (typically one to six months).

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

         FAIR VALUES OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments (refer to Note 12 for actual fair value amounts).

                  CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSITS WITH BANKS The face amounts presented in the Corporation's Consolidated Statements of Financial Condition for cash and interest-bearing deposits approximates fair value for such assets.

                  INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES Fair values for this group of financial instruments are based on average quoted market prices obtained from independent pricing sources. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

                  LOANS HELD FOR SALE OR FOR INVESTMENT The estimated fair values of loans held for sale or for investment are determined using discounted cash flow techniques. Scheduled principal and interest payments are adjusted for estimated future prepayments as provided by third-party market sources or as estimated by management using historical prepayment experience. Discount rates used in the fair value computations are generally based on interest rates offered by the Corporation on similar loans as of the end of the period, adjusted for management's estimate of differences in liquidity, credit risk, remaining term to maturity, etc.

                  The estimated fair value of loans held for sale also includes an adjustment for the estimated fair value of unfunded interest rate commitments on loans the Corporation intends to sell, as well as forward commitments to sell loans. The methods used to value these commitments are described under "Off-Balance Sheet Financial Instruments", below.

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

                  OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS. The Corporation has become a party to financial instruments with off-balance-sheet risk in the normal course of its business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, lines of credit, forward commitments to sell loans, and financial guarantees.

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

                  The fair values of commitments to extend credit are determined using discounted cash flow techniques, similar to that which is used for loans held for sale or for investment, as previously described.

                  The fair values of forward commitments to sell loans are based on average quoted market prices obtained from independent pricing sources. Other than credit enhancements on loans sold to the FHLB, the

Corporation does not issue material amounts of financial guarantees or stand-by letters of credit. Management believes that the Corporation's exposure to loss on such instruments is insignificant, including its credit enhancements with the FHLB. Accordingly, management believes the fair value of such financial instruments approximates zero.

         STOCK-BASED COMPENSATION The Corporation records expense relative to stock-based compensation using the "intrinsic value method". Since the intrinsic value of the Corporation's stock options is generally "zero" at the time of the award, no expense is recorded. With respect to restricted stock awards, the intrinsic value is generally equal to the fair value of the Corporation's common stock on the date of the initial contingent award, adjusted retroactively for any changes in the value of the stock between the initial award date and the final measurement date. Such value is amortized as expense over the measurement period of the award.

         As permitted by GAAP, the Corporation has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on the Corporation's earnings have been disclosed on a pro forma basis. Refer to Note 9 for the appropriate disclosures.

         EARNINGS PER SHARE Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the incentive plans described in Note 9. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the years ended December 31, 2001, 2000, and 1999, is as follows:

                                              2001                        2000                        1999
-------------------------------------------------------------------------------------------------------------------
                                        BASIC       DILUTED         BASIC       DILUTED         BASIC       DILUTED
-------------------------------------------------------------------------------------------------------------------
Net income                        $28,448,225   $28,448,225   $23,143,876   $23,143,876   $22,441,210   $22,441,210
===================================================================================================================
Average common shares issued, net
  of actual treasury shares        18,682,407    18,682,407    18,318,197    18,318,197    18,541,464    18,541,464
Potential common shares issued
  under stock options (treasury
  stock method)                             -       188,582             -       153,888             -       596,458
-------------------------------------------------------------------------------------------------------------------
Average common shares and
  potential common shares          18,682,407    18,870,989    18,318,197    18,472,085    18,541,464    19,137,922
===================================================================================================================
Earnings per share                      $1.52         $1.51         $1.26         $1.25         $1.21         $1.17
-------------------------------------------------------------------------------------------------------------------

         PENDING ACCOUNTING CHANGE In June 2001 the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new statements. Other identifiable intangible assets will continue to be amortized over their useful lives, which includes deposit-based intangibles. The new standards are effective for fiscal years beginning after December 15, 2001, and for transactions completed after June 30, 2001.

         The Corporation will adopt SFAS 141 and 142 in January 2002, although it has already adopted the new accounting rules for its acquisition of ACB, which was completed on October 31, 2001 (refer to Note 14 for additional discussion). The Corporation estimates that its annual amortization of intangible assets will decline by approximately $875,000 in 2002 because of its adoption of the new accounting rules. However, this estimate excludes any increase that will result from the Corporation's amortization of identifiable intangible assets (such as deposit-based intangibles) recorded in connection with recent or pending transactions (refer to Notes 14 and 15 for additional discussion).

         CASH AND CASH Equivalents For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents consists solely of cash on hand and non-interest-bearing deposits in banks ("cash and due from banks"). The Corporation is required to maintain a certain amount of cash on hand and non-interest-bearing account balances at the Federal Reserve Bank of Minneapolis to meet specific reserve requirements. These requirements approximated $37.3 million at December 31, 2001.

         RECLASSIFICATION Certain 2000 and 1999 balances have been reclassified to conform with the 2001 presentation.


NOTE 2--INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES

         Investment securities and mortgage-backed and related securities at December 31, 2001 and 2000, are summarized as follows:

                                                                                  2001
------------------------------------------------------------------------------------------------------------------
                                                        AMORTIZED       UNREALIZED      UNREALIZED            FAIR
                                                             COST            GAINS          LOSSES           VALUE
------------------------------------------------------------------------------------------------------------------
Available for sale:

  Investment securities                               $35,360,585         $100,915               -     $35,461,500
  Collateralized mortgage obligations                 221,777,458        1,919,852      ($298,471)     223,398,839
  Mortgage-backed securities                           81,011,417        1,593,939        (24,283)      82,581,073
------------------------------------------------------------------------------------------------------------------
    Total available for sale                          338,149,460        3,614,706       (322,754)     341,441,412
------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations                 132,755,022        1,058,523       (147,711)     133,665,834
  Mortgage-backed securities                            1,255,226           30,378        (14,094)       1,271,510
------------------------------------------------------------------------------------------------------------------
    Total held for investment                         134,010,248        1,088,901       (161,805)     134,937,344
------------------------------------------------------------------------------------------------------------------
    Total investment and mortgage-related
    securities                                       $472,159,708       $4,703,607      ($484,559)    $476,378,756
==================================================================================================================
                                                                                  2000
------------------------------------------------------------------------------------------------------------------
                                                        AMORTIZED       UNREALIZED      UNREALIZED            FAIR
                                                             COST            GAINS          LOSSES           VALUE
------------------------------------------------------------------------------------------------------------------
Available for sale:

  Investment securities                                  $828,182                -       ($11,041)        $817,141
  Collateralized mortgage obligations                 120,538,485         $183,445     (1,695,739)     119,026,191
  Mortgage-backed securities                           80,703,979        1,905,436               -      82,609,415
  Mortgage-backed securities pledged against
    reverse-repurchase agreements                     126,348,194        3,253,109               -     129,601,303
------------------------------------------------------------------------------------------------------------------
    Total available for sale                          328,418,840        5,341,990     (1,706,780)     332,054,050
------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations                  75,532,013           24,243       (847,973)      74,708,283
  Mortgage-backed securities                            1,766,840           11,862        (30,156)       1,748,546
------------------------------------------------------------------------------------------------------------------
    Total held for investment                          77,298,853           36,105       (878,129)      76,456,829
------------------------------------------------------------------------------------------------------------------
    Total investment and mortgage-related
    securities                                       $405,717,693       $5,378,095    ($2,584,909)    $408,510,879
==================================================================================================================

         Accrued interest on investment securities was $437,022 and $13,562 at December 31, 2001 and 2000, respectively. Accrued interest receivable on mortgage-backed and related securities was $2,688,617 and $3,542,405 at December 31, 2001 and 2000, respectively.

         Mortgage-backed securities consist of FHLMC and FNMA securities. As of December 31, 2001, the Corporation had retained the credit risk on $38.9 million in FHLMC MBSs. Collateralized mortgage obligations consist of securities backed by the aforementioned agency-backed securities or by whole-loans. As of December 31, 2001, approximately 88% of the Corporation's CMO portfolio consisted of securities backed by whole loans--all of which were rated triple-A or its equivalent by the major credit-rating agencies. Approximately 35% of the Corporation's whole-loan CMOs consisted of loans on properties located in the state of California. No other geographical location had a material concentration.

         Realized gains on sales of investment securities were $13,199 in 2001. There were no realized gains or losses on sales of investment securities in 2000 and 1999. There were no realized gains or losses on sales of mortgage-backed and related securities during 2001, 2000, and 1999.

NOTE 3--LOANS HELD FOR INVESTMENT

         Loans held for investment at December 31 are summarized as follows:

                                                                                         2001                 2000
------------------------------------------------------------------------------------------------------------------
First mortgage loans:
  Single-family real estate                                                      $669,866,752         $719,670,790
  Non-residential real estate                                                     257,042,756          203,842,456
  Multi-family real estate                                                        252,311,829          236,003,146
  Construction                                                                     83,536,806           77,215,742
Consumer loans:
  Second mortgage and home equity                                                 249,500,788          253,865,639
  Automobile                                                                       75,009,273           64,841,201
  Other consumer                                                                   29,949,607           25,261,518
Education loans                                                                   201,183,233          197,579,143
Commercial business loans                                                          38,735,556              195,266
------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                      1,857,136,600        1,778,474,901
Unearned discount, premiums, and net deferred loan fees and costs                   4,141,413            2,029,276
Allowance for loan losses                                                         (9,961,577)          (8,027,526)
------------------------------------------------------------------------------------------------------------------
  Total                                                                        $1,851,316,436       $1,772,476,651
==================================================================================================================

         Accrued interest receivable on loans was $15,764,703 and $16,080,986 at December 31, 2001 and 2000, respectively.

         Loans serviced for investors were $2.7 billion, $2.1 billion, and $1.9 billion at December 31, 2001, 2000, and 1999, respectively. These loans are not reflected in the Corporation's Consolidated Statements of Financial Condition. At December 31, 2001, the Corporation had retained the credit risk related to $1.2 billion in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.

         At December 31, 2001 and 2000, loans on non-accrual status were $5.7 million and $3.1 million, respectively. The Corporation has no loans contractually past due ninety or more days for which interest is being accrued.

         With respect to single-family mortgage loans, it is the Corporation's general policy to restrict lending to its primary market areas in Wisconsin and Illinois as well as contiguous counties in Iowa and Minnesota, though from time-to-time the Corporation will purchase single-family loans originated outside of its primary market area. It is also the Corporation's general policy to limit an individual single-family mortgage loan to 80% of the appraised value of the property securing the loan. The Corporation will occasionally lend more than 80% of the appraised value of the property, but generally will require the borrower to obtain private mortgage insurance on the portion of the loan amount that exceeds 80% of the collateral. Single-family mortgage loans originated or purchased outside of the Corporation's primary market area were $237.4 million and $172.1 million at December 31, 2001 and 2000, respectively.

         With respect to multi-family and non-residential real estate loans, it is the Corporation's policy to restrict its lending area to loans secured by property located within a 300-mile radius of La Crosse, to include all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota, although in the past the Corporation originated multi-family and non-residential real estate loans outside of this area. It is also the Corporation's general policy to limit loans on multi-family residential complexes, retail shopping centers, office buildings, and multi-tenant industrial buildings to 80% of the appraised value of the property securing the loan. Loans on other types of commercial properties, such as nursing homes, hotels/motels, churches, and single-tenant industrial buildings are limited to 75% or less of the appraised value of the property securing the loan. In addition, it is the Corporation's policy that no more than 20% of its multi-family and non-residential real estate loans consist of this second category of loans. Multi-family and non-residential real estate loans originated or purchased outside of the Corporation's market area were $22.6 million and $23.1 million, at December 31, 2001 and 2000, respectively.

         With respect to consumer and commercial business loans, it is the Corporation's policy that such loans be supported primarily by the borrower's ability to repay the loan and secondarily by the value of the collateral securing the loan, if any. Furthermore, in the case of second mortgages and home equity loans, the Corporation does not generally allow the sum of the first and second mortgage amounts to exceed 100% of the appraised value of the property securing the loan. Education loans are substantially guaranteed by the U.S. government.

         A summary of the activity in the allowance for loan losses is as follows:

                                                                         2001               2000               1999
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                     $8,027,526         $7,623,526         $7,623,526
Provision charged to expense                                        1,763,391          1,008,780            387,021
-------------------------------------------------------------------------------------------------------------------
Loans charged-off                                                 (1,189,383)          (664,765)          (433,744)
Recoveries                                                             98,026             59,985             46,723
-------------------------------------------------------------------------------------------------------------------
Charge-offs, net                                                  (1,091,357)          (604,780)          (387,021)
Purchased allowances                                                1,262,017                  -                  -
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                           $9,961,577         $8,027,526         $7,623,526
===================================================================================================================

NOTE 4--MORTGAGE SERVICING RIGHTS

         A summary of the activity in mortgage servicing rights is as follows:

                                                              PURCHASED    ORIGINATED      VALUATION
                                                                    MSR           MSR      ALLOWANCE          TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 $3,319,073   $23,907,322   ($6,122,936)    $21,103,459
Originated servicing                                                        5,333,684                     5,333,684
Amortization charged to earnings                            (1,090,449)   (7,075,006)                   (8,165,455)
Valuation adjustments charged to earnings                                                  3,456,293      3,456,293
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                  2,228,624    22,166,000    (2,666,643)     21,727,981
Purchased servicing                                           1,865,307                                   1,865,307
Originated servicing                                                        3,293,776                     3,293,776
Amortization charged to earnings                              (437,834)   (3,168,758)                   (3,606,592)
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                  3,656,097    22,291,018    (2,666,643)     23,280,472
Purchased servicing                                           1,100,197                                   1,100,197
Originated servicing                                                       20,183,936                    20,183,936
Originated servicing obtained through acquisition                           1,248,285                     1,248,285
Amortization charged to earnings                            (1,669,661)  (14,301,103)                  (15,970,764)
Valuation adjustments charged to earnings                                                     66,643         66,643
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                 $3,086,633   $29,422,136   ($2,600,000)    $29,908,769
===================================================================================================================

NOTE 5--OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at December 31 are summarized as follows:

                                                                                             2001              2000
-------------------------------------------------------------------------------------------------------------------
Office buildings and improvements                                                     $19,842,841       $19,200,399
Furniture and equipment                                                                22,398,647        20,599,229
Leasehold improvements                                                                  7,152,627         5,924,590
Land and improvements                                                                   4,429,865         4,359,384
Property acquired for expansion                                                           332,864           332,864
Construction in progress                                                                2,963,335         1,784,016
-------------------------------------------------------------------------------------------------------------------
  Subtotal                                                                             57,120,179        52,200,482
Less allowances for depreciation and amortization                                      26,466,869        25,419,472
-------------------------------------------------------------------------------------------------------------------
  Total                                                                               $30,653,310       $26,781,010
===================================================================================================================

         The Corporation rents office space and land under operating leases at certain of its locations. These leases have terms expiring between 2001 and 2020 and provide for renewals subject to escalation clauses. Rental expense was $2,217,502, $1,862,905, and $1,661,345 for the years ended December 31, 2001,
2000, and 1999, respectively.

NOTE 6--DEPOSIT LIABILITIES

         Deposit liabilities at December 31 are summarized as follows:

                                                                                            2001             2000
-----------------------------------------------------------------------------------------------------------------
Checking accounts:
  Non-interest-bearing                                                              $285,591,265     $161,601,896
  Interest-bearing                                                                   101,679,255       80,593,590
Money market accounts                                                                214,604,134      154,399,192
Regular savings accounts                                                             141,547,813      103,661,933
Variable-rate IRA accounts                                                             4,017,132        2,827,417
Time deposits maturing within...
  Three months                                                                       500,198,795      169,512,703
  Four to six months                                                                 200,025,611      213,218,098
  Seven to twelve months                                                             189,677,794      465,163,919
  Thirteen to twenty-four months                                                     217,244,381      337,981,625
  Twenty-five to thirty-six months                                                   146,742,749        7,770,114
  Thirty-seven to forty-eight months                                                  24,149,896        1,562,563
  Forty-nine to sixty months                                                           3,775,222          959,115
-----------------------------------------------------------------------------------------------------------------
    Total time deposits                                                            1,281,814,448    1,196,168,136
-----------------------------------------------------------------------------------------------------------------
    Total                                                                         $2,029,254,047   $1,699,252,162
=================================================================================================================

         Accrued interest payable on deposit liabilities was $2,029,395 and $1,198,471 at December 31, 2001 and 2000, respectively. Time deposits include $152.3 million and $120.1 million of certificates in denominations of $100,000 or more at December 31, 2001 and 2000, respectively. Time deposits also include $22.3 million and $40.3 million in deposits obtained through third-party brokers at December 31, 2001 and 2000, respectively.

         Included in non-interest-bearing checking accounts at December 31, 2001 and 2000, were $104.8 million and $16.9 million, respectively, which represented amounts held in custody for third-party investors in loans serviced by the Corporation.

         Interest expense on deposit liabilities for the year ended December 31 is summarized as follows:

                                                                            2001              2000             1999
-------------------------------------------------------------------------------------------------------------------
Checking accounts                                                       $573,484          $571,473         $558,393
Money market savings accounts                                          5,538,599         6,577,913        6,586,892
Regular savings                                                        1,528,534         1,619,063        1,740,722
Time deposits                                                         75,943,999        64,819,276       51,661,026
-------------------------------------------------------------------------------------------------------------------
  Total                                                              $83,584,616       $73,587,725      $60,547,033
===================================================================================================================

NOTE 7--FEDERAL HOME LOAN BANK ADVANCES AND ALL OTHER BORROWINGS

         Federal Home Loan Bank advances and all other borrowings at December 31 are summarized as follows:

                                                               2001                                 2000
------------------------------------------------------------------------------------------------------------------
                                                                     WEIGHTED                             WEIGHTED
                                                        BALANCE  AVERAGE RATE                BALANCE  AVERAGE RATE
------------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances maturing in...
2001                                                          -             -            $78,245,000         5.82%
2002                                                $66,815,000         3.75%             13,415,000          5.32
2003                                                170,600,000          5.32            116,000,000          5.97
2004                                                125,000,000          5.09             75,000,000          5.60
2005                                                 77,500,000          5.58             50,000,000          6.18
2008                                                 27,500,000          4.96             25,000,000          4.95
Open line of credit                                           -             -             10,545,000          6.74
------------------------------------------------------------------------------------------------------------------
  Total FHLB advances                               467,415,000          5.05            368,205,000          5.82
------------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                                                6.68
                                                              -             -            100,000,000

Federal funds purchased                                       -             -             20,000,000          6.81
Other borrowings                                         32,311          9.00              2,641,370          7.75
------------------------------------------------------------------------------------------------------------------
  Total                                            $467,447,311         5.05%           $490,846,370         6.05%
==================================================================================================================

         Accrued interest payable on FHLB advances and all other borrowings was $2,034,345 and $2,849,711 at December 31, 2001 and 2000, respectively.

         The Corporation's borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage loans and 85% to 90% of the market value of certain mortgage-backed and related securities. Interest on the open line of credit is paid monthly at approximately 45 basis points above the FHLB's daily investment deposit rate or approximately 25 basis points above the federal funds rate. As of December 31, 2001, $76.3 million, $75.0 million, $52.5 million, and $27.5 million of the advances maturing in the years 2003, 2004, 2005, and 2008, respectively, consist of borrowings that are redeemable quarterly at the option of the FHLB.

         The Corporation has lines of credit with three financial institutions. These lines, which amount to $60.0 million in the aggregate, permit the overnight purchase of federal funds. There were no amounts outstanding under these lines as of December 31, 2001. The Corporation also has a $5.0 million line of credit with a fourth financial institution under which there was no amount outstanding as of December 31, 2001. The interest rate on borrowings under this line is determined on a periodic basis using an index based on the London Inter-Bank Offered Rate ("LIBOR"). The Corporation has pledged all issued and outstanding capital stock of the Bank as collateral for this line of credit.


NOTE 8--INCOME TAXES

         Federal and state income tax expense for the years ended December 31 is summarized as follows:


                                                                                   2001          2000          1999
--------------------------------------------------------------------------------------------------------------------

Current:
  Federal                                                                   $12,819,735   $12,689,599   $10,558,903
  State                                                                         128,750       104,230       159,477
--------------------------------------------------------------------------------------------------------------------
    Total current                                                            12,948,485    12,793,829    10,718,380
====================================================================================================================
Deferred:
  Federal                                                                     2,427,000      (24,000)     1,629,000
  State                                                                          23,000             -     (180,000)
--------------------------------------------------------------------------------------------------------------------
    Total deferred                                                            2,450,000      (24,000)     1,449,000
--------------------------------------------------------------------------------------------------------------------
    Total                                                                   $15,398,485   $12,769,829   $12,167,380
====================================================================================================================


         The significant components of the Corporation's deferred tax expense for the years ended December 31 are summarized as follows:

                                                                                   2001          2000          1999
--------------------------------------------------------------------------------------------------------------------
Mortgage servicing rights                                                    $3,523,085      $200,744    $1,614,810
Office properties and equipment depreciation                                    118,544      (17,036)      (21,606)
Asset valuation allowances                                                     (76,492)      (43,871)       652,459
Deferred loan fees                                                               68,944       540,898       139,904
Provision for loan and real estate losses, net                                (442,792)     (183,455)     (259,994)
Deferred compensation                                                         (669,402)     (789,847)     (323,690)
FHLB stock dividends                                                            719,313       783,665             -
Purchase acquisition adjustments                                              (402,148)      (46,712)      (98,467)
Other                                                                         (389,052)     (468,386)     (254,416)
--------------------------------------------------------------------------------------------------------------------
  Total deferred                                                             $2,450,000     ($24,000)    $1,449,000
====================================================================================================================

         The income tax provision differs from the provision computed at the federal statutory corporate tax rate for the years ended December 31 as follows:

                                                                                   2001          2000           1999
---------------------------------------------------------------------------------------------------------------------
Income taxes at federal statutory of 35%                                    $15,346,348   $12,569,797    $12,113,007
State income tax (benefit) net of federal income tax effect                      98,637        67,749       (13,341)
Other                                                                          (46,500)       132,283         67,714
---------------------------------------------------------------------------------------------------------------------
  Income tax provision                                                      $15,398,485   $12,769,829    $12,167,380
=====================================================================================================================

         The significant components of the Corporation's deferred tax assets and liabilities as of December 31, are summarized as follows:

                                                                                                2001          2000
-------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
  Loan and real estate loss allowances                                                    $4,072,692    $3,102,554
  Deferred compensation                                                                    3,394,793     2,724,252
  Asset valuation allowances                                                                 383,825       307,205
  State tax loss carryforwards, net                                                        2,157,092     1,618,514
  Other                                                                                      262,766       226,744
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax assets                                                             10,271,168     7,979,269
  Valuation allowance                                                                      (670,868)     (631,843)
-------------------------------------------------------------------------------------------------------------------
    Adjusted deferred tax assets                                                           9,600,300     7,347,426
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Mortgage servicing rights                                                                9,357,079     5,294,592
  Securities valuation allowance                                                           1,152,183     1,272,324
  Office properties and equipment depreciation                                               461,249       256,575
  Deferred loan fees                                                                       1,111,289     1,041,909
  FHLB stock dividends                                                                     1,802,054     1,046,541
  Purchase acquisition adjustments                                                           680,505        97,352
  Investment in unconsolidated partnerships                                                  100,749        97,474
  Other                                                                                      366,250       295,186
-------------------------------------------------------------------------------------------------------------------
    Total deferred tax liabilities                                                        15,031,358     9,401,953
-------------------------------------------------------------------------------------------------------------------
    Net deferred tax liabilities                                                        ($5,431,058)  ($2,054,527)
===================================================================================================================


         The Bank qualifies under provisions of the IRC that prior to 1996 permitted it to deduct from taxable income an allowance for bad debts that generally exceeded losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $21.1 million of retained income at December 31, 2001. If in the future the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then-applicable rates. If income taxes had been provided, the deferred tax liability would have been approximately $8.5 million. At December 31, 2001, the Corporation had $37.2 million in state net operating loss carryforwards that expire between 2004 and 2016.


NOTE 9--EMPLOYEE BENEFIT PLANS

         PENSION PLAN The Corporation has established a pension plan for the benefit of full-time employees that have at least one year of service and have attained the age of 20. Benefits under the plan are based on the employee's years of service and compensation during the years immediately preceding retirement. The following table summarizes the components of pension benefit obligation and plan assets, the funded status of the plan, the amount recognized in the Corporation's consolidated financial statements, and the weighted-average assumptions for the years ended December 31, 2001 and 2000.


                                                                                                 2001          2000
--------------------------------------------------------------------------------------------------------------------
Reconciliation of benefit obligation:

  Benefit obligation at beginning of year                                             $10,491,473        $8,663,253
  Service costs                                                                           681,215           587,669
  Interest costs                                                                          791,813           696,613
  Plan amendment                                                                           50,395                 -
  Actuarial loss                                                                          602,524           850,200
  Benefit payments                                                                      (280,375)         (306,262)
--------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                                 $12,337,045       $10,491,473
====================================================================================================================
Reconciliation of fair value of plan assets:
  Fair value of plan assets at beginning of year:                                     $10,986,168       $10,188,484
  Actual return on plan assets                                                          (667,544)           781,848
  Employer contributions                                                                        -           322,098
  Benefit payments                                                                      (280,375)         (306,262)
--------------------------------------------------------------------------------------------------------------------
    Fair value of plan assets at end of year                                          $10,038,249       $10,986,168
====================================================================================================================
Funded status:
  Funding shortfall (excess) at end of year                                            $2,298,796        ($494,695)
  Unrecognized prior service cost                                                         (7,656)            64,913
  Unrecognized net (gain) loss                                                        (1,422,223)           822,106
--------------------------------------------------------------------------------------------------------------------
    Accrued pension expense                                                              $868,917          $392,324
====================================================================================================================
Components of net periodic benefit cost:
  Service costs                                                                          $681,215          $587,669
  Interest costs                                                                          791,813           696,613
  Expected return on plan assets                                                        (974,261)         (921,668)
  Amortization of transition asset                                                              -          (15,474)
  Amortization of prior service costs                                                    (22,174)          (26,686)
  Recognized actuarial loss                                                                     -          (33,677)
--------------------------------------------------------------------------------------------------------------------
    Net periodic benefit cost                                                            $476,593          $286,777
====================================================================================================================
Weighted-average assumptions:
  Discount rate                                                                             7.25%             7.50%
  Expected return on plan assets                                                            9.00%             9.00%
  Rate of compensation increase                                                             5.50%             5.50%
====================================================================================================================


         POSTRETIREMENT EMPLOYEE BENEFITS The Corporation provides certain health care insurance benefits to retired employees. Substantially all of the employees of the Corporation may become eligible for these benefits if they reach normal retirement age while working for the Corporation. The following table summarizes the components of postretirement benefit obligation and funded status, as well as the amounts recognized in the Corporation's consolidated financial statements for the years ended December 31, 2001 and 2000.


                                                                                              2001            2000
-------------------------------------------------------------------------------------------------------------------

Reconciliation of benefit obligation:
  Benefit obligation at beginning of year                                              $2,191,915       $1,930,947
  Service costs                                                                           123,921           79,158
  Interest costs                                                                          205,598          156,931
  Actuarial loss                                                                          589,450          137,279
  Benefit payments                                                                       (97,128)        (112,400)
-------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                                  $3,013,756       $2,191,915
===================================================================================================================
Funded status:
  Funding shortfall at end of year                                                     $3,013,756       $2,191,915
  Unrecognized transition asset                                                         (376,529)        (410,759)
  Unrecognized net loss                                                                 (923,068)        (362,174)
===================================================================================================================
    Accrued post-retirement benefit expense                                            $1,714,159       $1,418,982
===================================================================================================================
Components of net periodic benefit cost:
  Service costs                                                                          $123,921          $79,158
  Interest costs                                                                          205,598          156,931
  Amortization of transition obligation                                                    34,230           34,230
  Recognized actuarial loss                                                                28,556            4,768
-------------------------------------------------------------------------------------------------------------------
    Net periodic benefit cost                                                            $392,305         $275,087
===================================================================================================================
Weighted-average assumptions:
  Discount rate                                                                             7.25%            7.50%
  Rate of compensation increase                                                             5.50%            5.50%
===================================================================================================================

         The assumed rate of increase in the per capita cost of covered benefits was approximately 7% for 2001, declining to approximately 6% in 2004 and thereafter. This assumption has a significant effect on the amounts reported in the Corporation's consolidated financial statements. For example, a one percentage point increase in the assumed trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2001, by approximately $870,000 and the aggregate service and interest cost components of postretirement benefit expense for 2001 by approximately $127,000. A one percentage point decline would decrease these amounts by approximately $501,000 and $68,000, respectively.

         SAVINGS PLANS The Corporation maintains a 401(k) savings plan for the benefit of substantially all of its employees. Employees may contribute up to a certain percentage of their compensation to the plan and the Corporation will match their contributions within certain limits. In addition, the employee may also receive discretionary profit sharing contributions from the Corporation. The Corporation provided matching and discretionary contributions of approximately $790,000, $551,000, and $490,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN The Corporation makes annual discretionary contributions to an Employee Stock Ownership Program ("ESOP") for the benefit of substantially all of its employees. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $482,000, $373,000, and $379,000 in ESOP-related compensation expense during the years ended December 31, 2001, 2000, and 1999, respectively.

         SUPPLEMENTAL PENSION PLAN The Corporation makes annual contributions to a supplemental pension plan for certain members of management. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $285,000, $238,000, and $346,000 in such expense during the years ended December 31, 2001, 2000, and 1999, respectively.

         STOCK INCENTIVE PLANS The Corporation has adopted a stock incentive plan designed to attract and retain qualified personnel in key management positions. The plan provides for the grant of stock options, restricted stock, and stock appreciation rights. In general, stock options granted under the plan are exercisable at a price equal to the fair value of the stock on the date of the grant. Furthermore, the options are subject to three- to five-year graded vesting requirements and a maximum exercise period of ten years. The plan currently authorizes the issuance of approximately 4.5 million shares, of which 734,000 shares were unallocated as of December 31, 2001. Activity in these stock incentive plans for each of the three years ended December 31, 2001, 2000, and 1999, is summarized as follows:


                                                          2001                   2000                  1999
---------------------------------------------------------------------------------------------------------------------
                                                              WEIGHTED               WEIGHTED               WEIGHTED
                                                               AVERAGE                AVERAGE                AVERAGE
                                                     NUMBER      PRICE     NUMBER       PRICE      NUMBER      PRICE
---------------------------------------------------------------------------------------------------------------------

Stock options outstanding at beginning of period    741,770     $10.24    734,060       $9.34   1,685,535      $5.42
Stock options granted                               380,550      14.17     95,000       11.00      76,000      14.01
Stock options exercised                           (107,638)       3.61   (84,290)        3.10 (1,012,475)       3.12
Stock options forfeited                            (17,880)      13.80    (3,000)       14.75    (15,000)         13
---------------------------------------------------------------------------------------------------------------------
Stock options outstanding at end of period          996,802     $12.39    741,770      $10.24     734,060      $9.34
=====================================================================================================================
Fully-vested options outstanding at end of period   498,420     $11.03    569,770       $9.59     457,895      $6.20
=====================================================================================================================

         The following table presents the stock options outstanding as of December 31, 2001, by range of exercise prices.

                                                                                   WEIGHTED AVG        WEIGHTED AVG
                                                               STOCK OPTIONS          REMAINING            EXERCISE
RANGE OF EXERCISE PRICES                                         OUTSTANDING               TERM               PRICE
--------------------------------------------------------------------------------------------------------------------

$0.00 - $5.00                                                         68,252          0.9 years               $2.57
 5.01 - 10.00                                                         98,500          3.6 years                5.55
10.01 - 15.00                                                        799,050          7.8 years               13.95
15.01 - 20.00                                                         31,000          9.2 years               15.48
--------------------------------------------------------------------------------------------------------------------
Total Options Outstanding                                            996,802          7.0 years              $12.39
====================================================================================================================

         During the years ended December 31, 2001 and 2000, 68,000 shares and 15,000 shares of restricted stock were granted at weighted-average fair values of $14.50 and $11.00, respectively. In 1999, no shares of restricted stock were granted.

         The Corporation has also adopted a stock incentive plan designed to attract and retain qualified non-employee directors for the Corporation and its subsidiaries. Under the plan each director receives options to purchase 8,800 shares upon election or re-election to the Board of Directors. In general, the stock options are exercisable at a price at least equal to the fair value of the stock on the date of grant and are fully-vested on the date of the grant. These plans have authorized the issuance of 673,000 shares, of which 145,000 shares were unallocated as of December 31, 2001. Activity in these stock incentive plans for each of the three years ended December 31, 2001, 2000, and 1999 is summarized as follows:


                                                             2001                  2000                   1999
--------------------------------------------------------------------------------------------------------------------
                                                              WEIGHTED               WEIGHTED              WEIGHTED
                                                               AVERAGE                AVERAGE               AVERAGE
                                                       NUMBER    PRICE       NUMBER     PRICE      NUMBER     PRICE
--------------------------------------------------------------------------------------------------------------------

Stock options outstanding at beginning of period      138,796   $10.42      131,996     $9.09     218,966     $5.95
Stock options granted                                  26,400    14.79       26,400     11.75      26,400     14.88
Stock options exercised                               (8,800)     1.36     (19,600)      3.25   (113,370)      4.37
====================================================================================================================
Stock options outstanding at end of period            156,396   $11.67      138,796    $10.42     131,996     $9.09
====================================================================================================================

         The following table presents the stock options outstanding as of December 31, 2001, by range of exercise prices.

                                                                                   WEIGHTED AVG        WEIGHTED AVG
                                                               STOCK OPTIONS          REMAINING            EXERCISE
RANGE OF EXERCISE PRICES                                         OUTSTANDING               TERM               PRICE
--------------------------------------------------------------------------------------------------------------------

$0.00 - $5.00                                                         17,596          1.8 years               $4.77
 5.01 - 10.00                                                         42,000          4.3 years                7.49
10.01 - 15.00                                                         70,400          8.5 years               13.67
15.01 - 20.00                                                         26,400          6.3 years               17.59
--------------------------------------------------------------------------------------------------------------------
Total Options Outstanding                                            156,396          6.2 years              $11.67
====================================================================================================================

         As described in Note 1, the Corporation has elected to provide pro forma disclosure of the effects of its stock incentive plans. If the Corporation had accounted for its stock incentive plans using the fair value method, the Corporation's pro forma net income would have been $27.5 million, $22.7 million, and $21.8 million during the years ended December 31, 2001, 2000, and 1999, respectively. Pro forma diluted earnings per share would have been $1.46, $1.23, and $1.14 and pro forma basic earnings per share would have been $1.47, $1.24, and $1.18 during the same periods, respectively.

         The weighted-average fair value of the options granted in 2001, 2000, and 1999, were $4.26, $3.91, and $5.23, respectively. The fair values of these options were estimated as of the dates they were granted using a Black-Scholes option-pricing model. Weighted-average assumptions for 2001 were 4.6% risk-free interest rate, 3.2% dividend yield, 30% volatility, and a seven-year expected life. Weighted-average assumptions for 2000 were 6.0% risk-free interest rate, 3.0% dividend yield, 35% volatility, and a seven-year expected life. Weighted-average assumptions for 1999 were 5.5% risk-free interest rate, 2.4% dividend yield, 35% volatility, and a seven-year expected life.

NOTE 10--COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

         OTHER COMMITMENTS AND CONTINGENCIES At December 31, 2001, the Corporation had commitments to originate mortgage loans at market terms aggregating approximately $32.5 million, which expire on various dates in 2002. At December 31, 2001, the Corporation also had commitments to fund $46.7 million in additional proceeds on construction loans. As of the same date the Corporation had approximately $4.4 million in commitments outstanding under standby letters of credit and financial guarantees, $23.4 million in commitments outstanding under unused home equity lines of credit, and $3.7 million and $5.5 million under commercial real estate lines and commercial business lines of credit, respectively. Furthermore, the Corporation had commitments to sell approximately $73.1 million in mortgage loans to FHLMC, FNMA, and the FHLB at various dates in 2002.

         At December 31, 2001, the Corporation had retained the credit risk related to $1.2 billion in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.


NOTE 11--STOCKHOLDERS' EQUITY

         PREFERRED STOCK The Corporation is authorized to issue up to 5,000,000 shares of preferred stock, $.10 par value per share, although no such stock was outstanding at December 31, 2001. The Board of Directors of the Corporation is authorized to establish the voting powers, designations, preferences, or other special rights of such shares and the qualifications, limitations, and restrictions thereof. The preferred stock may be issued in distinctly designated series, may be convertible to common stock, and may rank prior to the common stock in dividend rights, liquidation preferences, or both.

         SHAREHOLDERS' RIGHTS PLAN The Corporation's Board of Directors has adopted a shareholders' rights plan (the "Rights Plan"). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right on each outstanding share of common stock of the Corporation. However, the rights can only be exercised if a person or group acquires 20% or more of the common stock or announces a tender or exchange offer that would result in a 20% or greater position in the stock. Initially, each right will entitle shareholders to buy one one-hundredth share of the Corporation's preferred stock at a price of $50.00, subject to adjustment. Under certain circumstances, including the acquisition of beneficial ownership of 25% or more of the Corporation's common stock, holders of the Corporation's common stock, other than the acquirer, will be entitled to exercise the rights to purchase common stock from the Corporation having a value equal to two times the exercise price of the right. If the Corporation is acquired in a merger, share exchange, or other business combination in which the Corporation is not the survivor, after a person or group's acquisition of beneficial ownership of 20% or more of the common stock, rights holders will be entitled to purchase the acquirer's shares at a similar discount. Issuance of the rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the Corporation or its shareholders, and will not change the way in which the Corporation's shares are traded. The rights expire in 2005.

         STOCK REPURCHASE PLANS AND TREASURY STOCK In 2000, 1999, and 1997 the Corporation's Board of Directors authorized the repurchase of up to 913,554, 905,248, and 919,052 shares of the Corporation's outstanding common stock, respectively. Under the plans, repurchases may be made from time-to-time in the open market during the ensuing twelve months as conditions permit (the 1997 Plan was extended for an additional twelve months in January 1998 and again in January 1999; the 1999 Plan was extended for an additional twelve months in April 2000 and again in April 2001; and the 2000 Plan was extended for an additional twelve months in April 2001). Repurchased shares are held as treasury stock and are available for general corporate purposes.

         During 2001, 2000, and 1999, the Corporation repurchased 228,800, 143,904, and 1,060,990 shares under the 2000, 1999 and 1997 Plans at an average cost of $14.04, $11.87, and $15.01 per share, respectively. As of December 31, 2001, no shares remained to be purchased under the 1997 and 1999 Plans, and 904,260 shares remained under the 2000 Plan.

         During 2001, 2000, and 1999 the Corporation reissued 1,825,132, 85,807, and 1,103,550 shares of common stock out of treasury stock, respectively. These shares had an average cost basis of $10.05, $11.31, and $12.93 per share, respectively. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation. In addition, during 2001, 1,685,126 of these shares, plus 250,178 previously unissued shares, were issued in connection with the acquisition of ACB.

         DIVIDEND RESTRICTIONS The ability of the Corporation to pay dividends will depend primarily upon the receipt of dividends from the Bank. The Bank may not declare or pay a cash dividend without regulatory approval if such dividend would cause its net capital to be reduced below the current risk-based capital requirements imposed by the OTS. The Bank is a "Tier 1" association under current OTS regulations. As such, the Bank's dividend payments are limited to 100% of its net income during the year plus an amount that would reduce by one-half its excess risk-based regulatory capital as of the beginning of the year, or 75% of its net income during the most recent four-quarter period, whichever is greater.

         REGULATORY CAPITAL REQUIREMENTS Financial institutions such as the Bank are subject to minimum regulatory capital requirements as specified in federal banking law and supporting regulations. Failure of a financial institution to meet such requirements may subject the institution to certain mandatory--and possibly discretionary--actions on the part of its regulators (referred to as "prompt corrective actions"). Such actions, if undertaken, could severely restrict the activities of the institution. During each of the years ended December 31, 2001 and 2000, the Bank's regulatory capital was sufficient under the prompt corrective action provisions of the federal banking law and supporting regulations. Accordingly, the Bank is not subject to prompt corrective actions by its regulators.

         The following table summarizes the Bank's current regulatory capital in both percentage and dollar terms as of December 31, 2001 and 2000. It also summarizes the minimum capital levels that must be maintained by the Bank for it to be classified as "adequately capitalized" and "well capitalized" under the prompt corrective action provisions of federal banking law and supporting regulations. As indicated in the table, the Bank is "well capitalized" for regulatory capital purposes.




                                                                         MINIMUM REQUIREMENTS
                                                                          TO BE CLASSIFIED AS...
                                                                 -----------------------------------
                                                                      ADEQUATELY             WELL
DECEMBER 31, 2001                                                    CAPITALIZED      CAPITALIZED           ACTUAL
-------------------------------------------------------------------------------------------------------------------

Tier 1 leverage ratio                                                       4.0%             5.0%            5.97%
Tier 1 risk-based capital ratio                                             4.0%             6.0%           10.69%
Total risk-based capital ratio                                              8.0%            10.0%           11.33%

Tier 1 leverage ratio capital                                       $108,232,000     $135,290,000     $161,526,000
Tier 1 risk-based capital                                             60,457,000       90,685,000      161,526,000
Total risk-based capital                                             120,914,000      151,142,000      171,172,000
====================================================================================================================

DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                       4.0%             5.0%            5.28%
Tier 1 risk-based capital ratio                                             4.0%             6.0%            9.71%
Total risk-based capital ratio                                              8.0%            10.0%           10.29%

Tier 1 leverage ratio capital                                        $95,288,000     $119,111,000     $125,726,000
Tier 1 risk-based capital                                             51,816,000       77,724,000      125,726,000
Total risk-based capital                                             103,632,000      129,540,000      133,325,000
====================================================================================================================

NOTE 12--FAIR VALUES OF FINANCIAL INSTRUMENTS

         Fair values of financial instruments as of December 31 are as follows:

                                                                      2001                           2000
---------------------------------------------------------------------------------------------------------------------
                                                     CARRYING VALUE     FAIR VALUE   CARRYING VALUE     FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
Financial assets:
Cash and due from banks                                 $70,756,705     $70,756,705    $25,445,819     $25,445,819
Interest-bearing deposits with banks                     98,233,160      98,233,160     13,054,493      13,054,493
Investment securities available for sale                 35,461,500      35,461,500        817,141         817,141
Mortgage-backed and related securities:
  Available for sale                                    305,979,912     305,979,912    331,236,909     331,236,909
  Held for investment                                   134,010,248     134,937,344     77,298,853      76,456,829
Loans held for sale                                      56,109,442      56,109,442     22,973,887      23,400,000
Loans held for investment, gross                      1,861,278,013   1,877,400,000  1,780,504,177   1,773,300,000
Federal Home Loan Bank stock                             28,063,300      28,063,300     25,568,100      25,568,100
Accrued interest receivable                              19,016,429      19,016,429     19,701,004      19,701,004
Mortgage servicing rights                                29,908,769      34,600,000     23,280,472      23,280,472

Financial liabilities:
Deposit liabilities                                  $2,029,254,047  $2,044,600,000 $1,699,252,162  $1,707,500,000
Federal Home Loan Bank advances and all other
  borrowings                                            467,447,311     484,500,000    490,846,370     488,800,000
Advance payments by borrowers for taxes and
  insurance                                               1,640,142       1,640,142      1,023,712       1,023,712
Accrued interest payable                                  4,063,741       4,063,741      4,047,875       4,047,875
-------------------------------------------------------------------------------------------------------------------

         Refer to Note 1 for the methods and assumptions used by the Corporation in estimating the fair value of financial instruments. The carrying value shown for loans held for investment excludes the impact of the Corporation's allowance for loan losses


NOTE 13--SEGMENT INFORMATION

         ORGANIZATIONAL STRUCTURE In 2001, the Corporation completed a reorganization along functional lines rather than product lines. The principal components of the Corporation's organization now consist of a Community Banking Group, which has primary responsibility for the sale and delivery of all the Corporation's products and services, and a Corporate Administration and Operations Group, which has primary responsibility for product support, data and technology management, and property management. The Corporation also has a Commercial Real Estate Lending Division, which is responsible for the origination and servicing of commercial real estate loans, a Finance and Treasury Division, and a Human Resources Division. Each group or division is led by an executive officer that reports directly to the President of the Corporation.

         Despite its reorganization along functional rather than product lines, the Corporation continues to account for its operations along product lines. The Corporation tracks profitability in four major areas: (i) residential lending,
(ii) commercial real estate lending, (iii) consumer lending, and (iv) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes mortgage-backed securities that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, as well as functions related to the origination and servicing of such loans. Consumer lending is divided into two profit centers for segment reporting purposes: (i) a consumer lending portfolio, which consists of the Corporation's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans, and
(ii) an education loan portfolio, which also includes functions related to the origination and servicing of the loans. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. However, mortgage-backed securities collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

         The Corporation's extensive branch network, which delivers checking, savings, certificates of deposit and other financial products and services to customers, is considered a support department for segment reporting purposes, as more fully described in a subsequent paragraph.

         In October 2001, the Corporation completed the acquisition of American Community Bankshares, Inc. ("ACB"). In addition, in January 2002 the Corporation announced an agreement to purchase three branch offices in Rochester, Minnesota, from another financial institution. This purchase includes the customer loans and deposits at those branches. In addition to offering products and services similar to the Corporation's existing product lines, these institutions also deliver commercial loan and deposit products and services to business customers. This represents a new line of business for the Corporation and a new reportable segment. The financial results of this new line of business have not been separately reported in 2001 due to continuing efforts to design these products on the Corporation's systems, as well as efforts to complete the integration of the operations of ACB and the three Rochester branches. Refer to Notes 14 and 15 for additional discussion.

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

         The net cost of operating the Corporation's support departments is allocated to the Corporation's profit centers and to the banking network using a variety of methods deemed appropriate by management. In general, these net costs are included in the non-interest expense of each profit center, to include the branch network. In addition, certain allocations of revenues and expenses are made between profit centers when they perform services for each other. Such amounts, however, are not generally material in nature.

         The Corporation's branch network is considered a support department center for segment reporting purposes. Retail banking fees and revenues are deducted from the non-interest expense of operating the network (to include an allocation of net costs from the Corporation's other support departments) to arrive at net cost for the banking network. This net cost is then allocated to each profit center based on its use of deposit liabilities to fund its operations. This amount is reported as "net cost to acquire and maintain deposit liabilities" and is included as an adjustment to the net interest income of each profit center.

         For segment reporting purposes, management makes certain non-GAAP adjustments and reclassifications to the results of operations and financial condition of the Corporation that, in management's judgement, more fairly reflect the performance and/or financial condition of certain of the Corporation's profit centers. Following is a description of the more significant adjustments:

                  INTEREST INCOME AND EXPENSE Interest income is credited to the mortgage banking profit center for implied earnings on non-interest-bearing liabilities such as custodial and escrow accounts. The offsetting interest expense is charged to each profit center according to their use of these funding sources, as previously described. Fee income from customers that make their monthly loan payments late ("late charges") is reclassified from interest income to non-interest income in the mortgage banking profit center. Income from bank owned life insurance is reclassified from non-interest income to interest income in the investment and mortgage-related security profit center.

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

                  LOAN SERVICING FEES In accordance with GAAP, loan servicing fee income is not recorded on loans held for investment. However, for segment reporting purposes, the mortgage banking profit center receives an income allocation for the services it performs for the Corporation's residential, commercial real estate, and consumer loan portfolios. This allocation is in addition to the service fee income that the profit center receives on loans serviced for third parties, as recorded in the Corporation's Consolidated Statement of Operations. The aforementioned loan portfolios are charged with the offsetting servicing cost.

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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following tables contain profit (loss) statements for each of the Corporation's reportable segments for the years ended December 31, 2001, 2000, and 1999 (2000 is presented on both pages to facilitate its comparison with 2001 and 1999). In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities (as defined elsewhere in this footnote). The net cost to acquire and maintain deposit liabilities was 1.20%, 1.15%, and 1.13% of average deposit liabilities outstanding during the years ended December 31, 2001, 2000, and 1999, respectively.


                                                           COMMERCIAL                            INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS   MORTGAGE  RESIDENTIAL  REAL ESTATE    CONSUMER    EDUCATION   & MORTGAGE
YEAR ENDED DECEMBER 31, 2001        BANKING        LOANS      LENDING     LENDING      LENDING   SECURITIES
-------------------------------------------------------------------------------------------------------------

 Interest income                  $3,257,387  $65,810,100  $39,962,209 $30,359,780  $14,300,051  $17,106,976
 Interest expense                  3,823,851   44,705,517   24,188,333  17,475,196    6,153,219   14,274,353
 Net cost to acquire and
  maintain deposit liabilities       503,629    6,336,321    5,495,949   3,981,966    2,241,482    2,450,646
-------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs          (1,070,093)   14,768,262   10,277,927   8,902,618    5,905,350      381,977
 Net loan charge-offs
  (recoveries)                             -      (7,563)            -   1,094,829       36,463            -
-------------------------------------------------------------------------------------------------------------
   Net interest income (expense) (1,070,093)   14,775,825   10,277,927   7,807,789    5,868,887      381,977
 Non-interest income              26,888,068            -       38,548   1,689,466       52,590            -
 Non-interest expense             17,085,283    5,405,384    1,328,210   2,703,827      911,555      101,294
-------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes      8,732,692    9,370,441    8,988,265   6,793,428    5,009,922      280,683
 Income tax expense (benefit)      3,540,234    2,416,789    3,643,842   2,754,056    2,031,023    (857,751)
-------------------------------------------------------------------------------------------------------------
   Segment profit (loss)          $5,192,458   $6,953,652   $5,344,423  $4,039,371   $2,978,899   $1,138,434
-------------------------------------------------------------------------------------------------------------
 BALANCE SHEET INFORMATION
 Dollars in thousands
-------------------------------------------------------------------------------------------------------------
 Average assets                      $85,394     $958,964     $525,031    $378,437     $212,454     $325,935
-------------------------------------------------------------------------------------------------------------
 Total assets at end of period      $101,776     $859,077     $574,208    $384,275     $211,642     $550,770
-------------------------------------------------------------------------------------------------------------


                                                   SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS        OTHER   DEPARTMENT     NON-GAAP
YEAR ENDED DECEMBER 31, 2001         SEGMENTS  ALLOCATIONS  ADJUSTMENTS      CONSOLIDATED
--------------------------------------------------------------------------------------------



 Interest income                   $408,163                   $327,975 (1)    $171,532,641
 Interest expense                   249,806                (2,539,902)(1)      108,330,373
 Net cost to acquire and
  maintain deposit liabilities       81,359  (21,091,352)                                -
-------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs              76,998    21,091,352    2,867,877          63,202,268
 Net loan charge-offs
  (recoveries)                            -                    639,662(2)        1,763,391
-------------------------------------------------------------------------------------------
   Net interest income (expense)     76,998    21,091,352    2,228,215          61,438,877
 Non-interest income                285,599    26,748,850  (6,175,815) (3)      49,527,306
 Non-interest expense               512,254    47,840,202  (8,768,536) (3)      67,119,473
-------------------------------------------------------------------------------------------
   Profit (loss) before taxes     (149,657)             -    4,820,936          43,846,710
 Income tax expense (benefit)       (4,515)                  1,874,807          15,398,485
-------------------------------------------------------------------------------------------
   Segment profit (loss)         ($145,142)             -   $2,946,129          28,448,225
-------------------------------------------------------------------------------------------
 BALANCE SHEET INFORMATION
 Dollars in thousands
-------------------------------------------------------------------------------------------
 Average assets                      $7,569             -      ($4,899)(4)      $2,488,884
-------------------------------------------------------------------------------------------
 Total assets at end of period      $42,944                    ($6,982) (4)     $2,717,710
-------------------------------------------------------------------------------------------

                                                           COMMERCIAL                            INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS   MORTGAGE  RESIDENTIAL  REAL ESTATE    CONSUMER    EDUCATION   & MORTGAGE
YEAR ENDED DECEMBER 31, 2001        BANKING        LOANS      LENDING     LENDING      LENDING   SECURITIES
--------------------------------------------------------------------------------------------------------------

 Interest income                      $640,642  $65,906,572  $34,471,809 $26,081,871  $17,129,748  $16,552,193
 Interest expense                    2,092,805   45,748,126   20,929,687  14,991,089    7,730,662   12,878,675
 Net cost to acquire and
   maintain deposit liabilities        384,125    5,062,463    4,771,977   3,421,079    2,173,040    1,854,402
--------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs            (1,836,288)   15,095,983    8,770,145   7,669,703    7,226,046    1,819,116
 Net loan charge-offs (recoveries)           -       52,920            -     598,249       32,827            -
--------------------------------------------------------------------------------------------------------------
   Net interest income (expense)   (1,836,288)   15,043,063    8,770,145   7,071,454    7,193,219    1,819,116
 Non-interest income                19,735,764            -       52,984   1,614,005      215,988            -
 Non-interest expense               11,794,513    2,972,485    1,245,783   2,364,348      807,099       97,366
--------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes        6,104,963   12,070,578    7,577,346   6,321,111    6,602,108    1,721,750
 Income tax expense (benefit)        2,474,953    3,705,744    3,071,856   2,562,578    2,676,495    (101,269)
--------------------------------------------------------------------------------------------------------------
   Segment profit (loss)            $3,630,010   $8,364,834   $4,505,490  $3,758,533   $3,925,613   $1,823,019
--------------------------------------------------------------------------------------------------------------
 BALANCE SHEET INFORMATION
 Dollars in thousands
--------------------------------------------------------------------------------------------------------------
 Average assets                        $44,031     $934,451     $457,302    $327,067     $207,454     $264,815
--------------------------------------------------------------------------------------------------------------
 Total assets at end of period         $45,873   $1,015,190     $488,638    $362,561     $205,246     $240,259
--------------------------------------------------------------------------------------------------------------

                                                   SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS        OTHER   DEPARTMENT     NON-GAAP
YEAR ENDED DECEMBER 31, 2001         SEGMENTS  ALLOCATIONS  ADJUSTMENTS      CONSOLIDATED
--------------------------------------------------------------------------------------------

 Interest income                             -                   $653,353(1)   $161,436,188
 Interest expense                     $363,991                (2,839,113)(1)    101,895,922
 Net cost to acquire and
   maintain deposit liabilities          3,346  (17,670,432)                              -
--------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs              (367,337)    17,670,432    3,492,466        59,540,266
 Net loan charge-offs (recoveries)           -                    324,784(2)      1,008,780
--------------------------------------------------------------------------------------------
   Net interest income (expense)     (367,337)    17,670,432    3,167,682        58,531,486
 Non-interest income                   (4,546)    22,953,049  (8,934,693)(3)     35,632,550
 Non-interest expense                  294,315    40,623,481  (1,949,058)(3)     58,250,331
--------------------------------------------------------------------------------------------
   Profit (loss) before taxes        (666,198)             -  (3,817,953)        35,913,705
 Income tax expense (benefit)        (218,183)                (1,402,345)        12,769,829
--------------------------------------------------------------------------------------------
   Segment profit (loss)            ($448,015)             - ($2,415,608)       $23,143,876
--------------------------------------------------------------------------------------------
 BALANCE SHEET INFORMATION
 Dollars in thousands
--------------------------------------------------------------------------------------------
 Average assets                           $320             -    ($11,466)(4)     $2,223,974
--------------------------------------------------------------------------------------------
 Total assets at end of period            $633             -     ($5,674)(4)     $2,352,726
--------------------------------------------------------------------------------------------

(1) Consists principally of interest income and expense adjustments related to late charges, implied earnings on custodial and escrow accounts, and earnings on bank owned life insurance.
(2) In general, the Corporation records actual loan and real estate charge-off (recovery) activity against each profit center for segment reporting purposes.
(3) Consists principally of non-GAAP adjustments related to loan origination fees and costs, mortgage servicing rights, and loan servicing fees. The offsets for the adjustments described in (1), above, are also included in non-interest income.
(4) Consists of allowances for loss on loans and real estate and security valuation allowances that are disregarded for segment reporting purposes. Also includes mortgage servicing rights that are not recorded under GAAP, but are recorded for segment reporting purposes.

                                                                 COMMERCIAL                                 INVESTMENT
 SEGMENT PROFIT (LOSS) STATEMENTS      MORTGAGE   RESIDENTIAL   REAL ESTATE      CONSUMER     EDUCATION     & MORTGAGE
 YEAR ENDED DECEMBER 31, 2000           BANKING         LOANS       LENDING       LENDING       LENDING     SECURITIES
----------------------------------------------------------------------------------------------------------------------
 Interest income                       $640,642   $65,906,572   $34,471,809   $26,081,871   $17,129,748    $16,552,193
 Interest expense                     2,092,805    45,748,126    20,929,687    14,991,089     7,730,662     12,878,675
 Net cost to acquire and maintain
   deposit liabilities                  384,125     5,062,463     4,771,977     3,421,079     2,173,040      1,854,402
----------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs             (1,836,288)    15,095,983     8,770,145     7,669,703     7,226,046      1,819,116
 Net loan charge-offs (recoveries)            -        52,920             -       598,249        32,827              -
----------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)    (1,836,288)    15,043,063     8,770,145     7,071,454     7,193,219      1,819,116
 Non-interest income                 19,735,764             -        52,984     1,614,005       215,988              -
 Non-interest expense                11,794,513     2,972,485     1,245,783     2,364,348       807,099         97,366
----------------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         6,104,963    12,070,578     7,577,346     6,321,111     6,602,108      1,721,750
 Income tax expense (benefit)         2,474,953     3,705,744     3,071,856     2,562,578     2,676,495      (101,269)
----------------------------------------------------------------------------------------------------------------------
   Segment profit (loss)             $3,630,010    $8,364,834    $4,505,490    $3,758,533    $3,925,613     $1,823,019
----------------------------------------------------------------------------------------------------------------------
 BALANCE SHEET INFORMATION
 Dollars in thousands
----------------------------------------------------------------------------------------------------------------------
 Average assets                         $44,031      $934,451      $457,302      $327,067      $207,454       $264,815
----------------------------------------------------------------------------------------------------------------------
 Total assets at end of period          $45,873    $1,015,190      $488,638      $362,561      $205,246       $240,259
----------------------------------------------------------------------------------------------------------------------
                                                        SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS         OTHER      DEPARTMENT       NON-GAAP
 YEAR ENDED DECEMBER 31, 2000          SEGMENTS     ALLOCATIONS    ADJUSTMENTS       CONSOLIDATED
-------------------------------------------------------------------------------------------------
 Interest income                              -                       $653,353 (1)   $161,436,188
 Interest expense                      $363,991                    (2,839,113) (1)    101,895,922
 Net cost to acquire and maintain
   deposit liabilities                    3,346    (17,670,432)                                 -
-------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs               (367,337)      17,670,432      3,492,466         59,540,266
 Net loan charge-offs (recoveries)            -                        324,784 (2)      1,008,780
-------------------------------------------------------------------------------------------------
   Net interest income (expense)      (367,337)      17,670,432      3,167,682         58,531,486
 Non-interest income                    (4,546)      22,953,049    (8,934,693) (3)     35,632,550
 Non-interest expense                   294,315      40,623,481    (1,949,058) (3)     58,250,331
-------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         (666,198)               -    (3,817,953)         35,913,705
 Income tax expense (benefit)         (218,183)                    (1,402,345)         12,769,829
-------------------------------------------------------------------------------------------------
   Segment profit (loss)             ($448,015)               -   ($2,415,608)        $23,143,876
-------------------------------------------------------------------------------------------------
 BALANCE SHEET INFORMATION
 Dollars in thousands
-------------------------------------------------------------------------------------------------
 Average assets                            $320               -      ($11,466) (4)     $2,223,974
-------------------------------------------------------------------------------------------------
 Total assets at end of period             $633               -       ($5,674) (4)     $2,352,726
-------------------------------------------------------------------------------------------------
                                                                 COMMERCIAL                                 INVESTMENT
 SEGMENT PROFIT (LOSS) STATEMENTS      MORTGAGE   RESIDENTIAL   REAL ESTATE      CONSUMER     EDUCATION     & MORTGAGE
 YEAR ENDED DECEMBER 31, 1999           BANKING         LOANS       LENDING       LENDING       LENDING     SECURITIES
----------------------------------------------------------------------------------------------------------------------
 Interest income                     $3,133,892   $47,915,227   $28,001,302   $19,869,080   $14,288,948    $16,274,785
 Interest expense                     3,469,150    29,572,212    15,071,889    10,387,845     6,913,737     12,552,279
 Net cost to acquire and maintain
   deposit liabilities                  438,403     5,556,845     3,757,215     2,593,363     1,958,049      1,646,616
----------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs               (773,661)    12,786,170     9,172,197     6,887,872     5,417,162      2,075,890
 Net loan charge-offs (recoveries)            -      (70,508)             -       367,330        26,031              -
----------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)      (773,661)    12,856,678     9,172,197     6,520,542     5,391,131      2,075,890
 Non-interest income                 19,247,738             -        90,903     1,253,961       103,514              -
 Non-interest expense                12,313,093     1,859,878     1,288,957     1,993,125       829,887        111,274
----------------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes         6,160,984    10,996,800     7,974,144     5,781,378     4,664,758      1,964,616
 Income tax expense (benefit)         2,497,663     3,345,919     3,232,718     2,343,771     1,891,093         17,431
----------------------------------------------------------------------------------------------------------------------
   Segment profit (loss)             $3,663,321    $7,650,881    $4,741,426    $3,437,607    $2,773,665     $1,947,185
----------------------------------------------------------------------------------------------------------------------
 BALANCE SHEET INFORMATION
 Dollars in thousands
----------------------------------------------------------------------------------------------------------------------
 Average assets                         $78,634      $715,142      $372,793      $256,956      $194,008       $279,024
----------------------------------------------------------------------------------------------------------------------
 Total assets at end of period          $41,090      $846,604      $416,192      $286,969      $202,440       $299,767
----------------------------------------------------------------------------------------------------------------------
                                                     SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS      OTHER      DEPARTMENT       NON-GAAP
 YEAR ENDED DECEMBER 31, 1999       SEGMENTS     ALLOCATIONS    ADJUSTMENTS       CONSOLIDATED
----------------------------------------------------------------------------------------------
 Interest income                           -                       $587,365 (1)   $130,070,598
 Interest expense                   $236,384                    (2,250,103) (1)     75,953,392
 Net cost to acquire and maintain
   deposit liabilities                 4,489    (15,954,980)                                 -
----------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs            (240,873)      15,954,980      2,837,468         54,117,206
 Net loan charge-offs (recoveries)         -                         64,168 (2)        387,021
----------------------------------------------------------------------------------------------
   Net interest income (expense)   (240,873)      15,954,980      2,773,300         53,730,185
 Non-interest income                 312,958      21,209,088    (7,040,308) (3)     35,177,854
 Non-interest expense                371,693      37,164,068    (1,632,527) (3)     54,299,449
----------------------------------------------------------------------------------------------
   Profit (loss) before taxes      (299,609)               -    (2,634,481)         34,608,590
 Income tax expense (benefit)       (23,536)                    (1,137,679)         12,167,380
----------------------------------------------------------------------------------------------
   Segment profit (loss)          ($276,073)               -   ($1,496,802)        $22,441,210
----------------------------------------------------------------------------------------------
 BALANCE SHEET INFORMATION
 Dollars in thousands
----------------------------------------------------------------------------------------------
 Average assets                         $446               -       ($8,934) (4)     $1,888,069
----------------------------------------------------------------------------------------------
 Total assets at end of period          $308               -       ($8,816) (4)     $2,084,554
----------------------------------------------------------------------------------------------

(1) Consists principally of interest income and expense adjustments related to late charges, implied earnings on custodial and escrow accounts, and earnings on bank owned life insurance.
(2) In general, the Corporation records actual loan and real estate charge-off (recovery) activity against each profit center for segment reporting purposes.
(3) Consists principally of non-GAAP adjustments related to loan origination fees and costs, mortgage servicing rights, and loan servicing fees. The offsets for the adjustments described in (1), above, are also included in non-interest income.
(4) Consists of allowances for loss on loans and real estate and security valuation allowances that are disregarded for segment reporting purposes. Also includes mortgage servicing rights that are not recorded under GAAP, but are recorded for segment reporting purposes.

NOTE 14--ACQUISITION OF AMERICAN COMMUNITY BANCSHARES, INC.

         On October 31, 2001, the Corporation completed the acquisition of American Community Bankshares, Inc., ("ACB") the parent company of American Community Bank, headquartered in Wausau, Wisconsin. As a result of the acquisition, ACB was merged into the Corporation, with ACB shareholders exchanging each share of ACB common stock for 4.5 shares of the Corporation's common stock, or approximately 1.9 million shares. The transaction was tax-free to ACB shareholders receiving the Corporation's stock. The transaction was accounted for using the purchase method of accounting in accordance with SFAS
141. The amount of goodwill recorded in connection with this transaction was $12.5 million. In addition, the Corporation recorded a deposit-based intangible of $1.9 million in connection with the transaction. The goodwill will not be amortized, which is in accordance with SFAS 142. The deposit-based intangible will be amortized using an accelerated method, in accordance with SFAS 142.

         ACB's consolidated net income during the ten-month period ending October 31, 2001, was $1.3 million, and was $1.5 million and $1.4 million during the twelve-month periods ending December 31, 2000 and 1999, respectively.

         Following is a summary of the assets acquired and liabilities assumed in the ACB transaction. The table excludes cash and cash equivalents acquired of $3.3 million.

ASSETS ACQUIRED AND LIABILITIES ASSUMED                                                                     AMOUNT
------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits with banks                                                                    $9,564,108
Investment securities available for sale                                                                28,494,388
Loans held for investment, net                                                                         114,286,918
Federal Home Loan Bank stock                                                                               823,700
Accrued interest receivable, net                                                                           926,253
Office properties and equipment                                                                            975,244
Mortgage servicing rights, net                                                                           1,248,285
Intangible assets                                                                                       14,402,604
Other assets                                                                                               131,492
------------------------------------------------------------------------------------------------------------------
   Total Assets                                                                                        170,852,992
------------------------------------------------------------------------------------------------------------------
Deposit liabilities                                                                                    129,611,777
Federal Home Loan Bank advances                                                                         13,454,000
Advance payments by borrowers for taxes and insurance                                                       86,529
Accrued interest payable                                                                                 1,465,128
Other liabilities                                                                                          611,578
------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                                   145,229,012
------------------------------------------------------------------------------------------------------------------

      Net assets acquired and liabilities assumed                                                      $25,623,980
==================================================================================================================

NOTE 15--SUBSEQUENT EVENT

         On January 17, 2002, the Corporation announced an agreement with another financial institution to purchase three bank offices in Rochester, Minnesota. The acquisition will include substantially all of the deposits and loans of the bank offices along with the net book value of related premises and equipment. At September 30, 2001, the deposit and loan balances were approximately $125 million and $128 million, respectively. The Corporation has agreed to pay approximately $27 million for the loans, deposits, and premises and equipment associated with the Rochester branches. These amounts are subject to change depending on customer transaction activity between September 30 and the date of closing. The transaction is subject to approval by the Bank's regulators and certain other transactional contingencies and currently is expected to close in the second quarter of 2002.

NOTE 16--PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                                                                 DECEMBER 31
------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION:                                                2001              2000
------------------------------------------------------------------------------------------------------------------
Cash in bank                                                                             $17,125           $52,943
Interest-bearing deposits with subsidiary bank                                           573,433         3,120,979
Investment in subsidiary                                                             191,725,269       145,763,550
Other assets                                                                             100,642           248,334
------------------------------------------------------------------------------------------------------------------
  Total assets                                                                      $192,416,469      $149,185,806
==================================================================================================================
Other borrowings                                                                               -        $2,601,542
Other liabilities                                                                        $18,766            34,769
------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                       18,766         2,636,311
------------------------------------------------------------------------------------------------------------------
Common stock                                                                           2,020,083         1,994,163
Additional paid-in capital                                                            46,607,845        34,540,064
Retained earnings                                                                    141,717,089       122,921,606
Treasury stock, at cost                                                                        -      (15,127,142)
Unearned restricted stock                                                               (87,083)         (142,083)
Non-owner adjustments to equity, net                                                   2,139,769         2,362,887
------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                         192,397,703       146,549,495
------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                        $192,416,469      $149,185,806
==================================================================================================================
                                                                                  YEAR ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS:                                        2001             2000              1999
------------------------------------------------------------------------------------------------------------------
Other income                                                            $38,989          $40,539           $21,815
Other expense                                                           379,623          750,067           688,173
------------------------------------------------------------------------------------------------------------------
  Loss before income taxes and equity in earnings of                  (340,634)        (709,528)         (666,358)
subsidiary
Income tax benefit                                                      119,222          248,335           233,225
------------------------------------------------------------------------------------------------------------------
  Loss before equity in earnings of subsidiary                        (221,412)        (461,193)         (433,133)
Equity in earnings of subsidiary                                     28,669,637       23,605,069        22,874,343
------------------------------------------------------------------------------------------------------------------
  Net income                                                        $28,448,225      $23,143,876       $22,441,210
==================================================================================================================
                                                                                  YEAR ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS:                                        2001             2000              1999
------------------------------------------------------------------------------------------------------------------
Net income                                                          $28,448,225      $23,143,876       $22,441,210
Equity in earnings of subsidiary                                   (28,669,637)     (23,605,069)      (22,874,343)
Change in income taxes and other accruals and prepaid                   113,110           19,661          (93,025)
------------------------------------------------------------------------------------------------------------------
  Net cash used by operations                                         (108,302)        (441,532)         (526,158)
------------------------------------------------------------------------------------------------------------------
Decrease (increase) in interest-bearing deposits with                 3,782,086      (3,117,730)         3,000,309
subsidiary bank
Dividends received from subsidiary                                    9,900,000       14,600,000        13,500,000
Purchase of net assets of ACB                                      (28,603,959)                -                 -
------------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by investing activities                 (14,921,873)       11,482,270        16,500,309
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in other borrowings                             (2,601,542)      (2,598,458)         2,250,000
Dividends paid to shareholders                                      (8,866,148)      (7,699,035)       (6,287,822)
Purchases of treasury stock                                         (3,213,376)      (1,708,663)      (15,930,336)
Common stock issued for acquisition                                  28,603,793                -                 -
Other, net                                                            1,071,630        1,005,913         3,962,487
------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                   14,994,357     (11,000,243)      (16,005,671)
------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash in bank                              (35,818)           40,495          (31,520)
Cash at beginning of period                                              52,943           12,448            43,968
==================================================================================================================
  Cash in bank at end of period                                         $17,125          $52,943           $12,448
------------------------------------------------------------------------------------------------------------------

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

         The Corporation assessed its internal control system as of December 31, 2001, in relation to criteria for effective internal control over the preparation of its published annual and interim financial statements described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Corporation believes that, as of December 31, 2001, its system of internal control over the preparation of its published annual and interim financial statements met those criteria.



/s/Thomas W. Schini                 /s/Jack C. Rusch               /s/Michael W. Dosland
Thomas W. Schini                    Jack C. Rusch                  Michael W. Dosland
Chairman of the Board               President and Chief            Senior Vice President and
                                    Executive Officer              Chief Financial Officer


REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated statements of financial condition of First Federal Capital Corp as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Federal Capital Corp at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                        /s/ ERNST & YOUNG LLP


Milwaukee, Wisconsin
January 17, 2002

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

                                                        DEC.     SEPT.      JUNE     MARCH     DEC.    SEPT.     JUNE     MARCH
Dollars in thousands, except for per share amounts      2001      2001      2001      2001     2000     2000     2000      2000
-------------------------------------------------------------------------------------------------------------------------------
Interest on loans                                    $35,912   $36,474   $35,741   $35,880  $35,518  $35,146  $33,135   $30,656
Interest on mortgage-backed and related securities     6,163     5,290     6,005     6,602    7,087    6,033    5,548     5,848
Interest and dividends on investments                  1,248       628       851       738      687      647      556       576
-------------------------------------------------------------------------------------------------------------------------------
  Total interest income                               43,323    42,391    42,597    43,221   43,292   41,826   39,239    37,079
-------------------------------------------------------------------------------------------------------------------------------
Interest on deposits                                  20,087    20,911    21,147    21,440   20,933   19,686   17,313    15,656
Interest on borrowings                                 5,955     5,699     5,874     7,219    7,563    7,133    6,926     6,685
-------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                              26,042    26,609    27,021    28,659   28,496   26,819   24,240    22,341
-------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                 17,282    15,782    15,577    14,562   14,796   15,007   14,999    14,738
Provision for loan losses                                578       355       437       394      402      302      112       192
-------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision                 16,704    15,427    15,140    14,167   14,394   14,704   14,887    14,546
-------------------------------------------------------------------------------------------------------------------------------
Gain on sale of loans                                 12,181     3,959     5,265     3,005    1,129      812      506       290
Gains (losses) from sales of real estate
and investments                                         (25)        38         -         -    1,189        -        -         -
Other non-interest income                              3,870     7,370     6,217     7,686    8,246    8,244    7,961     7,256
-------------------------------------------------------------------------------------------------------------------------------
  Total non-interest income                           16,026    11,329    11,482    10,690   10,565    9,056    8,467     7,545
Total non-interest expense                            18,199    16,439    16,767    15,714   14,991   14,765   14,565    13,930
-------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                          14,531    10,316     9,855     9,144    9,968    8,996    8,790     8,161
Income tax expense                                     5,071     3,593     3,487     3,247    3,542    3,205    3,124     2,898
-------------------------------------------------------------------------------------------------------------------------------
  Net Income                                          $9,460    $6,724    $6,367    $5,897   $6,426   $5,790   $5,665    $5,262
===============================================================================================================================


===============================================================================================================================
Diluted earnings per share                             $0.49     $0.36     $0.34     $0.32    $0.34    $0.32    $0.30     $0.29
===============================================================================================================================
Dividends paid per share                               $0.12     $0.12     $0.12     $0.11    $0.11    $0.11    $0.11     $0.09
===============================================================================================================================
Stock price at end of period                          $15.70    $14.90    $16.20    $14.00   $14.50   $12.31   $11.06    $11.69
===============================================================================================================================
High stock price during period                        $15.75    $16.35    $16.20    $16.63   $14.88   $12.44   $12.75    $14.63
===============================================================================================================================
Low stock price during period                         $14.27    $14.10    $13.16    $12.75   $10.88   $10.63   $10.13    $10.44
===============================================================================================================================

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from the sections entitled "Matters to be Voted on at the Annual Meeting--Matter 1. Election of Directors" and "Executive Officers Who Are Not Directors" in the Proxy Statement of the Corporation dated March 15, 2002.


ITEM 11--EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from the section entitled "Compensation of Executive Officers and Directors" in the Proxy Statement of the Corporation dated March 15, 2002.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from the section entitled "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement of the Corporation dated March 15, 2002.


ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from the section entitled "Indebtedness of Management and Certain Transactions" in the Proxy Statement of the Corporation dated March 15, 2002.


                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) The following financial statements are included herein under Part II, Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Condition at December 31, 2001 and 2000

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

Notes to Audited Consolidated Financial Statements

Report of Management

Report of Independent Auditors

(2) All financial statement schedules required under this item are omitted because the required information is either not applicable or the required information is included in the Audited Consolidated Financial Statements or in the notes thereto.

(3) Exhibit Index.

No.     Exhibit Description

3.1     Articles of Incorporation, as amended (7)
3.2     Bylaws, as amended (6)
4.1     Specimen stock certificate (1)
4.2     Rights Agreement, dated as of January 24, 1995 (5)
10.1    1989 Stock Incentive Plan (1)
10.2    1989 Directors' Stock Option Plan, as amended (2)
10.3    1992 Directors' Stock Option Plan, as amended (7)
10.4    1992 Stock Option and Incentive Plan (3)
10.5    Rock Financial Corp. 1992 Stock Option and Incentive Plan (4)
10.6    1997 Stock Option and Incentive Plan (6)
10.7    Employee Stock Ownership Plan (8)
10.8 Employment agreements, as amended, between the Corporation and the Bank and the following executive officers:

         a) Jack C. Rusch (8)
         b) Thomas W. Schini (7)
         c) Joseph M. Konradt (8)
         d) Brad R. Price (8)
         e) Robert P. Abell (8)
         f) Michael W. Dosland (8)
         g) Milne J. Duncan (8)

10.9    First Federal of La Crosse Directors' Deferred Compensation Plan (1)
10.10   First Federal of La Crosse Annual Incentive Bonus Plan (1)
10.11   First Federal of La Crosse Incentive Bonus Plan for Group Life
          Insurance (1)
10.12   First Federal of Madison Deferred Compensation Plan for Directors (1)
11.1 Computation of Earnings Per Share--Reference is made to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"
13.1    2002 President's Message (9)
21.1 Subsidiaries of the Registrant--Reference is made to Part I, Item 1, "Business--Subsidiaries"
23.1    Consent of Ernst & Young LLP (8)
99.1    2002 Proxy Statement (8)

(1) Incorporated herein by reference to exhibits filed with the Corporation's Form S-1 Registration Statement declared effective by the SEC on September 8, 1989 (Registration No. 33-98298-01).
(2) Incorporated herein by reference to exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the SEC on March 30, 1990.
(3) Incorporated herein by reference to the Corporation's Proxy Statement dated March 11, 1992.
(4) Incorporated herein by reference to exhibits filed with the Corporation's Post-Effective Amendment No. 1 on Form S-8 on Form S-4 Registration Statement filed with the SEC on December 26, 1993 (Registration
    No. 33-98298-01).
(5) Incorporated herein by reference to the Corporation's Registration Statement on Form 8-A filed with the SEC on January 27, 1995.
(6) Incorporated herein by reference to the exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 20, 1998.
(7) Incorporated herein by reference to exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC on March 21, 2001.
(8) Filed herewith.
(9) Filed in paper format pursuant to Rule 101(b) of Registration S-T.

(b) During the fourth quarter of 2001, First Federal Capital Corp filed the following report on Form 8-K:

         Report filed November 1, 2001. The report included a press release announcing that First Federal Capital Corp completed the acquisition of American Community Bankshares, Inc.

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

                                           FIRST FEDERAL CAPITAL CORP

February 26, 2002                          By: /s/Jack C. Rusch
                                           Jack C. Rusch
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas W. Schini                                           February 26, 2002
Thomas W. Schini
Chairman of the Board


/s/ Dale A. Nordeen                                            February 26, 2002
Dale A. Nordeen
Vice Chairman of the Board


/s/ Jack C. Rusch                                              February 26, 2002
Jack C. Rusch
President, Chief Executive Officer, and
Director (principal executive officer)


/s/ Marjorie A. Davenport                                      February 26, 2002
Marjorie A. Davenport
Director


/s/ John F. Leinfelder                                         February 26, 2002
John F. Leinfelder
Director


/s/ Richard T. Lommen                                          February 26, 2002
Richard T. Lommen
Director


/s/ Patrick J. Luby                                            February 26, 2002
Patrick J. Luby
Director


/s/ David C. Mebane                                            February 26, 2002
David C. Mebane
Director

/s/ Phillip J. Quillin                                         February 26, 2002
Phillip J. Quillin
Director


/s/ Edwin J. Zagzebski                                         February 26, 2002
Edwin J. Zagzebski
Director


/s/ Michael W. Dosland                                         February 26, 2002
Michael W. Dosland
Senior Vice President and
Chief Financial Officer
(principal financial and
accounting officer)