Form 10-Q
period 2002-03-31
FIRST FEDERAL CAPITAL CORP
filed 2002-05-15
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended....................................MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from........................to........................

Commission file number...................................................0-18046


                           FIRST FEDERAL CAPITAL CORP
             (Exact name of Registrant as specified in its charter)


WISCONSIN                                                             39-1651288
(State or other jurisdiction of                                    (IRS employer
incorporation or organization)                                   identification)


605 STATE STREET
LA CROSSE,WISCONSIN                                                        54601
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

Class: COMMON STOCK--$.10 PAR VALUE. Outstanding as of May 13, 2002: 20,011,136 (excludes 204,797 shares held as treasury stock).

                           FORM 10-Q TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION                                                                     Page
       Item 1--Financial Statements .................................................................2

       Item 2--Management's Discussion and Analysis of Financial Condition and Results of
               Operations............................................................................9

       Item 3--Quantitative and Qualitative Disclosures about Market Risk............................19

PART II--OTHER INFORMATION

       Item 1--Legal Proceedings.....................................................................20

       Item 2--Changes in Securities.................................................................20

       Item 3--Defaults Upon Senior Securities.......................................................20

       Item 4--Submission of Matters to Vote of Security Holders.....................................20

       Item 5--Other Information.....................................................................20

       Item 6--Exhibits and Reports on Form 8-K......................................................20


SIGNATURES...........................................................................................21

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2002, and December 31, 2001

                                                                                       MARCH 31        DECEMBER 31
                                                                                         2002             2001
ASSETS                                                                               (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                               $52,211,204      $70,756,705
Interest-bearing deposits with banks                                                  118,711,123       98,233,160

Investment securities available for sale, at fair value                                         -       35,461,500
Mortgage-backed and related securities:
  Available for sale, at fair value                                                   329,845,012      305,979,912
  Held for investment, at cost (fair value of $110,015,580 and $134,937,344,
    respectively)                                                                     109,659,724      134,010,248
Loans held for sale                                                                    29,768,279       56,109,442
Loans held for investment, net                                                      1,793,040,558    1,851,316,436
Federal Home Loan Bank stock                                                           53,457,200       28,063,300
Accrued interest receivable, net                                                       17,445,846       19,016,429
Office properties and equipment                                                        31,595,337       30,653,310
Mortgage servicing rights, net                                                         31,539,660       29,908,769
Intangible assets                                                                      24,816,720       24,946,280
Other assets                                                                           18,577,944       33,254,152
-------------------------------------------------------------------------------------------------------------------

  Total assets                                                                     $2,610,668,607   $2,717,709,643
===================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                $1,942,017,876   $2,029,254,047
Federal Home Loan Bank advances                                                       441,315,000      467,415,000
Other borrowings                                                                        2,168,964           32,311
Advance payments by borrowers for taxes and insurance                                   4,347,665        1,640,142
Accrued interest payable                                                                3,338,197        4,063,741
Other liabilities                                                                      23,625,280       22,906,699
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 2,416,812,982    2,525,311,940
-------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                  -                -
Common stock, $.10 par value, 100,000,000 shares authorized, 20,215,933 and
  20,200,829 shares issued and outstanding (including 182,375 and 0 shares of
  treasury stock), respectively                                                         2,021,593        2,020,083
Additional paid-in capital                                                             46,577,431       46,607,845
Retained earnings                                                                     147,007,647      141,717,089
Treasury stock, at cost                                                               (2,968,406)                -
Unearned restricted stock                                                                (73,333)         (87,083)
Accumulated non-owner adjustments to equity, net                                        1,290,691        2,139,769
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                          193,855,624      192,397,703
-------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                       $2,610,668,607   $2,717,709,643
===================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2002 and 2001

                                                                                  THREE MONTHS ENDED MARCH 31
                                                                                 ------------------------------
                                                                                        2002          2001
                                                                                     (UNAUDITED)   (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
Interest on loans                                                                    $33,056,765   $35,880,486
Interest on mortgage-backed and related securities                                     5,415,298     6,602,240
Interest and dividends on investments                                                    960,680       738,009
---------------------------------------------------------------------------------------------------------------
  Total interest income                                                               39,432,743    43,220,734
---------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                       15,014,012    21,440,368
Interest on FHLB advances and other borrowings                                         5,789,053     7,218,714
---------------------------------------------------------------------------------------------------------------
  Total interest expense                                                              20,803,065    28,659,082
---------------------------------------------------------------------------------------------------------------

  Net interest income                                                                 18,629,678    14,561,652
Provision for loan losses                                                                647,400       394,273
---------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                 17,982,277    14,167,379
---------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                                6,387,615     5,763,983
Premiums and commissions                                                               1,071,621       747,064
Loan servicing fees, net                                                                  31,716       548,104
Gain on sales of loans                                                                 4,668,111     3,005,139
Gain (loss) on sales of investments                                                    (166,264)             -
Other income                                                                             920,440       626,182
---------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                           12,913,240    10,690,473
---------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                    12,078,479     9,535,907
Occupancy and equipment                                                                2,403,074     2,230,584
Communications, postage, and office supplies                                           1,394,133     1,224,594
ATM and debit card transaction costs                                                     840,609       740,323
Advertising and marketing                                                                564,169       476,220
Amortization of intangibles                                                              129,559       257,565
Other expenses                                                                         1,722,818     1,248,615
---------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                          19,132,840    15,713,808
---------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                          11,762,677     9,144,044
Income tax expense                                                                     4,095,183     3,247,291
---------------------------------------------------------------------------------------------------------------

  Net income                                                                          $7,667,493    $5,896,753
===============================================================================================================

PER SHARE INFORMATION
---------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                 $0.38         $0.32
Basic earnings per share                                                                    0.38          0.32
Dividends paid per share                                                                    0.12          0.11
===============================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three months ended March 31, 2002 and 2001


                                      COMMON
                                   STOCK AND                                             ACCUMULATED
                                  ADDITIONAL                                  UNEARNED     NON-OWNER
                                     PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                            CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000    $36,534,227  $122,921,606  ($15,127,142)    ($142,083)    $2,362,887  $146,549,495
                                                                                                      ------------
Net income                                      5,896,753                                                5,896,753
Securities valuation
  adjustment, net of income taxes                                                          1,751,140     1,751,140
                                                                                                      ============
Net income and non-owner
  adjustments to equity                                                                                  7,647,893
                                                                                                      ------------
Dividends paid                                 (2,021,800)                                              (2,021,800)
Exercise of stock options                        (382,634)      409,165                                     26,531
Purchase of treasury stock                                     (659,375)                                  (659,375)
Amortization of restricted
  stock                                           181,250                      13,750                      195,000
------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001       $36,534,227  $126,595,175  ($15,377,352)    ($128,333)    $4,114,027  $151,737,744
------------------------------------------------------------------------------------------------------------------


UNAUDITED
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001    $48,627,928  $141,717,089             -      ($87,083)    $2,139,769  $192,397,703
                                                                                                      ------------
Net income                                      7,667,493                                                7,667,493
Securities valuation
  adjustment, net of income taxes                                                           (957,150)     (957,150)
Reclassification adjustment
  for loss on securities included
  in income, net of income taxes                                                             108,072       108,072
                                                                                                      ============

Net income and non-owner
  adjustments to equity                                                                                  6,818,416
                                                                                                      ------------
Dividends paid                                 (2,419,589)                                              (2,419,589)
Exercise of stock options           (28,904)     (174,121)      460,711                                    257,686
Purchase of treasury stock                                   (3,429,116)                                (3,429,116)
Amortization of restricted
  stock                                           216,775                      13,750                      230,525
------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002       $48,599,024  $147,007,647   ($2,968,406)     ($73,333)    $1,290,691  $193,855,624
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2002 and 2001

                                                                                      THREE MONTHS ENDED MARCH 31
                                                                                      ----------------------------
                                                                                             2002         2001
                                                                                         (UNAUDITED)    (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                              $7,667,493     $5,896,753
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                                649,223        362,264
    Net loan costs deferred                                                                (475,805)      (588,332)
    Amortization (including mortgage servicing rights)                                     4,121,590      1,894,214
    Depreciation                                                                             757,835        652,218
    Gains on sales of loans and investments                                              (4,501,847)    (3,005,139)
    Decrease in accrued interest receivable                                                1,570,583        685,806
    Decrease in accrued interest payable                                                   (725,544)      (118,281)
    Increase in current and deferred income taxes                                          2,411,040      2,818,766
    Other accruals and prepaids, net                                                     (1,086,649)        226,847
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales                  10,387,919      8,825,116
  Loans originated for sale                                                            (165,579,237)  (184,145,619)
  Sales of loans originated for sale or transferred from held for investment             220,767,473    213,572,984
-------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                     65,576,155     38,252,481
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                                      (20,477,963)   (63,381,075)
  Sales of investment securities                                                          35,098,150              -
  Maturities of investment securities                                                              -        100,000
  Purchases of mortgage-backed and related securities available for sale                (85,055,729)              -
  Principal repayments on mortgage-backed and related securities available for sale       59,699,056     26,842,833
  Principal repayments on mortgage-backed and related securities held for investment      24,121,545      5,254,032
  Loans originated for investment                                                      (199,821,923)  (156,414,299)
  Loan principal repayments                                                              228,196,724    124,840,888
  Purchases of Federal Home Loan Bank stock                                             (25,393,900)      (441,300)
  Purchases of office properties and equipment                                           (1,750,436)    (1,287,208)
  Purchases of mortgage servicing rights                                                           -      (220,322)
  Sales of real estate                                                                     1,053,600        587,059
  Other, net                                                                              15,121,799        104,707
-------------------------------------------------------------------------------------------------------------------
    Net cash provided (used) by investing activities                                      30,790,923   (64,014,685)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  (Decrease) increase in deposit liabilities                                            (87,236,171)     78,771,979
  Repayment of long-term Federal Home Loan Bank advances                                (13,600,000)    (9,000,000)
  Decrease in short-term Federal Home Loan Bank borrowings                              (12,500,000)   (10,545,000)
  Decrease in federal funds purchased                                                              -   (20,000,000)
  Increase (decrease) in other borrowings                                                  2,136,653      (703,973)
  Increase in advance payments by borrowers for taxes and insurance                        2,707,523      3,604,696
  Purchases of treasury stock                                                            (3,429,116)      (659,375)
  Dividends paid                                                                         (2,419,589)    (2,021,800)
  Other, net                                                                               (571,879)      6,169,176
-------------------------------------------------------------------------------------------------------------------
    Net cash (used) provided by financing activities                                   (114,912,579)     45,615,703
-------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and due from banks                                      (18,545,501)     19,853,499
Cash and due from banks at beginning of period                                            70,756,705     25,445,819
-------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                             $52,211,204    $45,299,318
===================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                               $41,003,326    $43,906,540
  Interest paid on deposits and borrowings                                                21,528,609     28,777,363
  Income taxes paid                                                                        1,685,025        428,525
  Transfer of loans from held for investment to held for sale                             29,122,413     63,264,439
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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period ended March 31, 2002, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2002.

         Certain 2001 balances have been reclassified to conform to the 2002 presentation.

NOTE 3--EARNINGS PER SHARE

         Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three month periods ended March 31, 2002 and 2001, is as follows:

                                                                          THREE MONTHS ENDED MARCH 31
                                                                         2002                       2001
-------------------------------------------------------------------------------------------------------------------
                                                                BASIC        DILUTED        BASIC        DILUTED
-------------------------------------------------------------------------------------------------------------------
Net income                                                     $7,667,494   $7,667,494     $5,896,753   $5,896,753
===================================================================================================================
Average common shares, net of actual treasury shares           20,112,893   20,112,893     18,359,513   18,359,513
Potential common shares issued under stock options (treasury
stock method)                                                           -      206,722              -      144,984
-------------------------------------------------------------------------------------------------------------------
  Average common shares and common stock equivalents           20,112,893   20,319,615     18,359,513   18,504,497
-------------------------------------------------------------------------------------------------------------------
Earnings per share                                                  $0.38        $0.38          $0.32        $0.32
===================================================================================================================


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

         In October 2001, the Corporation completed the acquisition of American Community Bankshares, Inc. ("ACB"). In addition, in April 2002 the Corporation completed the acquisition of three bank offices in Rochester, Minnesota, from another financial institution. This purchase included the customer loans and deposits at those branches. In addition to offering products and services similar to the Corporation's existing product lines, these institutions also deliver commercial loan and deposit products and services to business customers. This represents a new line of business for the Corporation and a new reportable segment. The financial results of this new line of business have not been separately reported in 2002 due to continuing efforts to design these products on the Corporation's systems, as well as efforts to complete the integration of the operations of ACB and the three Rochester branches.

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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following table summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three month periods ended

March 31, 2002 and 2001. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.27% and 1.34% of average deposit liabilities outstanding during the three months ended March 31, 2002 and 2001, respectively.


                                                                     THREE MONTHS ENDED MARCH 31
                                                 ------------------------------------------------------------------
                                                                2002                             2001
                                                 ------------------------------------------------------------------
PROFIT CENTER                                     PROFIT (LOSS)    AVERAGE ASSETS  PROFIT (LOSS)    AVERAGE ASSETS
-------------------------------------------------------------------------------------------------------------------
Mortgage banking                                     $1,216,539       $81,503,182     $1,233,113       $80,115,502
Residential loans                                     1,970,060       803,394,899      1,863,261       973,191,117
Commercial real estate lending                        2,275,021       560,954,050      1,000,968       501,446,374
Consumer lending                                      1,223,653       381,945,614        780,039       367,165,638
Education lending                                       754,428       217,532,165        668,075       215,081,852
Investment and mortgage-related securities              379,400       523,369,058        216,102       246,088,590
Other segments                                         (53,900)        41,293,265       (92,269)           670,641
-------------------------------------------------------------------------------------------------------------------
  Subtotal                                            7,765,201     2,609,992,233      5,669,289     2,383,759,714
Non-GAAP adjustments                                   (97,708)       (8,017,858)        227,464       (6,726,389)
-------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                    $7,667,493    $2,601,974,375     $5,896,753    $2,377,033,325
==================================================================================================================


NOTE 6--INTANGIBLE ASSETS

         In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new statements. Other identifiable intangible assets continue to be amortized over their useful lives, which include core deposit intangibles. The Corporation adopted SFAS 142 in January 2002. If SFAS had been in effect during the three months ended March 31, 2001, the Corporation's net income in that period would have been higher by approximately $165,000 or $0.01 per diluted share.

         The following table provides a summary of the Corporation's intangible assets at the dates indicated:


                                                                                        MARCH 31       DECEMBER 31
                                                                                          2002            2001
-------------------------------------------------------------------------------------------------------------------
Goodwill:
   Not deductible for tax purposes                                                     $15,607,127     $15,607,127
   Deductible for tax
     purposes                                                                            6,276,631       6,276,631
Core deposit intangibles:

   Not deductible for tax purposes                                                       1,737,792               -
   Deductible for tax
     purposes                                                                              208,855       2,045,691

Other intangibles, deductible for tax purposes                                             986,316       1,016,831
-------------------------------------------------------------------------------------------------------------------
      Total                                                                            $24,816,720     $24,946,280
===================================================================================================================


         Management of the Corporation has not yet completed the complex analysis to determine whether intangible assets are impaired under SFAS 142. Management does not expect any intangible assets to be impaired at this time; however, there can be no assurances.

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


RESULTS OF OPERATIONS

         OVERVIEW The Corporation's net income for the three months ended March 31, 2002, was $7.7 million or $0.38 per diluted share compared to $5.9 million or $0.32 in the same period last year. These amounts represented a return on average assets of 1.18% and 0.99%, respectively, and a return on average equity of 15.68% and 15.64%, respectively.

         The increase in net income from 2001 to 2002 was primarily attributable to a $4.1 million increase in net interest income, a $1.7 million increase in gain on sales of loans, a $624,000 increase in retail banking fees, and a $325,000 increase in premium and commission revenue. These developments were partially offset by a $3.4 million increase in non-interest expense and a $516,000 decrease in loan servicing fees. Also contributing was an $848,000 increase in income tax expense, due to higher pre-tax earnings.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three month periods ended March 31, 2002 and 2001.

         NET INTEREST INCOME Net interest income increased by $4.1 million or almost 28% during the three month period ended March 31, 2002, as compared to the same period in the previous year. Net interest income was favorably impacted by an increase in the Corporation's interest rate spread, which improved from 2.05% during the three month period ended March 31, 2001, to 2.64% during the same period in 2002. Beginning in 2001 and continuing into 2002, market interest rates declined dramatically and have remained at historically low levels. During the first quarter of 2002, approximately 39% of the Corporation's time deposits matured, which resulted in a larger decline in the cost of the Corporation's funding sources than the decline in the yield on its earning assets. Approximately 19% of the Corporation's time deposits will mature in the second quarter of 2002, which management expects to replace at interest rates that are 50 to 100 basis points below their current cost. As a result, management expects the Corporation's interest rate spread to improve modestly in the second quarter, although there can be no assurances.

         Also contributing to the improvement in the Corporation's net interest income in the most recent period was a $174.0 million or 7.7% increase in average interest-earning assets. The principal source of this growth occurred in the Corporation's overnight investments, commercial real estate loan portfolio, and commercial business loan portfolio. This growth was funded by a combination of increases in deposit liabilities, Federal Home Loan Bank ("FHLB") advances, and stockholders' equity.

         Net interest income in the most recent period also benefited from an increase in average non-interest-bearing deposit liabilities, which was the principal reason the Corporation's ratio of average interest-earning assets to interest-bearing liabilities improved from 110.54% during the three months ended March 31, 2001, to 112.51% during the same period in 2002. Contributing to a lesser degree was a $44.7 million or approximately 30% increase in average stockholders' equity. The increase in non-interest-bearing deposits was due in part to an increase in custodial accounts. The Corporation maintains borrowers' principal and interest payments in these accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts have increased significantly because of increased loan prepayment activity, which was brought about by a lower interest rate environment. The increase in average stockholders' equity was principally caused by the issuance of stock in connection with the Corporation's acquisition of ACB in the fourth quarter of 2001.

         The following table sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three month periods ended March 31, 2002 and 2001.


                                       THREE MONTHS ENDED MARCH 31, 2002    THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------------------------------------
                                         AVERAGE                YIELD/         AVERAGE                YIELD/
                                         BALANCE   INTEREST       COST         BALANCE  INTEREST        COST
-------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans          $724,718    $11,994      6.62%        $782,116   $14,724       7.53%
  Commercial real estate loans           530,294     10,299       7.77         476,428     9,649        8.10
  Consumer loans                         356,830      7,120       7.98         345,074     7,427        8.61
  Education loans                        207,708      3,053       5.88         204,903     4,080        7.96
  Commercial business loans               37,726        591       6.27              34         1       11.76
-------------------------------------------------------------------------------------------------------------
    Total loans                        1,857,276     33,057       7.12       1,808,556    35,880        7.94
Mortgage-backed and related
  securities                             416,075      5,415       5.21         395,302     6,602        6.68
Investment securities                     11,460         92       3.21             748         9        4.79
Interest-bearing deposits
  with banks                             109,165        475       1.74          21,465       288        5.36
Other earning assets                      31,670        394       4.98          25,563       441        6.91
-------------------------------------------------------------------------------------------------------------
    Total interest-earning assets      2,425,646     39,433       6.50       2,251,633    43,221        7.68
Non-interest-earning assets:
  Office properties and equipment         31,102                                27,173
  Other assets                           145,226                                98,228
-------------------------------------------------------------------------------------------------------------
    Total assets                      $2,601,974                            $2,377,033
=============================================================================================================
Interest-bearing liabilities:
  Regular savings accounts              $145,791       $359      0.98%        $104,089      $381       1.47%
  Checking accounts                       96,432        130       0.54          74,371       152        0.82
  Money market accounts                  215,842        881       1.63         154,937     1,610        4.16
  Certificates of deposit              1,232,942     13,643       4.43       1,215,011    19,297        6.35
-------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits    1,691,006     15,014       3.55       1,548,408    21,440        5.54
FHLB advances                            460,061      5,767       5.01         369,893     5,376        5.81
Other borrowings                           4,886         22       1.81         118,599     1,842        6.21
-------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                      2,155,954     20,803       3.86       2,036,900    28,659        5.63
Non-interest-bearing liabilities:
  Non-interest-bearing deposits          222,570                               165,296
  Other liabilities                       27,905                                24,036
-------------------------------------------------------------------------------------------------------------
    Total liabilities                  2,406,429                             2,226,233
Stockholders' equity                     195,544                               150,801
-------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity            $2,601,974                            $2,377,033
=============================================================================================================
Net interest income                                 $18,630                              $14,562
=============================================================================================================
Interest rate spread                                             2.64%                                 2.05%
=============================================================================================================
Net interest income as a percent
  of average earning assets                                      3.07%                                 2.59%
=============================================================================================================
Average interest-earning assets
  to average interest-bearing
  liabilities                                                  112.51%                               110.54%
=============================================================================================================

         PROVISION FOR LOAN LOSSES Provision for loan losses was $647,000 and $394,000 during the three months ended March 31, 2002 and 2001, respectively. In the most recent quarter, the Corporation recorded approximately $220,000 in provision for loan losses over-and-above its actual net charge-off activity. This additional provision was recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management. This addition was considered prudent in light of anticipated growth in the Corporation's loans held for investment, an increased mix of higher-risk commercial real estate, commercial business, and consumer loans, and current levels of non-performing and classified assets. On an annualized basis, net charge-offs were 0.09% and 0.04% of average loans outstanding during the three month periods, respectively.

         As of March 31, 2002, and December 31, 2001, the Corporation's allowance for loan losses was $10.2 million and $10.0 million, respectively, or 0.57% and 0.54% of loans held for investment, respectively. The allowance for loan and real estate losses was 131% and 120% of non-performing assets as of the same dates. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended March 31, 2002 and 2001, was $12.9 million and $10.7 million, respectively. These amounts represented 41% and 42% of the Corporation's total revenue during such periods. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2001 to 2002.

         Retail banking fees and service charges increased by $624,000 or 10.8% during the three months ended March 31, 2002, as compared to the same period in the previous year. Most of this improvement can be attributed to growth in the number of checking accounts serviced by the Corporation. Also contributing was a $214,000 or more than 25% increase in fees from customers' use of debit cards, as well as a $117,000 or 12.3% increase in fees from customers' use of ATMs. Most of this improvement can be attributed to growth in the number of customers served by the corporation.

         Premiums and commissions on annuity and insurance sales increased by $325,000 or over 40% during the three months ended March 31, 2002, as compared to the same period in the previous year. The Corporation's principal sources of premium and commission revenues are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, mortgage loan insurance policies, and brokerage services. The increase was principally the result of a $129,000 or nearly 35% increase in commissions from the sales of tax-deferred annuities and a $157,000 increase in commissions from brokerage services.

         Loan servicing fees decreased by $516,000 from $548,000 during the three months ended March 31, 2001, to $32,000 during the same period in 2002. Interest rates declined in 2001 and have remained at historically low levels in 2002. As a result, actual loan prepayment activity has remained at high levels. Because of this increased prepayment activity, the Corporation recorded increased periodic amortization of mortgage servicing rights ("MSRs") in the most recent quarter.

         Excluding amortization of MSRs, as well as changes in the allowance for losses on MSRs, loan servicing fees increased by $341,000 or 17.4% during the three months ended March 31, 2002, as compared to the same period in the previous year. This increase can be attributed to a $618.6 million or almost 30% increase in the average outstanding balance of loans serviced for others during such period. Contributing to the growth in loans serviced for others was an interest rate environment in 2001 and 2002 that caused borrowers to favor fixed-rate loans (which the Corporation generally sells in the secondary market) over adjustable-rate mortgage loans (which the Corporation generally retains in portfolio).

         In 2002 market interest rates for mortgage loans have stabilized, but remain at relatively low levels. If market interest rates increase in 2002 (as management anticipates), the Corporation may experience a substantial decline in amortization on its MSRs due to slower loan prepayment activity, although there can be no assurances. Furthermore, the Corporation may be required to recapture through earnings all or a portion of any unfavorable mark-to-market adjustments on MSRs that were recorded in previous periods, in accordance with GAAP. Such recapture would be appropriate if expectations for future loan prepayments decline, which typically occurs in stable or rising rate environments, although there can be no assurances. As of March 31, 2002, the Corporation's valuation allowance for mark-to-market adjustments against its MSRs was ($750,000).

         If market interest rates decline further in 2002, the Corporation will most likely continue to record high levels of amortization on its MSRs as a result of high levels of loan prepayment activity. Such amortization, however, will most likely continue to be offset by high levels of gains on sales of mortgage loans, although there can be no assurances. It should be noted, however, that declines in market interest rates may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of MSRs--primarily because of increases in market expectations for future prepayments. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market.

         Gains on sales of loans increased by $1.7 million from $3.0 million during the three months ended March 31, 2001, to $4.7 million during the same period in 2002. This increase was primarily attributable to the combined effects of a $7.2 million or 3.3% increase in the Corporation's mortgage loan sales and a higher average gain on the sales during the three months ended March 31, 2002 as compared to the same period in the previous year. The increase in the average gain was caused by a wider spread between mortgage rates offered to borrowers by the Corporation and the yields demanded in the secondary market. Also contributing to the increase in the size of the average gain was a higher valuation for the MSR portion of the gains, due to lower prepayment expectations.

         Loss on sales of investments was $166,000 during the three months ended March 31, 2002. In 2002, the Corporation sold $35.5 million in callable securities issued by various agencies of the U.S. government. Despite the accounting loss on the sale, the holding period return on these securities was comparable to a money market yield, which was the Corporation's expectation when it purchased the securities.

         Other non-interest income increased by $294,000 or over 45% during the three months ended March 31, 2002, as compared to the same period in the previous year. This increase was due in part to an increase in the cash surrender value of the Corporation's bank owned life insurance policies. Also contributing to the increase in other non-interest income was the receipt of a special dividend related to the Corporation's ownership in its primary ATM network provider.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended March 31, 2002 and 2001, was $19.1 million and $15.7 million, respectively, which was 2.94% and 2.65% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2001 to 2002.

         Compensation and employee benefits increased by $2.5 million or over 25% during the three months ended March 31, 2002, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to growth in the number of banking facilities operated by the Corporation. Since March 31, 2001, the Corporation has opened eight banking facilities and closed two. In April 2002 the Corporation completed the purchase of three banking facilities from another financial institution in Rochester, Minnesota. In addition, the Corporation will complete the purchase of four supermarket banking facilities from another financial institution in various cities in Minnesota in September 2002 (refer to "Other Matters", below, for further discussion). Finally, the Corporation intends to open three to five more supermarket banking facilities during the rest of the year, although there can be no assurances. As of March 31, 2002, the Corporation had 1,116 full-time equivalent employees. This compares to 1,033 and 921 as of December 31, 2001, and March 31, 2001, respectively.

         Occupancy and equipment expense increased by $172,000 or 7.7% and communications, postage, and office supplies expense increased by $170,000 or 13.8% during the three months ended March 31, 2002, compared to the same period in the previous year. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $100,000 or 13.5% during the three months ended March 31, 2002, as compared to the same period in the previous year. This increase can be attributed to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation.

         Advertising and marketing costs increased by $88,000 or 18.5% during the three months ended March 31, 2002, as compared to the same period in the previous year. This increase can be attributed to growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas served by the Corporation.

         Amortization of intangible assets, which consists primarily of core deposit intangibles and purchase accounting goodwill, decreased by $128,000 or almost 50% during the three months ended March 31, 2002, as compared to the same period in the previous year. The decrease was caused by the Corporation's adoption of SFAS 142 in January 2002 (refer to Note 6 of the Corporation's Consolidated Financial Statements, included herein under Part I, Item 1, "Financial Statements"). This development was partially offset by increased amortization of the core deposit intangible recorded in connection with the Corporation's acquisition of ACB in the fourth quarter of 2001.

         Other non-interest expense increased by $474,000 or over 35% during the three months ended March 31, 2002, as compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which were increased costs related to servicing of loans for the Federal National Mortgage Association ("FNMA") and the FHLB. Under the terms of the servicing agreements with these agencies, the Corporation is required to pay a full month's interest when certain loans are repaid, regardless of the actual date of the loan payoff. A declining interest rate environment and increased prepayment activity in the latter part of 2001 and 2002 resulted in increased payment of loan pay-off interest to FNMA and FHLB. Contributing to a lesser degree were increased costs related to the operation and disposition of foreclosed real estate.

         INCOME TAX EXPENSE Income tax expense for the three months ended March 31, 2002 and 2001, was $4.1 million and $3.2 million, respectively, or 34.8% and 35.5% of pretax income, respectively. The decline in the Corporation's effective income tax rate was due in part to the purchase of bank owned life insurance policies.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the three month periods ended March 31, 2002 and 2001. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under Part I, Item I, "Financial Statements", for a summary of the after-tax profit (loss) of each of the Corporation's profit centers.

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities were substantially the same in the first quarter of 2002 as they were in the first quarter of 2001. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. In the first three months of 2002, the Corporation's mortgage banking operation originated $257.5 million in single-family residential loans compared to $238.7 million in the same period of the previous year. As a result of this increase, revenues from loan origination activities improved relative to the same period in 2001. In addition, the profit center experienced an increase in the average gain on sales of mortgage loans, for reasons described elsewhere in this report. However, these improvements were offset by a substantial increase in amortization of MSRs. Beginning in 2001 and continuing into 2002, market interest rates for mortgage loans declined dramatically and have remained at historically low levels. As a result, amortization of MSRs has increased relative to the same period in the previous year. Refer to "Results of Operations--Non-Interest Income" for additional discussion.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio increased by $107,000 or 5.7% during the three month period ended March 31, 2002, compared to the same period in the previous year.

The increase in this profit center's earnings occurred despite a $169.8 million or 17.4% decline in the average assets assigned to the profit center. In 2001, the performance of this profit center was impacted by a significant increase in charge-offs of internally-capitalized origination costs assigned to the loans in the portfolio as a result of increased prepayment activity. Due to a decline in prepayment activity in the portfolio in 2002 relative to 2001, such charge-offs were $116,000 or 25% lower in the most recent quarter compared to the same period in the previous year.

                  Also contributing to the improvement in the performance of this profit center was an increase in its interest rate spread. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 177 basis points between the three month period in 2001 and the same period in 2002. In contrast, the yield on the profit center's single-family residential loans declined by only 91 basis points between the periods.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending increased by $1.3 million or over 125% during the three months ended March 31, 2002, compared to the same period in 2001. This improvement was principally the result of a significant increase in the profit center's interest rate spread in the most recent quarter, compared to the same period in the previous year. This profit center is primarily funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 177 basis points between the first quarter of 2002 and the same period in 2001. The yield on commercial real estate loans, however, declined by only 33 basis points between these same periods.

                  Also contributing to the increase in profits from commercial real estate lending was a $59.5 million or 11.9% increase in the average assets assigned to the profit center since the first quarter of last year. During the three months ended March 31, 2002, this profit center originated $18.7 million in commercial real estate loans. This compares to $24.9 million in the same period last year.

                  CONSUMER LENDING Profits from the Corporation's consumer lending activities increased by $444,000 or 57% during the three month period ended March 31, 2002, compared to the same period in the previous year. This increase was primarily attributable to a substantial increase in the profit center's interest rate spread in the most recent period, compared to the same timeframe in the previous year. Similar to commercial real estate loans, this profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 177 basis points between the first quarter of 2002 and the same quarter in 2001. The yield on consumer loans, however, declined by only 63 basis points between these same periods.

                  Also contributing to the increase in profits from consumer lending was a $14.8 million or 4.0% increase in the average assets assigned to the profit center since the first quarter of last year. During the three months ended March 31, 2002, this profit center originated $75.4 million in consumer loans. This compares to $56.1 million in the same period last year.

                  Finally, the performance of this profit center was negatively impacted by a $205,000 or over 100% increase in loan and real estate charge-off activity in the most recent quarter compared to the same quarter in 2001.

                  EDUCATION LENDING Profits from education lending increased by $86,000 or 12.9% during the first quarter of 2002 compared to the same period in 2001. This improvement was chiefly the result of a modest improvement in the profit center's interest rate spread. The average cost of the Corporation's money market accounts, which are the primary funding source for this profit center, declined by over 250 basis points during the most recent quarter compared to the same quarter in 2001. In contrast, the yield on education loans declined by 208 basis points.

                  During the three months ended March 31, 2002, the average assets assigned to this profit center amounted to $217.5 million, a $2.5 million or 1.1% increase over the same period last year. During the most recent quarter, this profit center originated $15.5 million in education loans. This compares to $14.4 million in the same quarter of 2001.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio increased by $163,000 or over 75% during the three months ended March 31, 2002, as compared to the same period in the previous year. This increase was primarily volume related, as the average assets assigned to the profit center increased by $277.3 million or over 110% in the most recent quarter compared to the same quarter in the previous year. In the near term, management of the Corporation expects the assets assigned to this profit center to remain relatively high as a result of the temporary investment of proceeds from mortgage loan sales, as well as cash flows from other earning assets. Management expects that the reinvestment of such proceeds will be limited to short-term investment securities. Such securities offer yields that are currently lower than the cost of the profit center's funding sources. Accordingly, such investments could have an adverse impact on the profit center's earnings in future periods. Management believes that building a certain amount of liquidity on the Corporation's balance sheet is a prudent strategy in the near term. Such liquidity will position the Corporation to take advantage of a rising interest rate environment in the future, although there can be no assurances.

                  The performance of this profit center in the most recent quarter was adversely impacted by a $166,000 loss on the sale of certain investment securities, as described elsewhere in this report.

                  OTHER SEGMENTS This segment consists of the parent holding company and certain of the Bank's wholly-owned subsidiaries. In addition, in 2002 this profit center contains the preliminary results of the Corporation's new line of business--commercial banking. The financial results of this profit center have not been reported separately in the first quarter of 2002 due to continuing efforts to design these products on the Corporation's systems, as well as efforts to complete the integration of the operations of ACB, as well as the three commercial banking offices the Corporation will acquire in Rochester, Minnesota.

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were $(98,000) in the first quarter of 2002 compared to $227,000 in the first quarter of 2001. The change between these periods was primarily due to mark-to-market adjustments on loans held for sale that were ignored in the Corporation's computation of the operating results for the mortgage banking profit center.

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

                  The net cost to acquire and maintain deposit liabilities was 1.27% and 1.34% of average deposit liabilities outstanding during the three months ended March 31, 2002 and 2001, respectively. The decrease in cost between these periods was principally the result of a significant increase in average deposit liabilities between the periods.


FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets declined by $107.0 million or 3.9% during the three months ended March 31, 2002. The decline in the Corporation's total assets was primarily the result of a $58.3 million or 3.1% decrease in loans held for investment, a $35.5 million decrease in investment securities, and a $26.3 million or over 45% decrease in loans held for sale. Proceeds from these declines were used to fund an $87.2 million or 4.3% decline in deposit liabilities, a $26.1 million or 5.6% decline in FHLB advances, and a $25.4 million or approximately 90% increase in FHLB stock.

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB, short-term money market accounts, and fed funds purchased, increased by $20.5 million from $98.2 million at December 31, 2001, to $118.7 million at March 31, 2002. The large amount of overnight investments at

March 31, 2002, was caused by the temporary investment of proceeds from loan sales. These investments will be used to pay down funding sources as they mature or will be reinvested in other interest-earning assets.

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

         INVESTMENT SECURITIES The Corporation's investment securities decreased from $35.5 million at December 31, 2001, to zero at March 31, 2002. In January 2002, the Corporation sold $35.5 million in callable securities issued by various agencies of the U.S. government. Despite an accounting loss of approximately $166,000 on the sale, the holding period return on these securities was comparable to a money market yield, which was the Corporation's expectation when it purchased the securities.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios decreased by $485,000 or less than 1.0% during the three months ended March 31, 2002. During the quarter, principal payments and premium amortization on the portfolio offset the purchase of $85.1 million in collateralized mortgage obligations.

         LOANS HELD FOR SALE The Corporation's loans held for sale decreased by $26.3 million or over 45% during the three months ended March 31, 2002. This decrease was due to a stable to slightly higher interest rate environment after December 31, 2001, that reduced consumer demand for fixed-rate mortgage loans. Such loans are classified as "held for sale" until the date of the sale, which typically occurs within 30 to 60 days of origination.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment declined by $58.3 million or 3.1% during the three months ended March 31, 2002. During 2001 and continuing into 2002, the interest rate environment had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined in the most recent period.

         FEDERAL HOME LOAN BANK STOCK The Corporation's FHLB stock increased $25.4 million or over 90% during the three months ended March 31, 2002. The Corporation purchased additional shares of FHLB stock as an alternative to investment in overnight deposits.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities decreased by $87.2 million or 4.3% during the three months ended March 31, 2002. A large portion of this decline occurred in the Corporation's certificates of deposit, a significant portion of which matured during the most recent quarter. During this period, the Corporation was less aggressive in the pricing of its certificate of deposit offerings because of a lack of loan demand and acceptable short-term investment alternatives.

         The Corporation's deposit liabilities were also impacted by a $55.4 million or over 50% decrease in custodial deposit accounts during the three months ended March 31, 2002. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts were at a high level at December 31, 2001, due to significant increases in loan prepayment activity.

         FHLB ADVANCES The Corporation's FHLB advances decreased by $26.1 million or 5.6% during the three months ended March 31, 2002. This decrease was funded by declines in earning assets, as previously described.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $7.9 million or 0.30% of total assets at March 31, 2002, compared to $8.5 million or 0.31% of total assets at December 31, 2001. The Corporation's allowance for loan and real estate losses was 131% and 120% of non-performing assets as of the same dates, respectively.

         In addition to non-performing assets, at March 31, 2002, management was closely monitoring $10.2 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $10.3 million in such assets at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain sufficient liquidity to ensure safe and sound operation. The Bank's objective is to maintain liquid assets (generally defined as cash and due from banks, interest-bearing deposits with banks, investment securities, and mortgage-backed and related securities) equal to at least 4% of its liquidity base (generally defined as short-term deposit liabilities and other borrowings). In addition, the Corporation has management policies in place to ensure that it maintains adequate short-term borrowing capacity with various lenders. At March 31, 2002, the Bank was in compliance with its management policies with respect to asset liquidity and borrowing capacity.

         The Corporation's stockholders' equity ratio as of March 31, 2002, was 7.43% of total assets. The Corporation's long-term objective is to maintain its stockholders' equity ratio at approximately 7.0%. The Corporation's tangible stockholders' equity ratio as of March 31, 2002, was 6.54%.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At March 31, 2002, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $2.4 million and $2.0 million during the three months ended March 31, 2002 and 2001, respectively. These amounts equated to dividend payout ratios of 31.6% and 34.3% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On April 17, 2002, the Corporation's Board of Directors declared a regular quarterly dividend of $0.13 per share payable on May 30, 2002, to shareholders of record on May 9, 2002.

         During the three month period ending March 31, 2002, the Corporation repurchased 211,384 shares under its 2000 stock repurchase plan (the "2000 Plan") at a cost of $3.4 million. In April 2002, the Corporation's Board of Directors extended the 2000 Plan for another twelve months and adopted another stock repurchase plan (the "2002 Plan") that authorizes the repurchase of up to 1,001,678 shares or approximately 5% of outstanding common stock. Both the 2000 and 2002 Plans have a twelve month term and authorize the Corporation to repurchase shares from time-to-time in open-market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the three month period ending March 31, 2002, the Corporation reissued 29,009 shares of common stock out of its inventory of treasury stock with a cost basis of approximately $461,000. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

OTHER MATTERS

         In April 2002, the Bank completed the acquisition of three bank offices in Rochester, Minnesota from another financial institution. The acquisition included approximately $128 million of deposits and $115 million of loans, as well as related premises and equipment. Although management has not completed the complex analyses necessary to record the acquisition, goodwill and intangible assets recorded in connection with this transaction are expected to be approximately $20.6 million. Goodwill will not be amortized, but will be subject to periodic impairment testing in accordance with SFAS 142. Other intangible assets, consisting of core deposit intangibles, will be amortized in accordance with SFAS 142.

         In March 2002, the Bank announced an agreement with another financial institution to purchase four supermarket banking offices in the Minnesota cities of Rochester, Albert Lea, Austin, and Mankato. All of the bank offices are located in supermarkets. The acquisition will include substantially all of the deposits and loans of the bank offices along with the net book value of related premises and equipment. Management expects the deposit and loan balances to be approximately $19.9 million and $1.7 million, respectively, and the net book value of premises and equipment to be approximately $246,000. These amounts are subject to change depending on customer transaction activity until the date of closing. The transaction is subject to approval by the Bank's regulators and currently is expected to close in the third quarter of 2002. The Bank will simultaneously convert all deposit and loan customers to its systems.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk" or "market risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "gaps"). Management has sought to control the Corporation's one- and three-year gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer, education, and commercial business loans which generally have shorter terms to maturity and/or floating rates of interest, and investing in commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in adjustable-rate and short- and medium-term fixed-rate CMOs and MBSs. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

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

         The Corporation is also required by the OTS to estimate the sensitivity of its net portfolio value of equity ("NPV") to immediate and sustained changes in interest rates and to measure such sensitivity on at least a quarterly basis. NPV is defined as the estimated net present value of an institution's existing assets, liabilities, and off-balance sheet instruments at a given level of market interest rates. In general, it is management's goal to limit estimated changes in the Corporation's NPV under specified interest rate scenarios such that the Corporation will continue to be classified by the OTS as an institution with minimal exposure to interest rate risk.

         As of March 31, 2002, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 2001.

PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

Refer to Note 4 of the Corporation's Consolidated Financial Statements.

ITEM 2--CHANGES IN SECURITIES

None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Corporation held its Annual Meeting of Shareholders on April 17, 2002. The following matters were voted upon at that meeting:

         1. The election of four nominees for the Board of Directors, who will serve for a three-year term, was voted upon by the Corporation's shareholders. The nominees, all of whom were elected, are set forth in the table below. The Inspector of Election certified the following vote tabulations:


         Nominee                   Votes For            Votes Withheld
         -------                   ---------            --------------
         John F. Leinfelder        17,157,409                 67,783
         David C. Mebane           17,139,225                 85,967
         Thomas W. Schini          15,984,609              1,240,583
         Edwin J. Zagzebski        17,148,358                 76,834

         2. Ratification of the appointment by the Board of Directors of Ernst and Young LLP as the Corporation's independent auditors for the year ending December 31, 2002:


         Votes For                 Votes Against             Abstain
         --------                  -------------             -------
         17,139,727                   29,559                  59,906


         3. Approval of the Corporation's 2002 Directors' Stock Option Plan:

         Votes For                   Votes Against           Abstain
         ---------                   -------------           -------
         15,717,183                    1,289,660             218,349

ITEM 5--OTHER INFORMATION

None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   FIRST FEDERAL CAPITAL CORP


/s/ Jack C. Rusch                                  May 13, 2002
Jack C. Rusch
President and Chief Executive Officer
(duly authorized officer)


/s/ Michael W. Dosland                             May 13, 2002
Michael W. Dosland
Senior Vice President and
Chief Financial Officer