Form 10-Q
period 2002-06-30
FIRST FEDERAL CAPITAL CORP
filed 2002-08-14
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended.....................................JUNE 30, 2002

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

Class: COMMON STOCK--$.10 PAR VALUE. Outstanding as of August 13, 2002:
19,727,503  (excludes 486,670 shares held as treasury stock).

                           FORM 10-Q TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION                                                                     Page

      Item 1--Financial Statements................................................................. 2

      Item 2--Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................... 13

      Item 3--Quantitative and Qualitative Disclosures about Market Risk.......................... 25

PART II--OTHER INFORMATION

      Item 1--Legal Proceedings................................................................... 26

      Item 2--Changes in Securities............................................................... 26

      Item 3--Defaults Upon Senior Securities..................................................... 26

      Item 4--Submission of Matters to Vote of Security Holders................................... 26

      Item 5--Other Information................................................................... 26

      Item 6--Exhibits and Reports on Form 8-K.................................................... 26


SIGNATURES........................................................................................ 27

CERTIFICATION..................................................................................... 28

                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2002, and December 31, 2001

                                                                                       JUNE 30         DECEMBER 31
                                                                                         2002             2001
ASSETS                                                                               (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

Cash and due from banks                                                                  $87,459,682      $70,756,705
Interest-bearing deposits with banks                                                     161,780,325       98,233,160
Investment securities available for sale, at fair value                                   -                35,461,500
Mortgage-backed and related securities:
  Available for sale, at fair value                                                      340,828,600      305,979,912
  Held for investment, at cost (fair value of $96,245,528 and $134,937,344,
    respectively)                                                                         94,551,725      134,010,248
Loans held for sale                                                                       21,775,743       56,109,442
Loans held for investment, net                                                         1,938,320,247    1,851,316,436
Federal Home Loan Bank stock                                                              54,117,500       28,063,300
Accrued interest receivable, net                                                          17,918,889       19,016,429
Office properties and equipment                                                           33,922,278       30,653,310
Mortgage servicing rights, net                                                            31,543,002       29,908,769
Intangible assets                                                                         44,526,384       24,946,280
Other assets                                                                              22,206,520       33,254,152
----------------------------------------------------------------------------------------------------------------------

  Total assets                                                                        $2,848,950,894   $2,717,709,643
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                   $2,161,185,075   $2,029,254,047
Federal Home Loan Bank advances                                                          441,015,000      467,415,000
Other borrowings                                                                          11,266,917           32,311
Advance payments by borrowers for taxes and insurance                                      7,937,541        1,640,142
Accrued interest payable                                                                   3,624,626        4,063,741
Other liabilities                                                                         26,363,793       22,906,699
----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                    2,651,392,953    2,525,311,940
----------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                     -                -
Common stock, $.10 par value, 100,000,000 shares authorized, 20,215,933 and
  20,200,829 shares issued and outstanding, respectively                                   2,021,593        2,020,083
Additional paid-in capital                                                                46,577,431       46,607,845
Retained earnings                                                                        151,829,842      141,717,089
Treasury stock, at cost (339,670 and 0 shares, respectively)                              (6,663,293)               -
Unearned restricted stock                                                                    (59,583)         (87,083)
Accumulated non-owner adjustments to equity, net                                           3,851,952        2,139,769
----------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                             197,557,941      192,397,703
----------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                          $2,848,950,894   $2,717,709,643
======================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 2002 and 2001

                                                                                     THREE MONTHS ENDED JUNE 30
                                                                                 -------------------------------------
                                                                                       2002               2001
                                                                                    (UNAUDITED)       (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

Interest on loans                                                                      $34,097,904        $35,740,975
Interest on mortgage-backed and related securities                                       5,706,702          6,005,028
Interest and dividends on investments                                                    1,207,952            851,252
----------------------------------------------------------------------------------------------------------------------
  Total interest income                                                                 41,012,558         42,597,255
----------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                         13,788,770         21,146,683
Interest on FHLB advances and other borrowings                                           5,705,962          5,873,821
----------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                                19,494,732         27,020,504
----------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                   21,517,826         15,576,751
Provision for loan losses                                                                  770,948            436,626
----------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                   20,746,878         15,140,125
----------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                                  7,448,335          6,362,560
Premiums and commissions                                                                   951,730            893,804
Loan servicing fees, net                                                                  (674,430)        (1,931,021)
Gain on sales of loans                                                                   4,339,195          5,264,641
Other income                                                                               912,476            892,086
----------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                             12,977,306         11,482,070
----------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                      12,977,965          9,706,024
Occupancy and equipment                                                                  2,654,393          2,477,359
Communications, postage, and office supplies                                             1,615,933          1,348,147
ATM and debit card transaction costs                                                     1,036,603            840,419
Advertising and marketing                                                                  933,916            650,479
Amortization of intangibles                                                                178,284            255,935
Other expenses                                                                           1,859,996          1,489,124
----------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                            21,257,090         16,767,488
----------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                            12,467,094          9,854,708
Income tax expense                                                                       4,278,197          3,487,348
----------------------------------------------------------------------------------------------------------------------

  Net income                                                                            $8,188,897         $6,367,359
----------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                   $0.40              $0.34
Basic earnings per share                                                                      0.41               0.35
Dividends paid per share                                                                      0.13               0.12
----------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2002 and 2001

                                                                                         SIX MONTHS ENDED JUNE 30
                                                                                   -----------------------------------
                                                                                          2002               2001
                                                                                       (UNAUDITED)       (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------

Interest on loans                                                                      $67,154,669        $71,621,461
Interest on mortgage-backed and related securities                                      11,122,000         12,607,268
Interest and dividends on investments                                                    2,168,632          1,589,260
----------------------------------------------------------------------------------------------------------------------
  Total interest income                                                                 80,445,301         85,817,989
----------------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                                         28,802,783         42,587,051
Interest on FHLB advances and all other borrowings                                      11,495,015         13,092,535
----------------------------------------------------------------------------------------------------------------------
  Total interest expense                                                                40,297,797         55,679,586
----------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                   40,147,504         30,138,403
Provision for loan losses                                                                1,418,349            830,899
----------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                   38,729,156         29,307,504
----------------------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                                 13,835,950         12,126,543
Premiums and commissions                                                                 2,023,351          1,640,869
Loan servicing fees, net                                                                  (591,984)        (1,382,917)
Gain on sales of loans                                                                   8,956,577          8,269,780
Loss on sales of investments                                                              (166,264)                 -
Other income                                                                             1,832,915          1,518,268
----------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                             25,890,545         22,172,543
----------------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                                      25,056,443         19,241,932
Occupancy and equipment                                                                  5,057,467          4,707,943
Communications, postage, and office supplies                                             3,010,066          2,572,741
ATM and debit card transaction costs                                                     1,877,212          1,580,742
Advertising and marketing                                                                1,498,085          1,126,698
Amortization of intangibles                                                                307,843            513,500
Other expenses                                                                           3,582,812          2,737,739
----------------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                                            40,389,930         32,481,296
----------------------------------------------------------------------------------------------------------------------
  Income before income taxes                                                            24,229,771         18,998,751
Income tax expense                                                                       8,373,381          6,734,639
----------------------------------------------------------------------------------------------------------------------

  Net income                                                                           $15,856,390        $12,264,112
----------------------------------------------------------------------------------------------------------------------


PER SHARE INFORMATION
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                                   $0.78              $0.66
Basic earnings per share                                                                      0.79               0.67
Dividends paid per share                                                                      0.25               0.23
----------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three months ended June 30, 2002 and 2001

                                        COMMON
                                     STOCK AND                                             ACCUMULATED
                                    ADDITIONAL                                  UNEARNED     NON-OWNER
                                       PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                              CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
---------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001          $36,534,227  $126,595,175  ($15,377,352)    ($128,333)   $4,114,027  $151,737,744
                                                                                                        ------------
Net income                                         6,367,359                                               6,367,359
Securities valuation adjustment,
  net of income taxes                                                                         (699,871)     (699,871)
                                                                                                        ------------
Net income and non-owner
  adjustments to equity                                                                                    5,667,488
                                                                                                        ------------
Dividends paid                                    (2,209,946)                                             (2,209,946)
Exercise of stock options                         (1,068,952)    1,191,129                                   122,177
Amortization of restricted stock                     191,350                      13,750                     205,100
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001           $36,534,227  $129,874,986  ($14,186,223)    ($114,583)   $3,414,156  $155,522,563
---------------------------------------------------------------------------------------------------------------------


UNAUDITED
---------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002          $48,599,024  $147,007,647   ($2,968,406)     ($73,333)   $1,290,691  $193,855,623
                                                                                                        ------------
Net income                                         8,188,897                                               8,188,897
Securities valuation adjustment,
  net of income taxes                                                                        2,561,261     2,561,261
                                                                                                        ------------
Net income and non-owner
  adjustments to equity                                                                                   10,750,158
                                                                                                        ------------
Dividends paid                                    (2,601,295)                                             (2,601,295)
Exercise of stock options                         (1,056,934)    1,542,113                                   485,179
Purchase of treasury stock                                      (5,237,000)                               (5,237,000)
Amortization of restricted stock                     291,528                      13,750                     305,278
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002           $48,599,024  $151,829,842   ($6,663,293)     ($59,583)   $3,851,952  $197,557,941
---------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2002 and 2001

                                        COMMON
                                     STOCK AND                                             ACCUMULATED
                                    ADDITIONAL                                  UNEARNED     NON-OWNER
                                       PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                              CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000       $36,534,227  $122,921,606  ($15,127,142)    ($142,083)   $2,362,887  $146,549,495
                                                                                                        ------------
Net income                                        12,264,112                                              12,264,112
Securities valuation adjustment,
  net of income taxes                                                                        1,051,269     1,051,269
                                                                                                        ------------
Net income and non-owner
  adjustments to equity                                                                                   13,315,381
                                                                                                        ------------
Dividends paid                                    (4,231,746)                                             (4,231,746)
Exercise of stock options                         (1,451,586)    1,600,294                                   148,708
Purchase of treasury stock                                        (659,375)                                 (659,375)
Amortization of restricted stock                     372,600                      27,500                     400,100
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001           $36,534,227  $129,874,986  ($14,186,223)    ($114,583)   $3,414,156  $155,522,563
---------------------------------------------------------------------------------------------------------------------


UNAUDITED
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001       $48,627,928  $141,717,089             -      ($87,083)   $2,139,769  $192,397,703
                                                                                                        ------------
Net income                                        15,856,390                                              15,856,390
Securities valuation adjustment,
  net of income taxes                                                                        1,604,111     1,604,111
Reclassification adjustment for
  loss on securities included in
  income, net of income taxes                                                                  108,072       108,072
                                                                                                        ------------
Net income and non-owner
  adjustments to equity                                                                                   17,568,573
                                                                                                        ------------
Dividends paid                                    (5,020,884)                                             (5,020,884)
Exercise of stock options              (28,904)   (1,231,053)    2,002,823                                   742,866
Purchase of treasury stock                                      (8,666,116)                               (8,666,116)
Amortization of restricted stock                     508,300                      27,500                     535,800
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002           $48,599,024  $151,829,842   ($6,663,293)     ($59,583)   $3,851,952  $197,557,941
---------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended June 30, 2002 and 2001

                                                                                        THREE MONTHS JUNE 30
                                                                               ------------------------------------
                                                                                      2002                2001
                                                                                   (UNAUDITED)         (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $8,188,897         $6,367,359
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                          732,975            449,244
    Net loan costs deferred                                                           (318,790)          (676,503)
    Amortization (including mortgage servicing rights)                               4,917,143          4,133,742
    Depreciation                                                                       795,193            618,285
    Gains on sales of loans and other investments                                   (4,339,195)        (5,264,641)
    Increase in accrued interest receivable                                            (27,611)        (1,085,625)
    Decrease in accrued interest payable                                              (159,887)        (1,473,519)
    Decrease in current and deferred income taxes                                   (1,297,888)        (1,201,153)
    Other accruals and prepaids, net                                                  (131,594)           750,098
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales             8,359,243          2,617,287
  Loans originated for sale                                                       (165,624,448)      (256,632,290)
  Sales of loans originated for sale or transferred from held for investment       202,362,599        304,494,967
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                               45,097,394         50,479,964
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  (Increase) decrease in interest-bearing deposits with banks                      (43,069,202)        55,527,367
  Purchases of mortgage-backed and related securities available for sale           (52,129,581)                 -
  Principal payments on mortgage-backed and related securities available for
    sale                                                                            44,817,732         54,293,761
  Principal payments on mortgage-backed and related securities held for
   investment                                                                       14,935,367          9,421,507
  Loans originated for investment                                                 (275,229,742)      (181,354,305)
  Loans purchased for investment                                                    (4,161,111)      (178,134,515)
  Loan principal repayments                                                        220,965,597        168,331,280
  Sales of education loans                                                                   -          1,384,322
  Sales of real estate                                                                 357,033            848,174
  Additions to office properties and equipment                                      (2,166,655)        (2,305,327)
  Purchases of mortgage servicing rights                                                     -           (879,875)
  Purchase of net assets of Rochester banking offices                               (7,914,840)                 -
  Other, net                                                                        (4,081,747)        (8,214,197)
------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                         (107,677,149)       (81,081,808)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                   90,906,816         29,975,658
  Repayment of long-term Federal Home Loan Bank advances                              (300,000)                 -
  Increase in short-term Federal Home Loan Bank borrowings                                   -         87,080,000
  Decrease in securities sold under agreements to repurchase                                 -       (100,000,000)
  Increase in federal funds purchased                                                        -         20,000,000
  Increase (decrease) in other borrowings                                            9,097,953         (1,901,872)
  Increase in advance payments by borrowers for taxes and insurance                  3,560,587          3,612,129
  Purchase of treasury stock                                                        (5,237,000)                 -
  Dividends paid                                                                    (2,601,295)        (2,209,946)
  Other, net                                                                         2,401,172         (3,106,286)
------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                       97,828,233         33,449,683
------------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                             35,248,478          2,847,839
Cash and due from banks at beginning of period                                      52,211,204         45,299,318
------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                       $87,459,682        $48,147,157
------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                         $40,984,947        $41,511,630
  Interest paid on deposits and borrowings                                          19,654,619         28,494,023
  Income taxes paid                                                                  6,189,300          4,688,500
  Income taxes refunded                                                                613,214                  -
  Transfer of loans from held for investment to held for sale                       27,491,626         22,740,791
------------------------------------------------------------------------------------------------------------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2002 and 2001

                                                                                       SIX MONTHS ENDED JUNE 30
                                                                               ---------------------------------------
                                                                                      2001                  2000
                                                                                   (UNAUDITED)           (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $15,856,390          $12,264,112
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                          1,382,198              811,508
    Net loan costs deferred                                                             (794,595)          (1,264,835)
    Amortization (including mortgage servicing rights)                                10,888,733            6,027,956
    Depreciation                                                                       1,553,028            1,270,503
    Gains on sales of loans and other investments                                     (8,790,313)          (8,269,780)
    Decrease (increase) in accrued interest receivable                                 1,542,972             (399,819)
    Decrease in accrued interest payable                                                (885,431)          (1,591,800)
    Increase in current and deferred income taxes                                      1,113,152            1,617,613
    Other accruals and prepaids, net                                                  (3,068,243)             976,945
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales              18,797,891           11,442,403
  Loans originated for sale                                                         (331,203,685)        (440,777,909)
  Sales of loans originated for sale or transferred from held for investment         423,130,072          518,067,951
----------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                                110,724,278           88,732,445
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                                   (63,547,165)          (7,853,708)
  Maturities of investment securities                                                          -              100,000
  Sales of investment securities                                                      35,098,150                    -
  Purchases of mortgage-backed and related securities available for sale            (137,185,310)                   -
  Principal payments on mortgage-backed and related securities available for sale    104,516,788           81,136,594
  Principal payments on mortgage-backed and related securities held for
   investment                                                                         39,056,912           14,675,539
  Loans originated for investment                                                   (475,051,665)        (337,768,604)
  Loans purchased for investment                                                      (4,161,111)        (178,134,515)
  Loan principal repayments                                                          449,111,592          293,172,168
  Sales of education loans                                                                     -            1,384,322
  Sales of real estate                                                                 1,410,633            1,435,233
  Additions to office properties and equipment                                        (3,917,091)          (3,592,535)
  Purchases of mortgage servicing rights                                                       -           (1,100,197)
  Purchase of net assets of Rochester banking offices                                 (7,914,840)                   -
  Other, net                                                                         (14,353,848)          (8,550,790)
----------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                            (76,936,955)        (145,096,493)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                      3,670,645          108,747,637
  Repayment of long-term Federal Home Loan Bank advances                             (13,900,000)          (9,000,000)
  (Decrease) increase in short-term Federal Home Loan Bank borrowings                (12,500,000)          76,535,000
  Decrease in securities sold under agreements to repurchase                                   -         (100,000,000)
  Increase (decrease) in other borrowings                                             11,234,606           (2,605,845)
  Increase in advance payments by borrowers for taxes and insurance                    6,268,110            7,216,825
  Purchase of treasury stock                                                          (8,666,116)            (659,375)
  Dividends paid                                                                      (5,020,884)          (4,231,746)
  Other, net                                                                           1,829,293            3,062,890
----------------------------------------------------------------------------------------------------------------------
    Net cash (used) provided by financing activities                                 (17,084,346)          79,065,386
----------------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                               16,702,977           22,701,338
Cash and due from banks at beginning of period                                        70,756,705           25,445,819
----------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                                         $87,459,682          $48,147,157
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                           $81,988,273          $85,418,170
  Interest paid on deposits and borrowings                                            41,183,228           57,271,386
  Income taxes paid                                                                    7,874,325            5,117,025
  Income taxes refunded                                                                  613,214                    -
  Transfer of loans from held for investment to held for sale                         56,614,039           86,005,230
----------------------------------------------------------------------------------------------------------------------

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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2002, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2002.

         Certain 2001 balances have been reclassified to conform to the 2002 presentation.

NOTE 3--EARNINGS PER SHARE

         Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three and six month periods ended June 30, 2002, and June 30, 2001, is as follows:

                                                                            THREE MONTHS ENDED JUNE 30
                                                             -------------------------------------------------------
                                                                         2002                       2001
                                                             --------------------------- ---------------------------
                                                                 DILUTED       BASIC         DILUTED       BASIC
--------------------------------------------------------------------------------------------------------------------
Net income                                                      $8,188,897   $8,188,897     $6,367,359   $6,367,359
--------------------------------------------------------------------------------------------------------------------
Average common shares, net of treasury shares                   20,002,367   20,002,367     18,401,003   18,401,003
Potential common shares issued under stock options (treasury
stock method)                                                      334,568            -        157,723            -
--------------------------------------------------------------------------------------------------------------------
  Average common shares and potential common shares             20,336,935   20,002,367     18,558,726   18,401,003
--------------------------------------------------------------------------------------------------------------------
Earnings per share                                                   $0.40        $0.41          $0.34        $0.35
--------------------------------------------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED JUNE 30
                                                             -------------------------------------------------------
                                                                         2002                       2001
                                                             --------------------------- ---------------------------
                                                                 DILUTED       BASIC         DILUTED       BASIC
--------------------------------------------------------------------------------------------------------------------
Net income                                                     $15,856,390  $15,856,390    $12,264,112  $12,264,112
--------------------------------------------------------------------------------------------------------------------
Average common shares, net of treasury shares                   20,057,325   20,057,325     18,380,372   18,380,372
Potential common shares issued under stock options (treasury
stock method)                                                      280,716            -        163,638            -
--------------------------------------------------------------------------------------------------------------------
  Average common shares and potential common shares             20,338,041   20,057,325     18,544,010   18,380,372
--------------------------------------------------------------------------------------------------------------------
Earnings per share                                                   $0.78        $0.79          $0.66        $0.67
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

         In October 2001, the Corporation completed the acquisition of American Community Bankshares, Inc. ("ACB"). In addition, in April 2002 the Corporation completed the acquisition of three bank offices in Rochester, Minnesota, from another financial institution. These purchases included the customer loans and deposits at those branches. In addition to offering products and services similar to the Corporation's existing product lines, these institutions also deliver commercial loan and deposit products and services to business customers. This represents a new line of business for the Corporation and a new reportable segment. The financial results of this new line of business have not been separately reported in 2002 due to continuing efforts to design these products on the Corporation's systems, as well as efforts to complete the integration of the operations of ACB and the three Rochester branches.

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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following table summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three and six month periods ended June 30, 2002 and 2001. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.34% and 1.22% of average deposit liabilities outstanding during the three months ended June 30, 2002 and 2001, respectively. The net cost for the six month periods ending as of the same dates was 1.28% and 1.28%, respectively.

                                                                        THREE MONTHS ENDED JUNE 30
                                                      --------------------------------------------------------------
                                                                    2002                           2001
                                                      -------------------------------  -----------------------------
PROFIT CENTER                                           PROFIT (LOSS)  AVERAGE ASSETS  PROFIT (LOSS)  AVERAGE ASSETS
--------------------------------------------------------------------------------------------------------------------
Mortgage banking                                          $1,056,394     $70,337,581       $80,734      $83,194,706
Residential loans                                          1,952,763     780,744,238     1,645,883      940,907,622
Commercial real estate lending                             2,489,898     576,069,674     1,122,752      510,914,349
Consumer lending                                           1,676,897     464,432,718       990,489      377,833,592
Education lending                                            718,785     211,792,056       931,651      212,056,647
Investment and mortgage-related securities                   665,356     587,049,817       188,402      248,687,033
Other segments                                              (129,209)     53,959,636       (99,741)         632,900
-------------------------------------------------------------------------------------------------------------------
  Subtotal                                                 8,430,884   2,744,385,720     4,860,170    2,374,226,849
Non-GAAP adjustments                                        (241,987)     (9,306,247)    1,507,189       (4,076,194)
-------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                         $8,188,897  $2,735,079,473    $6,367,359   $2,370,150,655
-------------------------------------------------------------------------------------------------------------------

                                                                          SIX MONTHS ENDED JUNE 30
                                                      ---------------------------------------------------------------
                                                                     2002                            2001
                                                      -------------------------------  ------------------------------
PROFIT CENTER                                          PROFIT (LOSS)   AVERAGE ASSETS    PROFIT (LOSS) AVERAGE ASSETS
---------------------------------------------------------------------------------------------------------------------
Mortgage banking                                          $2,272,933     $75,920,382      $1,313,847     $81,655,104
Residential loans                                          3,922,823     792,069,569       3,509,144     957,049,370
Commercial real estate lending                             4,764,919     568,511,862       2,123,720     506,180,362
Consumer lending                                           2,900,550     423,189,166       1,770,528     372,499,615
Education lending                                          1,473,213     214,662,111       1,599,726     213,569,250
Investment and mortgage-related securities                 1,044,756     555,209,438         404,504     247,387,812
Other segments                                              (183,109)     47,626,451        (192,010)        651,771
--------------------------------------------------------------------------------------------------------------------
  Subtotal                                                16,196,085   2,677,188,977      10,529,459   2,378,993,282
Non-GAAP adjustments                                        (339,695)     (8,653,586)      1,734,653      (5,392,824)
--------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                        $15,856,390  $2,668,535,391     $12,264,112  $2,373,600,458
--------------------------------------------------------------------------------------------------------------------


NOTE 6--INTANGIBLE ASSETS

         In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new statements. Other identifiable intangible assets continue to be amortized over their useful lives, which include core deposit intangibles. The Corporation adopted SFAS 142 in January 2002. If SFAS 142 had been in effect during the three and six months ended June 30, 2001, the Corporation's net income in such periods would have been higher by approximately $165,000 and $331,000, respectively, or $0.01 and $0.02 per diluted share, respectively.

         The following table provides a summary of the Corporation's intangible assets at the dates indicated:

                                                                                        JUNE 30        DECEMBER 31
                                                                                          2002            2001
-------------------------------------------------------------------------------------------------------------------
Goodwill:
   Deductible for tax purposes                                                         $24,088,179      $6,276,631
   Not deductible for tax purposes                                                      15,607,127      15,607,127
Core deposit intangibles:
   Deductible for tax purposes                                                             200,535       2,045,691
   Not deductible for tax purposes                                                       3,674,742               -
Other intangibles, deductible for tax purposes                                             955,801       1,016,831
-------------------------------------------------------------------------------------------------------------------
      Total                                                                            $44,526,384     $24,946,280
-------------------------------------------------------------------------------------------------------------------

         Management has evaluated the Corporation's intangible assets in accordance with SFAS 142 and has determined that such assets are not impaired at this time.

         ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

         This report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include words and phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "is estimated", "is projected", "intends to", or similar expressions. Forward-looking statements are based on management's current expectations. Examples of factors which could cause future results to differ from management's expectations include, but are not limited to, the following: general economic and competitive conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; general market rates of interest; interest rates on competing investments; interest rates on funding sources; consumer and business demand for deposit and loan products and services; consumer and business demand for other financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation's loan and investment portfolios. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results may differ materially from management's current expectations. Furthermore, management of the Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


RESULTS OF OPERATIONS

         QUARTER OVERVIEW The Corporation's net income for the three months ended June 30, 2002, was $8.2 million or $0.40 per diluted share compared to $6.4 million or $0.34 in the same period last year. These amounts represented a return on average assets of 1.20% and 1.07%, respectively, and a return on average equity of 16.63% and 16.26%, respectively.

         The increase in net income from 2001 to 2002 was primarily attributable to a $5.9 million increase in net interest income, a $1.3 million increase in loan servicing fees, and a $1.1 million increase in retail banking fees. These developments were partially offset by a $4.5 million increase in non-interest expense and a $925,000 decrease in gain on sales of loans. Also contributing was a $791,000 increase in income tax expense, due to higher pre-tax earnings.

         SIX MONTH OVERVIEW The Corporation's net income for the six months ended June 30, 2002, was $15.9 million or $0.78 per diluted share compared to $12.3 million and $0.66 in the same period last year. These amounts represented a return on average assets of 1.19% and 1.03%, respectively, and a return on average equity of 16.20% and 15.95%, respectively.

         The increase in net income from 2001 to 2002 was primarily attributable to a $10.0 million increase in net interest income, a $1.7 million increase in retail banking fees, a $791,000 increase in loan servicing fees, and a $687,000 increase in gain on sales of loans. These developments were offset in part by a $7.9 million increase in total non-interest expense and a $587,000 increase in provision for loan losses. Also contributing was a $1.6 million increase in income tax expense, due to higher pre-tax earnings.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and six month periods ended June 30, 2002 and 2001.

         NET INTEREST INCOME Net interest income increased by $5.9 million or nearly 40% and by $10.0 million or nearly 35% during the three and six month periods ended June 30, 2002, respectively, as compared to the same periods in the previous year. Net interest income was favorably impacted in both periods by an increase in the Corporation's interest rate spread, which improved from 2.18% during the three month period ended June 30, 2001, to 3.00% during the same period in 2002, and from 2.12% during the six month period ended June 30, 2001, to 2.83% during the same period in 2002. Market interest rates declined dramatically in 2001 and into 2002, and have remained at historically low levels. During the three and six month periods ended June 30, 2002, 19% and 55%, of the Corporation's time deposits matured, respectively, which resulted in a larger decline in the cost of the Corporation's funding sources than the decline in the yield on its earning assets. However, management does not expect this trend to continue in the third quarter, as deposits that are maturing in that period are expected to reprice at substantially the same rate. Improvement in the Corporation's interest rate spread in the third quarter, if any, will most likely come from a shift in the Corporation's asset mix from lower-yielding assets, such as overnight and short-term investments, into longer-term, higher-yielding assets, such as purchased adjustable-rate mortgage loans and collateralized mortgage obligations ("CMOs"). However, there can be no assurances.

         Also contributing to the improvement in the Corporation's net interest income during both periods was an increase in average interest-earning assets outstanding. Such assets increased by $298.9 million or 13.4% during the three months ended June 30, 2002, and by $236.5 million or 10.5% during the six months ended June 30, 2002, as compared to the same periods in 2001. The principal source of this growth occurred in the Corporation's overnight investments, mortgage-related securities, commercial real estate loan, consumer loan, and commercial business loan portfolios. Asset growth in both periods was funded by a combination of increases in deposit liabilities, Federal Home Loan Bank ("FHLB") advances, and stockholders' equity.

         Net interest income in both periods also benefited from an increase in average non-interest-bearing deposit liabilities, which was the principal reason the Corporation's ratio of average interest-earning assets to interest-bearing liabilities improved during both the three and six month periods ended June 30, 2002. Contributing to a lesser degree was a $40.3 million or over 25% increase in average stockholders' equity during the three month period ended June 30, 2002, and a $42.0 million or over 25% increase in average stockholders' equity during the six month period ended June 30, 2002. The increase in non-interest-bearing deposits was due in part to an increase in non-interest-bearing deposits acquired in the ACB and Rochester acquisitions (refer to "Other Matters" for additional discussion). The increase in average stockholders' equity was principally caused by the issuance of stock in connection with the Corporation's acquisition of ACB in the fourth quarter of 2001.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and six month periods ended June 30, 2002 and 2001.

                                                    THREE MONTHS ENDED JUNE 30,          THREE MONTHS ENDED JUNE 30,
                                                               2002                                 2001
--------------------------------------------------------------------------------------------------------------------
                                                     AVERAGE             YIELD/          AVERAGE              YIELD/
                                                     BALANCE  INTEREST    COST           BALANCE  INTEREST     COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans                      $695,574  $11,504     6.62%          $780,515  $14,298     7.33%
  Commercial real estate loans                       540,588   10,390     7.69            484,889    9,729     8.03
  Consumer loans                                     431,325    8,447     7.83            354,608    7,678     8.66
  Education loans                                    202,206    3,005     5.94            201,806    4,036     8.00
  Commercial business loans                           48,388      752     6.22                 11        -        -
--------------------------------------------------------------------------------------------------------------------
    Total loans                                    1,918,081   34,098     7.11          1,821,829   35,741     7.85
Mortgage-backed and related securities               435,533    5,707     5.24            348,853    6,005     6.89
Investment securities                                      -        -        -                728        9     4.69
Interest-bearing deposits with banks                 127,966      548     1.71             38,701      421     4.35
Other earning assets                                  53,457      660     4.94             26,000      421     6.48
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                  2,535,038   41,013     6.47          2,236,111   42,597     7.62
Non-interest-earning assets:
  Office properties and equipment                     32,336                               27,920
  Other assets                                       167,705                              106,120
--------------------------------------------------------------------------------------------------------------------
    Total assets                                  $2,735,079                           $2,370,151
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts                          $165,754     $412     0.99%          $113,161     $419     1.48%
  Checking accounts                                  111,108      289     1.04             76,276      153     0.80
  Money market accounts                              235,728      810     1.37            164,814    1,538     3.73
  Certificates of deposit                          1,283,412   12,278     3.83          1,212,110   19,037     6.28
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                1,796,002   13,789     3.07          1,566,361   21,147     5.40
FHLB advances                                        441,135    5,677     5.15            368,038    5,174     5.62
Other borrowings                                      11,369       29     1.02             54,117      700     5.17
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities             2,248,505   19,495     3.47          1,988,516   27,021     5.44
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                      262,556                              198,044
  Other liabilities                                   27,043                               26,927
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                              2,538,105                            2,213,487
Stockholders' equity                                 196,974                              156,664
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity    $2,735,079                           $2,370,151
--------------------------------------------------------------------------------------------------------------------
Net interest income                                           $21,518                              $15,577
--------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                      3.00%                                2.18%
--------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of average
  earning assets                                                          3.40%                                2.79%
--------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to average
  interest-bearing liabilities                                          112.74%                              112.45%
--------------------------------------------------------------------------------------------------------------------

                                                  SIX MONTHS ENDED JUNE 30, 2002       SIX MONTHS ENDED JUNE 30, 2001
                                               -----------------------------------------------------------------------
                                                     AVERAGE            YIELD/            AVERAGE            YIELD/
                                                     BALANCE INTEREST     COST            BALANCE INTEREST     COST
----------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans                      $710,146  $23,497     6.62%          $781,315  $29,021     7.43%
  Commercial real estate loans                       535,441   20,689     7.73            480,658   19,378     8.06
  Consumer loans                                     394,077   15,567     7.90            349,841   15,105     8.64
  Education loans                                    204,957    6,058     5.91            203,355    8,116     7.98
  Commercial business loans                           43,057    1,343     6.24                 23        1     8.70
--------------------------------------------------------------------------------------------------------------------
    Total loans                                    1,887,679   67,155     7.12          1,815,192   71,621     7.89
Mortgage-backed and related securities               425,804   11,122     5.22            372,078   12,607     6.78
Investment securities                                  5,730       92     3.14                738       17     4.74
Interest-bearing deposits with banks                 118,566    1,022     1.72             30,083      709     4.71
Other earning assets                                  42,564    1,054     4.96             25,781      863     6.69
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets                  2,480,342   80,445     6.49          2,243,872   85,818     7.65
Non-interest-earning assets:
  Office properties and equipment                     31,719                               27,546
  Other assets                                       156,474                              102,182
--------------------------------------------------------------------------------------------------------------------
    Total assets                                  $2,668,535                           $2,373,600
--------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Regular savings accounts                          $155,772     $770     0.99%          $108,625     $801     1.47%
  Checking accounts                                  103,770      419     0.81             75,323      305     0.81
  Money market accounts                              225,807    1,691     1.50            160,055    3,147     3.93
  Certificates of deposit                          1,258,175   25,922     4.12          1,213,561   38,334     6.32
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits                1,743,524   28,803     3.30          1,557,564   42,587     5.47
FHLB advances                                        450,598   11,444     5.08            368,966   10,550     5.72
Other borrowings                                       8,600       51     1.19             86,113    2,542     5.90
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities             2,202,722   40,298     3.66          2,012,643   55,680     5.53
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                      242,558                              181,668
  Other liabilities                                   27,478                               25,475
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                              2,472,758                            2,219,787
Stockholders' equity                                 195,776                              153,814
--------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity    $2,668,535                           $2,373,600
--------------------------------------------------------------------------------------------------------------------
Net interest income                                           $40,148                              $30,138
--------------------------------------------------------------------------------------------------------------------
Interest rate spread                                                      2.83%                                2.12%
--------------------------------------------------------------------------------------------------------------------
Net interest income as a percent of average
  earning assets                                                          3.24%                                2.69%
--------------------------------------------------------------------------------------------------------------------
Average interest-earning assets to average
  interest-bearing liabilities                                          112.60%                              111.49%
--------------------------------------------------------------------------------------------------------------------

         PROVISION FOR LOAN LOSSES Provision for loan losses was $771,000 and $437,000 during the three months ended June 30, 2002 and 2001, respectively. It was $1.4 million and $831,000 during the six month periods ended as of the same dates, respectively. In the most recent quarter, the Corporation recorded approximately $384,000 in provision for loan losses over-and-above its actual net charge-off activity, and $603,000 for the six month period. These additional provisions were recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management. These additions were considered prudent in light of anticipated growth in the Corporation's loans held for investment, an increased mix of higher-risk commercial real estate, commercial business, and consumer loans, and current levels of non-performing and classified assets. On an annualized basis, net charge-offs were 0.08% and 0.09% of average loans outstanding during the three and six month periods in 2002, respectively. These amounts compared to 0.06% and 0.05% during the same periods in 2001.

         As of June 30, 2002, and December 31, 2001, the Corporation's allowance for loan losses was $10.6 million and $10.0 million, respectively, or 0.55% and 0.54% of loans held for investment, respectively. The allowance for loan and real estate losses was 125% and 120% of non-performing assets as of the same dates. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended June 30, 2002 and 2001, was $13.0 million and $11.5 million, respectively. These amounts represented 38% and 42% of the Corporation's total revenue during such periods. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2001 to 2002.

         Retail banking fees and service charges increased by $1.1 million or 17.1% during the three months ended June 30, 2002, as compared to the same period in the previous year. Most of this improvement can be attributed to growth in overdraft and other service fees caused by an increase in the number of checking accounts serviced by the Corporation. Also contributing was a $260,000 or nearly 30% increase in fees from customers' use of debit cards, as well as a $248,000 or 23.1% increase in fees from customers' use of ATMs.

         Premiums and commissions on annuity and insurance sales increased by $58,000 or 6.5% during the three months ended June 30, 2002, as compared to the same period in the previous year. The Corporation's principal sources of premium and commission revenues are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, mortgage loan insurance policies, and brokerage services. The increase was principally the result of an increase in commissions from brokerage services.

         Loan servicing fees increased by $1.3 million from $(1.9) million during the three months ended June 30, 2001, to $(674,000) during the same period in 2002. This development was caused principally by a declining interest rate environment in 2001, which led to higher loan prepayment activity that resulted in the recognition of higher levels of amortization, as well as unfavorable mark-to-market adjustments in the Corporation's mortgage servicing rights ("MSRs"). As of June 30, 2002, the Corporation's valuation allowance for mark-to-market adjustments against its MSRs was ($750,000).

         Excluding amortization of MSRs, as well as changes in the allowance for losses on MSRs, gross loan servicing fees increased by $375,000 or 18.2% during the three months ended June 30, 2002, as compared to the same period in the previous year. This increase can be attributed to a $538.4 million or almost 25% increase in the average outstanding balance of loans serviced for others during the three month period ended June 30, 2002, as compared to the same period in the previous year. Contributing to the growth in loans serviced for others was an interest rate environment in 2001 and 2002 that caused borrowers to favor fixed-rate loans, which the Corporation generally sells in the secondary market. The Corporation retains the servicing of these loans.

         In recent weeks, market interest rates have declined. If this trend continues, the Corporation will most likely be required to record higher levels of amortization on its MSRs as a result of higher levels of loan prepayment activity. Such amortization, however, will most likely be offset by higher levels of gains on sales of mortgage loans, although there can be no assurances. It should be noted, however, that declines in market interest rates may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of MSRs--primarily because of increases in market expectations for future prepayments. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market.

         Gains on sales of loans decreased by $925,000 or 17.6% from $5.3 million during the three months ended June 30, 2001, to $4.3 million during the same period in 2002. This decrease was primarily the result of two offsetting developments: (1) a $102.1 million or almost 35% decrease in the Corporation's mortgage loan sales, and (2) a higher average gain on sales during the three months ended June 30, 2002, as compared to the same period in the previous year. The decline in mortgage loan sales was due to a rapidly declining interest rate environment in 2001 that resulted in a significant level of fixed-rate mortgage loan production in that period. The increase in the average gain was caused by a wider spread between mortgage rates offered to borrowers by the Corporation and the yields demanded in the secondary market. Also contributing to the increase in the size of the average gain was a higher valuation for the MSR portion of the gains, due to lower prepayment expectations.

         In recent weeks, market interest rates have declined. This situation will more than likely result in increased originations of fixed-rate mortgage loans in the third quarter, as well as increased conversions of adjustable-rate loans into fixed-rate loans, both of which are generally sold in the secondary market. Such activity is expected to result in higher levels of gains on sales of mortgage loans in the third quarter, although there can be no assurances.

         Non-interest income for the six months ended June 30, 2002 and 2001 was $25.9 million and $22.2 million, respectively. These amounts represented 39% and 42% of total revenues during such periods. Most of the increase in 2002 was the result of a $1.7 million increase in retail banking fees and service charges to $13.8 million in 2002 from $12.1 million in 2001. Also contributing was a $791,000 or over 55% increase in loan servicing fees and a $687,000 or 8.3% increase in gain on sales of loans. The explanations for these changes are substantially the same as those given in previous paragraphs

         NON-INTEREST EXPENSE Non-interest expense for the three months ended June 30, 2002 and 2001, was $21.3 million and $16.8 million, respectively, which was 3.11% and 2.83% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2001 to 2002.

         Compensation and employee benefits increased by $3.3 million or over 30% during the three months ended June 30, 2002, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to growth in the number of banking facilities operated by the Corporation. Since June 30, 2001, the Corporation has opened twelve banking facilities and closed two. In October 2001, the Corporation obtained two banking facilities as a result of its acquisition of ACB. In April 2002, the Corporation completed the purchase of three banking facilities from another financial institution in Rochester, Minnesota. In addition, the Corporation will complete the acquisition of four supermarket banking facilities from another financial institution in various cities in Minnesota in September 2002 (refer to "Other Matters" for further discussion). Finally, the Corporation intends to open three to five more supermarket banking facilities during the rest of the year, although there can be no assurances. As of June 30, 2002, the Corporation had 1,171 full-time equivalent employees. This compares to 1,033 and 952 as of December 31, 2001, and June 30, 2001, respectively.

         Occupancy and equipment expense increased by $177,000 or 7.1% and communications, postage, and office supplies expense increased by $268,000 or 19.9% during the three months ended June 30, 2002, compared to the same period in the previous year. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $196,000 or 23.3% during the three months ended June 30, 2002, as compared to the same period in the previous year. This increase can be attributed to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation.

         Advertising and marketing costs increased by $283,000 or more than 40% during the three months ended June 30, 2002, as compared to the same period in the previous year. This increase can be attributed to growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas served by the Corporation.

         Amortization of intangible assets, which consists primarily of core deposit intangibles and purchase accounting goodwill, decreased by $78,000 or over 30% during the three months ended June 30, 2002, as compared to the same period in the previous year. The decrease was caused by the Corporation's adoption of SFAS 142 in January 2002 (refer to Note 6 of the Corporation's Consolidated Financial Statements, included herein under Part I, Item 1, "Financial Statements"). This development was partially offset by increased amortization of the core deposit intangibles recorded in connection with the Corporation's ACB and Rochester acquisitions in the fourth quarter of 2001 and the second quarter of 2002, respectively.

         Other non-interest expense increased by $374,000 or nearly 25% during the three months ended June 30, 2002, as compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which were increased merger-related costs associated with the ACB and Rochester transactions. Contributing to a lesser degree were increased costs related to the operation and disposition of foreclosed real estate.

         Non-interest expense for the six months ended June 30, 2002 and 2001, was $40.4 million and $32.5 million, respectively, which was 3.03% and 2.74% of average assets during such periods, respectively. This increase was primarily the result of a $5.8 million or approximately 30% increase in compensation and employee benefits. Also contributing was a $845,000 or more than 30% increase in other non-interest expense, a $437,000 or 17.0% increase in communications, postage, and office supplies, a $371,000 or over 30% increase in advertising and marketing, and a $350,000 or 7.4% increase in occupancy and equipment expense. Contributing to a lesser degree was a $296,000 or 18.8% increase in ATM and debit card transaction costs. The explanations for these changes are substantially the same as those given in previous paragraphs for the three month periods.

         INCOME TAX EXPENSE Income tax expense for the three months ended June 30, 2002 and 2001, was $4.3 million and $3.5 million, respectively, or 34.3% and 35.4% of pretax income, respectively. Income tax expense for the six months ended June 30, 2002 and 2001, was $8.4 million and $6.7 million, respectively, or 34.6% and 35.4% of pretax income, respectively. The decline in the Corporation's effective income tax rate was due in part to the purchase of bank owned life insurance policies.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the three and six month periods ended June 30, 2002 and 2001. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under Part I, Item I, "Financial Statements", for a summary of the after-tax profit (loss) of each of the Corporation's profit centers.

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities were $1.1 million in the second quarter of 2002 compared to only $81,000 in the same period last year. Year-to-date, profits were up $956,000 or 73% compared to 2001. Loan origination volumes and loan servicing fees are the principal drivers of performance in this profit center. In the first six months of 2002, the Corporation's mortgage banking operation originated $563.3 million in single-family residential loans compared to $583.4 million in the same period of the previous year. In 2001, a higher proportion of the Corporation's loan originations were the result of an increase in refinance activity. In such environments, a substantial portion of the internal revenue allocated to the mortgage banking profit center for loan originations is offset by an increase in internal charges for lost servicing value. This methodology for measuring results in the mortgage banking profit center recognizes that during periods of high refinance activity the Corporation incurs significant costs related to the preservation of existing mortgage customer relationships, rather than the creation of new customer relationships. As a result, periods of high refinance activity generally result in lower earnings in the mortgage banking profit center, despite a higher level of loan origination volumes. Refer to "Non-GAAP Adjustments", below, for additional discussion. Also contributing to the increase in mortgage banking profits in the 2002 was an increase in the average gain on sales of mortgage loans, as described elsewhere in this report.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio increased by $307,000 or 18.6% and $414,000 or 11.8% during the three and six month periods ended June 30, 2002, respectively, compared to the same periods in the previous year. The improvement in this profit center's earnings occurred despite a $165.0 million or 17.2% decline in the average assets assigned to the profit center in 2002. In 2001, the performance of this profit center was impacted by a significant increase in charge-offs of internally-capitalized origination costs assigned to the loans in the portfolio. This development was the result of increased prepayment activity in 2001 due to a rapidly declining interest rate environment. Due to a decline in prepayment activity in the portfolio in 2002 relative to 2001, charge-offs of internally-capitalized origination costs were $520,000 or 36% lower in 2002 than they were in 2001.

                  Also contributing to the improvement in the performance of this profit center was an increase in its interest rate spread. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The

Corporation's average cost of interest-bearing liabilities declined by 187 basis points between the six month period in 2001 and the same period in 2002. In contrast, the yield on the profit center's single-family residential loans declined by only 81 basis points between the periods.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending increased by $1.4 million or over 120% and by $2.6 million or almost 125% during the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. These improvements were principally the result of a significant increase in the profit center's interest rate spread in 2002 compared to 2001. This profit center is primarily funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 187 basis points between 2002 and 2001. The yield on commercial real estate loans, however, declined by only 33 basis points between these years.

                  Also contributing to the increase in profits from commercial real estate lending was a $62.3 million or 12.3% increase in the average assets assigned to the profit center in 2002 compared to the previous year. During the six months ended June 30, 2002, this profit center originated $53.4 million in commercial real estate loans compared to $65.6 million in the same period last year. Also contributing to growth in this profit center were the commercial real estate loans obtained in the ACB and Rochester banking office acquisitions.

                  CONSUMER LENDING Profits from the Corporation's consumer lending activities increased by $686,000 or almost 70% and $1.1 million or 64% during the three and six month periods ended June 30, 2002, respectively, as compared to the same periods in the previous year. This increase was primarily attributable to a substantial increase in the profit center's interest rate spread in the most recent year, compared to the same timeframe in 2001. Similar to commercial real estate loans, this profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 187 basis points between the first six months of 2002 and the same period in the previous year. The yield on consumer loans, however, declined by only 74 basis points between these same periods.

                  Also contributing to the increase in profits from consumer lending was a $50.7 million or 13.6% increase in the average assets assigned to the profit center since last year. During the six months ended June 30, 2002, this profit center originated $199.1 million in consumer loans compared to $132.7 million in the same period last year. Also contributing to growth in this profit center were the consumer loans obtained in the ACB and Rochester banking office acquisitions.

                  Finally, the performance of this profit center was adversely impacted by a $387,000 or almost 95% increase in loan and real estate charge-off activity in the most recent year compared to 2001.

                  EDUCATION LENDING Profits from education lending declined by $213,000 or 22.8% and $127,000 or 7.9% during the three and six month periods ended June 30, 2002, respectively, as compared to the same periods in the previous year. These declines were due in part to a modest decrease in the profit center's interest rate spread in 2002 compared to 2001. During 2002, the average yield on education loans has declined more than the average cost of the funding sources for the profit center, which consist primarily of money market demand accounts. Also contributing to the decline in earnings in this profit center was a $66,000 increase in marketing expenditures between 2002 and 2001, as well as the fact that last year's profits included a $50,000 gain on the sale of $1.4 million in education loans.

                  During the six months ended June 30, 2002, the average assets assigned to this profit center were $214.7 million, a $1.1 million or 0.5% increase over the same period last year. Year-to-date, this profit center has originated $17.7 million in loans in 2002 compared to $16.5 million in 2001.

                  The earnings of the education lending profit center are expected to decline further in the third quarter of 2002. Education loans carry a floating rate of interest based on various three-month market indices. This rate, however, is subject to a floor that is reset in July of each year. The sharp decline in market rates since last year will result in a much lower floor rate on these loans beginning in the third quarter. As such, management expects the yield on education loans to decline by 150 to 200 basis points in the third quarter.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio increased to $665,000 in the second quarter of 2002 compared to only $188,000 in the same quarter in 2002. On a year-to-date basis, profits were $1.0 million in 2002 compared to $404,000 in 2001. These improvements were primarily volume related, as the average assets assigned to the profit center increased by $307.8 million or almost 125% in the most recent year compared to the previous year. The performance of this profit center in 2002 was adversely impacted by a $166,000 loss on the sale of certain investment securities, as described elsewhere in this report.

                  OTHER SEGMENTS This profit center consists of the parent holding company and certain of the Bank's wholly-owned subsidiaries. In addition, in 2002 this profit center contains the preliminary results of the Corporation's new line of business--commercial banking. The financial results of this profit center have not been reported separately in 2002 due to continuing efforts to design these products on the Corporation's systems, as well as efforts to complete the integration of the operations of ACB and the three commercial banking offices the Corporation acquired in Rochester, Minnesota.

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were $(242,000) in the second quarter of 2002 compared to $1.5 million in the second quarter of the previous year. Year-to-date, these adjustments were $(340,000) in 2002 and were $1.7 million in 2002. The changes between these periods were due primarily to the fact that in 2001 a substantial portion of the efforts in the mortgage banking profit center were devoted to the refinance of existing loans rather than the origination of new loans. As such, the Corporation recorded significantly higher levels of internal charge-offs related to its mortgage servicing operations. In addition, the residential loan profit center experienced a substantially higher level of charge-offs related to internally-capitalized origination costs.

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

                  The net cost to acquire and maintain deposit liabilities was 1.40% and 1.22% of average deposit liabilities outstanding during the three months ended June 30, 2002 and 2001, respectively. On a year-to-date basis, the net cost was 1.34% and 1.28%, respectively. The increase in net cost between these periods was the result of a larger increase in the Corporation's net costs of operating its branch network than its average deposit liabilities. As discussed elsewhere in this report, the Corporation has incurred significant costs in recent periods to expand its branch network, as well as its product offerings. Conversely, deposit growth has slowed in the current interest rate environment.


FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $131.2 million or 4.8% during the six months ended June 30, 2002. The increase was primarily caused by the Corporation's acquisition of three banking offices from another financial institution in April, 2002. Refer to "Other Matters", for additional discussion.

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB, short-term money market accounts, and Federal funds purchased, increased by $63.5 million or 65% from $98.2 million at December 31, 2001, to $161.8 million at June 30, 2002. The large amount of overnight investments at June 30, 2002, was caused by the temporary investment of proceeds from loan sales and increases in deposit liabilities. These investments will be used to pay down funding sources as they mature or will be reinvested in other interest-earning assets.

         INVESTMENT SECURITIES The Corporation's investment securities decreased from $35.5 million at December 31, 2001, to zero at June 30, 2002. In January 2002, the Corporation sold $35.5 million in callable securities issued by various agencies of the U.S. government. Despite an accounting loss of approximately $166,000 on the sale, the holding period return on these securities was comparable to a money market yield, which was the Corporation's minimum expectation when it purchased the securities.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios decreased by $4.6 million or 1.1% during the six months ended June 30, 2002. During the six month period, principal payments and premium amortization on the portfolio offset the purchase of $137.2 million in CMOs.

         LOANS HELD FOR SALE The Corporation's loans held for sale decreased by $34.3 million or over 60% during the six months ended June 30, 2002. This decrease was due to a stable to slightly higher interest rate environment after December 31, 2001, that reduced consumer demand for fixed-rate mortgage loans. Such loans are classified as "held for sale" until the date of the sale, which typically occurs within 30 to 60 days of origination.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $87.0 million or 4.7% during the six months ended June 30, 2002. Most of this increase was the result of portfolio loans acquired in the Rochester acquisition. Excluding the effect of the Rochester acquisition, the Corporation's loans held for investment decreased by approximately $27.6 million or 1.5%. During 2001 and continuing into 2002, the interest rate environment had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined in the most recent period.

         In July 2002, the Corporation committed to purchase approximately $200 million in single-family residential loans from two third-party financial institutions. The Corporation may purchase additional amounts in the near term in order to reinvest excess liquidity and maintain growth in its earning assets. Single-family residential loans purchased by the Corporation are subjected to substantially the same underwriting process as the Corporation's own loans. The servicing of these loans is retained by the sellers, for which the Corporation pays a fee of approximately 38 basis points on the unpaid principal balance. The loans are generally located throughout the U.S., with no single state making up more than 30-40% of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 275 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of five years before their first adjustment date. The loans are purchased by First Capital Holdings, Inc., the Corporation's wholly-owned investment subsidiary in Nevada.

         FEDERAL HOME LOAN BANK STOCK The Corporation's FHLB stock increased $26.1 million during the six months ended June 30, 2002. The Corporation purchased additional shares of FHLB stock as an alternative to investment in overnight deposits.

         MORTGAGE SERVICING RIGHTS The Corporation's mortgage servicing rights, net of valuation allowances, were $31.5 million and $29.9 million as of June 30, 2002, and December 31, 2001, respectively. These amounts were 1.15% and 1.13% of the principal serviced for others, which amounted to $2.7 billion and $2.7 billion at June 30, 2002, and December 31, 2001, respectively. The valuation allowance for MSR losses was $750,000 and $2.6 million at June 30, 2002, and December 31, 2001, respectively.

         INTANGIBLE ASSETS The Corporation's intangible assets increased $19.6 million during the six months ended June 30, 2002. This increase was the result of deposit-based intangibles and goodwill created in the Rochester transaction.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $131.9 million or 6.5% during the six months ended June 30, 2002. Most of this growth was due to the assumption of deposit liabilities in the Rochester acquisition.

         FHLB ADVANCES The Corporation's FHLB advances decreased by $26.4 million or 5.6% during the six months ended June 30, 2002. This funding source was replaced by increases in deposit liabilities, as previously described.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $8.6 million or 0.30% of total assets at June 30, 2002, compared to $8.5 million or 0.31% of total assets at December 31, 2001. The Corporation's allowance for loan and real estate losses was 125% and 120% of non-performing assets as of the same dates, respectively.

         In addition to non-performing assets, at June 30, 2002, management was closely monitoring $11.0 million in assets which it had classified as doubtful, substandard, or special mention, but which were performing in accordance with their terms. This compares to $10.3 million in such assets at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank is required under applicable federal regulations to maintain sufficient liquidity to ensure safe and sound operation. The Bank's objective is to maintain liquid assets (generally defined as cash and due from banks, interest-bearing deposits with banks, investment securities, and mortgage-backed and related securities) equal to at least 4% of its liquidity base (generally defined as short-term deposit liabilities and other borrowings). In addition, the Corporation has management policies in place to ensure that it maintains adequate short-term borrowing capacity with various lenders. At June 30, 2002, the Bank was in compliance with its management policies with respect to asset liquidity and borrowing capacity.

         The Corporation's stockholders' equity ratio as of June 30, 2002, was 6.93% of total assets. The Corporation's long-term objective is to maintain its stockholders' equity ratio at approximately 7.0%. The Corporation's tangible stockholders' equity ratio was 5.46% as of June 30, 2002.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At June 30, 2002, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $5.0 million and $4.2 million during the six months ended June 30, 2002 and 2001, respectively. These amounts equated to dividend payout ratios of 31.7% and 34.5% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On July 23, 2002, the Corporation's Board of Directors declared a regular quarterly dividend of $0.13 per share payable on September 5, 2002, to shareholders of record on August 15, 2002.

         During the six month period ending June 30, 2002, the Corporation repurchased 461,384 shares under its 2000 stock repurchase plan (the "2000 Plan") at a cost of $8.7 million. In April 2002, the Corporation's Board of Directors extended the 2000 Plan for another twelve months and adopted another stock repurchase plan (the "2002 Plan") that authorizes the repurchase of up to 1,001,678 shares or approximately 5% of outstanding common stock.

Both the 2000 and 2002 Plans have a twelve month term and authorize the Corporation to repurchase shares from time-to-time in open-market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the six month period ending June 30, 2002, the Corporation reissued 121,714 shares of common stock out of its inventory of treasury stock with a cost basis of approximately $2.0 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.


OTHER MATTERS

         In April 2002, the Bank completed the acquisition of three bank offices in Rochester, Minnesota from another financial institution. The transaction was accounted for using the purchase method of accounting in accordance with SFAS
141. The amount of goodwill recorded in connection with this transaction was $16.7 million. In addition, the Corporation recorded a deposit-based intangible of $2.1 million in connection with the transaction. The goodwill will not be amortized, which is in accordance with SFAS 142. The deposit-based intangible will be amortized using an accelerated method, in accordance with SFAS 142.

         Following is a summary of the assets acquired and liabilities assumed in the Rochester transaction. The table excludes cash and cash equivalents acquired of $629,000.

ASSETS ACQUIRED AND LIABILITIES ASSUMED                                                                      AMOUNT
--------------------------------------------------------------------------------------------------------------------
Loans held for investment                                                                              $114,644,811
Accrued interest receivable                                                                                 403,577
Office properties and equipment                                                                             129,788
Intangible assets                                                                                        18,739,080
Other assets                                                                                              2,736,102
--------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                         136,653,358
--------------------------------------------------------------------------------------------------------------------
Deposit liabilities                                                                                     128,289,672
Accrued interest payable                                                                                    438,552
Other liabilities                                                                                            10,294
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                                    128,738,518
--------------------------------------------------------------------------------------------------------------------

      Net assets acquired and liabilities assumed                                                        $7,914,840
--------------------------------------------------------------------------------------------------------------------

         In March 2002, the Bank announced an agreement with another financial institution to purchase four supermarket banking offices in the Minnesota cities of Rochester, Albert Lea, Austin, and Mankato. All of the bank offices are located in supermarkets. The acquisition will include substantially all of the deposits and loans of the bank offices along with the net book value of related premises and equipment. Management expects the deposit and loan balances to be approximately $20 million and $2 million, respectively. These amounts are subject to change depending on customer transaction activity until the date of closing. The transaction is subject to approval by the Bank's regulators and currently is expected to close in the third quarter of 2002. The Bank will simultaneously convert all deposit and loan customers to its systems.

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

         As of June 30, 2002, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since
December 31, 2001.

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


                                                FIRST FEDERAL CAPITAL CORP


/s/ Jack C. Rusch                               August 13, 2002
Jack C. Rusch
President and Chief Executive Officer
(duly authorized officer)


/s/ Michael W. Dosland                          August 13, 2002
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

                                  CERTIFICATION

         Solely for purposes of Title 18, Chapter 63, Section 1350 of the United States Code, the undersigned certify that the foregoing Form 10-Q fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods indicated. No purchaser or seller of securities shall be entitled to rely on the foregoing statement for any purpose, and the undersigned expressly disclaim any obligation to update the foregoing statement except as required by law.


                                                FIRST FEDERAL CAPITAL CORP


/s/ Jack C. Rusch                               August 13, 2002
Jack C. Rusch
President and Chief Executive Officer
(duly authorized officer)


/s/ Michael W. Dosland                          August 13, 2002
Michael W. Dosland
Senior Vice President and
Chief Financial Officer