Form 10-Q
period 2002-09-30
FIRST FEDERAL CAPITAL CORP
filed 2002-11-15
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended................................SEPTEMBER 30, 2002

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

Class: COMMON STOCK--$.10 PAR VALUE. Outstanding as of November 13, 2002:
19,694,636 (excludes 521,297 shares held as treasury stock).

                           FORM 10-Q TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION                                                                              Page
             Item 1--Financial Statements ...................................................................2

             Item 2--Management's Discussion and Analysis of Financial Condition and Results of
                     Operations.............................................................................13

             Item 3--Quantitative and Qualitative Disclosures about Market Risk.............................26

             Item 4--Controls and Procedures................................................................

PART II--OTHER INFORMATION

             Item 1--Legal Proceedings......................................................................27

             Item 2--Changes in Securities..................................................................27

             Item 3--Defaults Upon Senior Securities........................................................27

             Item 4--Submission of Matters to Vote of Security Holders......................................27

             Item 5--Other Information......................................................................27

             Item 6--Exhibits and Reports on Form 8-K.......................................................27


SIGNATURES..................................................................................................28

CERTIFICATION...............................................................................................29

                          PART I--FINANCIAL INFORMATION


ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
September 30, 2002, and December 31, 2001

                                                                                     SEPTEMBER 30     DECEMBER 31
                                                                                         2002             2001
ASSETS                                                                               (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                 $89,286,671      $70,756,705
Interest-bearing deposits with banks                                                    180,329,689       98,233,160
Investment securities available for sale, at fair value                                           -       35,461,500
Mortgage-backed and related securities:
  Available for sale, at fair value                                                     264,898,636      305,979,912
  Held for investment, at cost (fair value of $66,711,416 and $134,937,344,
  respectively)                                                                          66,265,617      134,010,248
Loans held for sale                                                                      42,199,446       56,109,442
Loans held for investment, net                                                        2,222,496,847    1,851,316,436
Federal Home Loan Bank stock                                                             54,799,600       28,063,300
Accrued interest receivable, net                                                         18,531,165       19,016,429
Office properties and equipment                                                          35,639,567       30,653,310
Mortgage servicing rights, net                                                           28,600,177       29,908,769
Intangible assets                                                                        43,971,307       24,946,280
Other assets                                                                             19,700,452       33,254,152
---------------------------------------------------------------------------------------------------------------------

  Total assets                                                                       $3,066,719,173   $2,717,709,643
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                  $2,390,292,098   $2,029,254,047
Federal Home Loan Bank advances                                                         402,100,000      467,415,000
Other borrowings                                                                         15,264,823           32,311
Advance payments by borrowers for taxes and insurance                                    10,502,385        1,640,142
Accrued interest payable                                                                  3,122,719        4,063,741
Other liabilities                                                                        46,261,613       22,906,699
---------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                   2,867,543,640    2,525,311,940
---------------------------------------------------------------------------------------------------------------------
Preferred stock, $.10 par value, 5,000,000 shares authorized, none outstanding                    -                -
Common stock, $.10 par value, 100,000,000 shares authorized, 20,215,933 and
  20,200,829 shares issued and outstanding, respectively                                  2,021,593        2,020,083
Additional paid-in capital                                                               46,577,431       46,607,845
Retained earnings                                                                       158,002,343      141,717,089
Treasury stock, at cost (524,297 and 0 shares, respectively)                           (10,433,081)                -
Unearned restricted stock                                                                  (45,833)         (87,083)
Accumulated non-owner adjustments to equity, net                                          3,053,081        2,139,769
---------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                            199,175,533      192,397,703
---------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                         $3,066,719,173   $2,717,709,643
=====================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2002 and 2001

                                                                      THREE MONTHS ENDED SEPTEMBER 30
                                                                ----------------------------------------
                                                                          2002                2001
                                                                       (UNAUDITED)         (UNAUDITED)
--------------------------------------------------------------------------------------------------------
Interest on loans                                                       $35,204,713         $36,473,756
Interest on mortgage-backed and related securities                        4,558,678           5,290,011
Interest and dividends on investments                                     1,319,105             627,612
--------------------------------------------------------------------------------------------------------
  Total interest income                                                  41,082,496          42,391,379
--------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                          14,190,609          20,910,626
Interest on FHLB advances and other borrowings                            5,652,305           5,698,593
--------------------------------------------------------------------------------------------------------
  Total interest expense                                                 19,842,914          26,609,218
--------------------------------------------------------------------------------------------------------
  Net interest income                                                    21,239,582          15,782,160
Provision for loan losses                                                   715,977             354,973
--------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                    20,523,605          15,427,187
--------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                   8,016,700           6,522,534
Premiums and commissions                                                  1,039,074             882,742
Loan servicing fees, net                                                (8,313,844)         (1,059,845)
Gain on sales of loans                                                   14,800,406           3,996,677
Gain on sales of investments                                                      -              37,961
Other income                                                              1,175,122             948,562
--------------------------------------------------------------------------------------------------------
  Total non-interest income                                              16,717,457          11,328,631
--------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                       13,848,432           9,978,015
Occupancy and equipment                                                   2,792,370           1,985,681
Communications, postage, and office supplies                              1,622,065           1,262,722
ATM and debit card transaction costs                                      1,047,163             847,627
Advertising and marketing                                                   961,066             663,445
Amortization of intangibles                                                 202,647             255,120
Other expenses                                                            2,418,134           1,446,735
--------------------------------------------------------------------------------------------------------
  Total non-interest expense                                             22,891,877          16,439,345
--------------------------------------------------------------------------------------------------------
  Income before income taxes                                             14,349,186          10,316,473
Income tax expense                                                        5,293,060           3,592,614
--------------------------------------------------------------------------------------------------------

  Net income                                                             $9,056,126          $6,723,858
========================================================================================================

PER SHARE INFORMATION
--------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                    $0.45               $0.36
Basic earnings per share                                                       0.46                0.36
Dividends paid per share                                                       0.13                0.12
========================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2002 and 2001

                                                                        NINE MONTHS ENDED SEPTEMBER
                                                                 ----------------------------------------
                                                                          2002                2001
                                                                       (UNAUDITED)         (UNAUDITED)
---------------------------------------------------------------------------------------------------------
Interest on loans                                                       $102,359,381        $108,095,217
Interest on mortgage-backed and related securities                        15,680,678          17,897,279
Interest and dividends on investments                                      3,487,737           2,216,872
---------------------------------------------------------------------------------------------------------
  Total interest income                                                  121,527,796         128,209,367
---------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                                           42,993,392          63,497,676
Interest on FHLB advances and all other borrowings                        17,147,319          18,791,128
---------------------------------------------------------------------------------------------------------
  Total interest expense                                                  60,140,711          82,288,804
---------------------------------------------------------------------------------------------------------
  Net interest income                                                     61,387,086          45,920,563
Provision for loan losses                                                  2,134,326           1,185,872
---------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                     59,252,760          44,734,692
---------------------------------------------------------------------------------------------------------
Retail banking fees and service charges                                   21,852,650          18,649,077
Premiums and commissions                                                   3,062,424           2,523,611
Loan servicing fees, net                                                 (8,905,828)         (2,442,763)
Gain on sales of loans                                                    23,756,983          12,266,457
Gain (loss) on sales of investments                                        (166,264)              37,961
Other income                                                               3,008,036           2,466,830
---------------------------------------------------------------------------------------------------------
  Total non-interest income                                               42,608,001          33,501,174
---------------------------------------------------------------------------------------------------------
Compensation and employee benefits                                        38,904,875          29,219,947
Occupancy and equipment                                                    7,849,837           6,693,624
Communications, postage, and office supplies                               4,632,131           3,835,463
ATM and debit card transaction costs                                       2,924,376           2,428,369
Advertising and marketing                                                  2,459,152           1,790,143
Amortization of intangibles                                                  510,490             768,621
Other expenses                                                             6,000,946           4,184,475
---------------------------------------------------------------------------------------------------------
  Total non-interest expense                                              63,281,806          48,920,642
---------------------------------------------------------------------------------------------------------
  Income before income taxes                                              38,578,955          29,315,224
Income tax expense                                                        13,666,441          10,327,254
---------------------------------------------------------------------------------------------------------

  Net income                                                             $24,912,514         $18,987,970
=========================================================================================================

PER SHARE INFORMATION
---------------------------------------------------------------------------------------------------------
Diluted earnings per share                                                     $1.23               $1.02
Basic earnings per share                                                        1.25                1.03
Dividends paid per share                                                        0.38                0.35
=========================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three months ended September 30, 2002 and 2001

                                        COMMON
                                     STOCK AND                                             ACCUMULATED
                                    ADDITIONAL                                  UNEARNED     NON-OWNER
                                       PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                              CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
---------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001           $36,534,227  $129,874,986 ($14,186,223)    ($114,583)    $3,414,156  $155,522,563
                                                                                                       --------------
Net income                                         6,723,858                                               6,723,858
Securities valuation adjustment,
  net of income taxes                                                                          713,021       713,021
Reclassification adjustment for
 gain on securities included in
 income, net of income taxes                                                                   (24,675)      (24,675)
                                                                                                       --------------
Net income and non-owner
  adjustments to equity                                                                                    7,412,204
                                                                                                       --------------
Dividends paid                                   (2,210,705)                                             (2,210,705)
Exercise of stock options                           (97,258)       221,448                                   124,190
Purchase of treasury stock                                     (2,554,001)                               (2,554,001)
Amortization of restricted stock                     141,450                      13,750                     155,200
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001      $36,534,227  $134,432,331 ($16,518,776)    ($100,833)    $4,102,502  $158,449,451
=====================================================================================================================

UNAUDITED
---------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002           $48,599,024  $151,829,842  ($6,663,293)     ($59,583)    $3,851,952  $197,557,941
                                                                                                       --------------
Net income                                         9,056,126                                               9,056,126
Securities valuation adjustment,
  net of income taxes                                                                        (798,871)     (798,871)
                                                                                                       --------------
Net income and non-owner
  adjustments to equity                                                                                    8,257,254
                                                                                                       --------------
Dividends paid                                   (2,564,575)                                             (2,564,575)
Exercise of stock options                          (481,083)     1,334,202                                   853,119
Purchase of treasury stock                                     (5,103,990)                               (5,103,990)
Amortization of restricted stock                     162,035                      13,750                     175,785
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2002      $48,599,024  $158,002,343 ($10,433,081)     ($45,833)    $3,053,081  $199,175,533
=====================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine months ended September 30, 2002 and 2001

                                        COMMON
                                     STOCK AND                                             ACCUMULATED
                                    ADDITIONAL                                  UNEARNED     NON-OWNER
                                       PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                              CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000       $36,534,227  $122,921,606 ($15,127,142)    ($142,083)    $2,362,887  $146,549,495
                                                                                                       --------------
Net income                                        18,987,970                                              18,987,970
Securities valuation adjustment,
  net of income taxes                                                                        1,764,290     1,764,290
Reclassification adjustment for
  gain on securities included in
  income, net of income taxes                                                                 (24,675)      (24,675)
                                                                                                       --------------
Net income and non-owner
  adjustments to equity                                                                                   20,727,585
                                                                                                       --------------
Dividends paid                                   (6,442,451)                                             (6,442,451)
Exercise of stock options                        (1,548,844)     1,821,742                                   272,898
Purchase of treasury stock                                     (3,213,376)                               (3,213,376)
Amortization of restricted stock                     514,050                      41,250                     555,300
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001      $36,534,227  $134,432,331 ($16,518,776)    ($100,833)    $4,102,502  $158,449,451
=====================================================================================================================

UNAUDITED
---------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001       $48,627,928  $141,717,089             -     ($87,083)    $2,139,769  $192,397,703
                                                                                                       --------------
Net income                                        24,912,514                                              24,912,514
Securities valuation adjustment,
  net of income taxes                                                                          805,240       805,240
Reclassification adjustment for
  loss on securities included in
  income, net of income taxes                                                                  108,072       108,072
                                                                                                       --------------
Net income and non-owner
  adjustments to equity                                                                                   25,825,826
                                                                                                       --------------
Dividends paid                                   (7,585,459)                                             (7,585,459)
Exercise of stock options             (28,904)   (1,712,136)     3,337,025                                 1,595,985
Purchase of treasury stock                                    (13,770,106)                              (13,770,106)
Amortization of restricted stock                     670,335                      41,250                     711,585
---------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2002      $48,599,024  $158,002,343 ($10,433,081)     ($45,833)    $3,053,081  $199,175,533
=====================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 2002 and 2001

                                                                                  THREE MONTHS SEPTEMBER 30
                                                                             -------------------------------------
                                                                                   2002               2001
                                                                                (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                        $9,056,126         $6,723,858
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                          703,898            435,043
    Net loan costs deferred                                                        (1,301,588)          (576,486)
    Amortization (including mortgage servicing rights)                              13,177,743          3,678,306
    Depreciation                                                                       848,071            593,500
    Gains on sales of loans and other investments                                 (14,800,406)        (4,034,638)
    (Increase) decrease in accrued interest receivable                               (608,126)            104,714
    (Decrease) increase in accrued interest payable                                  (583,875)             47,753
    Increase in current and deferred income taxes                                    1,741,525          1,094,199
    Other accruals and prepaids, net                                               (2,616,052)            205,883
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales             5,617,316          8,272,132
  Loans originated for sale                                                      (611,231,546)      (266,742,400)
  Sales of loans originated for sale or transferred from held for investment       623,318,366        259,945,509
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                               17,704,136          1,475,241
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                                (18,549,364)       (43,861,362)
  Sales of mortgage-backed and related securities available for sale                         -            737,961
  Purchases of mortgage-backed and related securities available for sale                     -       (80,623,473)
  Principal payments on mortgage-backed and related securities available            74,190,946         40,570,662
    for sale
  Purchases of mortgage-backed and related securities held for investment                    -       (80,517,523)
  Principal payments on mortgage-backed and related securities held for             28,013,963          9,390,111
    investment
  Loans originated for investment                                                (300,426,182)      (154,556,857)
  Loans purchased for investment                                                 (298,674,142)                  -
  Loan principal repayments                                                        293,404,425        175,323,567
  Sales of real estate                                                               1,104,830            249,020
  Additions to office properties and equipment                                     (2,570,017)        (1,559,089)
  Other, net                                                                           387,068        (6,292,002)
------------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                                      (223,118,473)      (141,138,985)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                  203,816,986        181,119,286
  Purchased deposit liabilities                                                     25,290,037                  -
  Long-term advances from Federal Home Loan Bank                                             -        112,500,000
  Repayment of long-term Federal Home Loan Bank advances                          (38,915,000)       (34,245,000)
  Decrease in short-term Federal Home Loan Bank borrowings                                   -       (99,580,000)
  Decrease in federal funds purchased                                                        -       (20,000,000)
  Increase in other borrowings                                                       3,997,906            238,086
  Increase in advance payments by borrowers for taxes and insurance                  2,564,844          2,525,974
  Purchase of treasury stock                                                       (5,103,990)        (2,554,001)
  Dividends paid                                                                   (2,564,575)        (2,210,705)
  Other, net                                                                        18,155,118          3,644,367
------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                    207,241,326        141,438,007
------------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                              1,826,989          1,774,263
Cash and due from banks at beginning of period                                      87,459,682         48,147,157
------------------------------------------------------------------------------------------------------------------
      Cash and due from banks at end of period                                     $89,286,671        $49,921,420
==================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                         $40,474,369        $42,496,092
  Interest paid on deposits and borrowings                                          20,426,789         26,561,465
  Income taxes paid                                                                  3,559,409          2,498,416
  Income taxes refunded                                                                  7,875                  -
  Transfer of loans from held for investment to held for sale                       23,575,461         28,358,672
==================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2002 and 2001

                                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                             -------------------------------------
                                                                                   2002               2001
                                                                                (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                       $24,912,514        $18,987,970
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                        2,086,096          1,246,551
    Net loan costs deferred                                                        (2,571,988)        (1,841,321)
    Amortization (including mortgage servicing rights)                              22,410,956          9,706,262
    Depreciation                                                                     2,401,099          1,864,003
    Gains on sales of loans and other investments                                 (23,590,719)       (12,304,418)
    Decrease (increase) in accrued interest receivable                                 934,846          (295,105)
    Decrease in accrued interest payable                                           (1,469,306)        (1,544,047)
    Increase in current and deferred income taxes                                    2,854,677          2,711,812
    Other accruals and prepaids, net                                               (3,834,293)          1,182,828
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales            24,133,882         19,714,535
  Loans originated for sale                                                      (942,435,231)      (707,520,309)
  Sales of loans originated for sale or transferred from held for investment     1,046,448,438        778,013,460
------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                              128,147,089         90,207,686
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                                (82,096,529)       (51,715,070)
  Maturities of investment securities                                                        -            100,000
  Sales of investment securities                                                    35,098,150                  -
  Purchases of mortgage-backed and related securities available for sale         (137,185,310)       (80,623,473)
  Principal payments on mortgage-backed and related securities available           178,707,734        121,707,256
    for sale
  Sales of mortgage-backed and related securities available for sale                         -            737,961
  Purchases of mortgage-backed and related securities held for investment                    -       (80,517,523)
  Principal payments on mortgage-backed and related securities held for             67,070,875         24,065,650
    investment
  Loans originated for investment                                                (775,477,847)      (492,325,461)
  Loans purchased for investment                                                 (302,835,253)      (178,134,515)
  Loan principal repayments                                                        742,797,342        468,495,735
  Sales of education loans                                                                   -          1,384,322
  Sales of real estate                                                               2,515,463          1,684,253
  Additions to office properties and equipment                                     (6,487,108)        (5,151,624)
  Purchases of mortgage servicing rights                                                     -        (1,100,197)
  Purchase of net assets of Rochester banking offices                              (7,914,840)                  -
  Other, net                                                                      (13,966,780)       (14,842,792)
------------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                                      (299,774,103)      (286,235,478)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                  207,487,631        289,866,923
  Purchased deposit liabilities                                                     25,290,037                  -
  Long-term advances from Federal Home Loan Bank                                             -        112,500,000
  Repayment of long-term Federal Home Loan Bank advances                          (52,815,000)       (43,245,000)
  Decrease in short-term Federal Home Loan Bank borrowings                        (12,500,000)       (23,045,000)
  Decrease in securities sold under agreements to repurchase                                 -      (100,000,000)
  Decrease in federal funds purchased                                                        -       (20,000,000)
  Increase (decrease) in other borrowings                                           15,232,512        (2,367,759)
  Increase in advance payments by borrowers for taxes and insurance                  8,832,954          9,742,799
  Purchase of treasury stock                                                      (13,770,106)        (3,213,376)
  Proceeds from sale of common stock                                                         -          (140,452)
  Dividends paid                                                                   (7,585,459)        (6,442,451)
  Other, net                                                                        19,984,411          6,847,709
------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                    190,156,980        220,503,393
------------------------------------------------------------------------------------------------------------------
Net increase in cash and due from banks                                             18,529,966         24,475,601
Cash and due from banks at beginning of period                                      70,756,705         25,445,819
------------------------------------------------------------------------------------------------------------------
      Cash and due from banks at end of period                                     $89,286,671        $49,921,420
==================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                        $122,462,642       $127,914,262
  Interest paid on deposits and borrowings                                          61,610,017         83,832,851
  Income taxes paid                                                                 11,433,734          7,615,441
  Income taxes refunded                                                                621,089                  -
  Transfer of loans from held for investment to held for sale                       80,189,500        114,363,902
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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2002, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2002.

         Certain 2001 balances have been reclassified to conform to the 2002 presentation.

NOTE 3--EARNINGS PER SHARE

         Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three and nine month periods ended September 30, 2002, and September 30, 2001, is as follows:

                                                                             THREE MONTHS ENDED SEPTEMBER 30
                                                               -----------------------------------------------------
                                                                           2002                        2001
                                                               ----------------------------   ----------------------
                                                                      DILUTED         BASIC      DILUTED       BASIC
--------------------------------------------------------------------------------------------------------------------
Net income                                                         $9,056,126    $9,056,126   $6,723,858  $6,723,858
====================================================================================================================
Average common shares, net of treasury shares                      19,765,053    19,765,053   18,417,242  18,417,242
Potential common shares issued under stock options (treasury
  stock method)                                                       282,884             -      200,060           -
--------------------------------------------------------------------------------------------------------------------
  Average common shares and potential common shares                20,047,937    19,765,053   18,617,302  18,417,242
====================================================================================================================
Earnings per share                                                      $0.45         $0.46        $0.36       $0.36
====================================================================================================================


                                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                               -----------------------------------------------------
                                                                             2002                       2001
                                                               ----------------------------   ----------------------
                                                                     DILUTED         BASIC       DILUTED      BASIC
--------------------------------------------------------------------------------------------------------------------
Net income                                                       $24,912,514   $24,912,514   $18,987,970 $18,987,970
====================================================================================================================
Average common shares, net of treasury shares                     19,958,830    19,958,830    18,392,797  18,392,797
Potential common shares issued under stock options (treasury
  stock method)                                                      280,780             -       185,826           -
--------------------------------------------------------------------------------------------------------------------
  Average common shares and potential common shares               20,239,610    19,958,830    18,578,623  18,392,797
====================================================================================================================
Earnings per share                                                     $1.23         $1.25         $1.02       $1.03
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

         In October 2001, the Corporation completed the acquisition of American Community Bankshares, Inc. ("ACB"). In addition, in April 2002 the Corporation completed the acquisition of three bank offices in Rochester, Minnesota, from another financial institution. These purchases included the customer loans and deposits at those branches. In addition to offering products and services similar to the Corporation's existing product lines, these institutions also deliver commercial loan and deposit products and services to business customers. This represents a new line of business for the Corporation and a new reportable segment. The financial results of this new line of business have not been separately reported in 2002 due to continuing efforts to develop the departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following table summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three and nine month periods ended September 30, 2002 and 2001. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.28% and 1.09% of average deposit liabilities outstanding during the three months ended September 30, 2002 and 2001, respectively. The net cost for the nine month periods ending as of the same dates was 1.32% and 1.22%, respectively.

                                                                      THREE MONTHS ENDED SEPTEMBER 30
                                                     ------------------------------------------------------------------
                                                                   2002                             2001
                                                     ------------------------------------------------------------------
PROFIT CENTER                                         PROFIT (LOSS)    AVERAGE ASSETS  PROFIT (LOSS)    AVERAGE ASSETS
-----------------------------------------------------------------------------------------------------------------------
Mortgage banking                                         $3,618,790       $82,099,507     $1,046,118       $80,365,167
Residential loans                                         2,135,370       894,055,344      2,063,665       999,553,906
Commercial real estate lending                            2,560,350       591,516,761      1,384,226       529,441,862
Consumer lending                                          1,909,152       512,082,205      1,135,758       384,478,896
Education lending                                           318,143       209,784,568        603,046       210,922,171
Investment and mortgage-related securities                  251,063       588,220,212        411,022       271,528,901
Other segments                                            (361,140)        68,470,299         59,705           635,380
-----------------------------------------------------------------------------------------------------------------------
  Subtotal                                               10,431,728     2,946,228,896      6,703,540     2,476,926,283
Non-GAAP adjustments                                    (1,375,602)       (5,673,568)         20,318       (4,495,784)
-----------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                        $9,056,126    $2,940,555,328     $6,723,858    $2,472,430,499
=======================================================================================================================

                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                     ------------------------------------------------------------------
                                                                   2002                             2001
                                                     ------------------------------------------------------------------
PROFIT CENTER                                         PROFIT (LOSS)    AVERAGE ASSETS  PROFIT (LOSS)    AVERAGE ASSETS
-----------------------------------------------------------------------------------------------------------------------
Mortgage banking                                         $5,891,723       $81,801,345     $2,359,965       $81,225,125
Residential loans                                         6,058,193       848,725,122      5,572,809       971,217,548
Commercial real estate lending                            7,325,269       576,235,406      3,507,946       513,934,195
Consumer lending                                          4,809,702       447,013,910      2,906,286       376,492,709
Education lending                                         1,791,356       213,658,367      2,202,772       212,686,890
Investment and mortgage-related securities                1,295,819       555,794,635        815,526       255,434,841
Other segments                                            (544,249)        54,881,782      (132,305)           646,307
-----------------------------------------------------------------------------------------------------------------------
  Subtotal                                               26,627,811     2,778,110,565     17,232,999     2,411,637,615
Non-GAAP adjustments                                    (1,715,297)      (18,910,313)      1,754,971       (5,123,866)
-----------------------------------------------------------------------------------------------------------------------
  Net income/total average assets                       $24,912,514    $2,759,200,252    $18,987,970    $2,406,513,749
=======================================================================================================================


NOTE 6--INTANGIBLE ASSETS

         In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new statements. Other identifiable intangible assets continue to be amortized over their useful lives, which include core deposit intangibles. The Corporation adopted SFAS 142 in January 2002. If SFAS 142 had been in effect during the three and nine months ended September 30, 2001, the Corporation's net income in such periods would have been higher by approximately $165,000 and $496,000, respectively, or $0.01 and $0.02 per diluted share, respectively.

         The following table provides a summary of the Corporation's intangible assets at the dates indicated:

                                                                                 SEPTEMBER 30         DECEMBER 31
                                                                                     2002                2001
--------------------------------------------------------------------------------------------------------------------
Goodwill:
   Deductible for tax purposes                                                      $22,939,311          $6,276,631
   Not deductible for tax purposes                                                   15,607,127          15,607,127
Core deposit intangibles:
   Deductible for tax purposes                                                        2,943,240             217,174
   Not deductible for tax purposes                                                    1,556,342           1,828,517
Other intangibles, deductible for tax purposes                                          925,287           1,016,830
--------------------------------------------------------------------------------------------------------------------
   Total                                                                            $43,971,307         $24,946,280
====================================================================================================================

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


RESULTS OF OPERATIONS

         QUARTER OVERVIEW The Corporation's net income for the three months ended September 30, 2002, was $9.1 million or $0.45 per diluted share compared to $6.7 million or $0.36 in the same period last year. These amounts represented a return on average assets of 1.23% and 1.09%, respectively, and a return on average equity of 17.87% and 16.55%, respectively.

         The increase in net income from 2001 to 2002 was primarily attributable to a $5.5 million increase in net interest income, a $3.5 million increase in mortgage banking revenue (the combination of gain on sales of loans and loan servicing fees), and a $1.5 million increase in retail banking fees. These developments were partially offset by a $6.5 million increase in non-interest expense and a $1.7 million increase in income tax expense.

         NINE MONTH OVERVIEW The Corporation's net income for the nine months ended September 30, 2002, was $24.9 million or $1.23 per diluted share compared to $19.0 million and $1.02 in the same period last year. These amounts represented a return on average assets of 1.20% and 1.05%, respectively, and a return on average equity of 16.84% and 16.15%, respectively.

         The increase in net income from 2001 to 2002 was primarily attributable to a $15.5 million increase in net interest income, a $5.0 million increase in mortgage banking revenue and a $3.2 million increase in retail banking fees. These developments were offset in part by a $14.4 million increase in total non-interest expense and a $948,000 increase in provision for loan losses. Also contributing was a $3.3 million increase in income tax expense.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and nine month periods ended September 30, 2002 and 2001.

         NET INTEREST INCOME Net interest income increased by $5.5 million and by $15.5 million or nearly 35% during the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in the previous year. Net interest income was favorably impacted in both periods by an increase in the Corporation's interest rate spread, which improved from 2.18% during the third quarter of 2001, to 2.70% during the same quarter in 2002, and from 2.14% during the nine month period ended September 30, 2001, to 2.78% during the same period in 2002. Market interest rates declined dramatically in 2001 and into 2002, and have remained at historically low levels. During the three and nine month periods ended September 30, 2002, the Corporation experienced a larger decline in the cost of its funding sources than it did in the yield on its earning assets, due principally to the fact that over 60% of the Corporation's certificates of deposits matured during the first nine months of the year. In recent months, however, the Corporation has experienced a faster decline in the yield on its earning assets than it has in its cost of funding sources. As a result, the Corporation's interest rate spread declined from 3.00% in the second quarter of 2002 to 2.70% in the most recent quarter. Management expects this trend to continue in the immediate future, albeit at a more moderate pace, although there can be no assurances.

         Also contributing to the improvement in the Corporation's net interest income during both periods was an increase in average interest-earning assets outstanding. Such assets increased by $406.9 million or 17.6% during the three months ended September 30, 2002, and by $293.3 million or 12.9% during the nine months ended September 30, 2002, as compared to the same periods in 2001. The principal source of this growth occurred in the Corporation's overnight investments, mortgage-related securities, commercial real estate loan, consumer loan, and commercial business loan portfolios. Asset growth in both periods was principally funded by increases in deposit liabilities, and to a lesser degree, Federal Home Loan Bank ("FHLB") advances and stockholders' equity.

         Net interest income in both periods also benefited from an increase in average non-interest-bearing deposit liabilities, which was the principal reason the Corporation's ratio of average interest-earning assets to interest-bearing liabilities improved during both the three and nine month periods ended September 30, 2002. Contributing to a lesser degree was a $40.2 million or 25% increase in average stockholders' equity during the three month period ended September 30, 2002, as well as a similar increase for the nine month period ended September 30, 2002. The increase in non-interest-bearing deposits was due in part to deposits acquired in the American Community Bankshares, Inc. ("ACB"), Rochester, and Commercial Federal acquisitions (refer to "Other Matters" for additional discussion). Also contributing was a substantial increase in custodial accounts on mortgage loans serviced by the Corporation. The increase in average stockholders' equity was principally caused by the issuance of stock in connection with the Corporation's acquisition of ACB in the fourth quarter of 2001.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and nine month periods ended September 30, 2002 and 2001.



Dollars in thousands                    THREE MONTHS ENDED SEPTEMBER 30, 2002   THREE MONTHS ENDED SEPTEMBER 30, 2001
                                        -----------------------------------------------------------------------------
                                               AVERAGE               YIELD/             AVERAGE               YIELD/
                                               BALANCE   INTEREST      COST             BALANCE    INTEREST     COST
---------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans                $820,919    $12,996      6.33%           $870,334     $15,632     7.18%
  Commercial real estate loans                 554,265     10,398      7.50             502,181       9,988     7.96
  Consumer loans                               474,227      8,948      7.55             360,543       7,760     8.61
  Education loans                              200,095      2,062      4.12             200,527       3,093     6.17
  Business loans                                61,621        801      5.20                  11           1     8.49
---------------------------------------------------------------------------------------------------------------------
    Total loans                              2,111,126     35,205      6.67           1,933,597      36,474     7.55
Mortgage-backed and related securities         400,829      4,559      4.55             328,224       5,290     6.45
Interest-bearing deposits with banks           157,813        637      1.61              28,336         242     3.41
Other earning assets                            54,118        682      5.04              26,865         386     5.75
---------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets            2,723,886     41,082      6.03           2,317,022      42,391     7.32
Non-interest-earning assets:
  Office properties and equipment               35,018                                   29,082
  Other assets                                 181,652                                  126,326
---------------------------------------------------------------------------------------------------------------------
    Total assets                            $2,940,555                               $2,472,430
=====================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts                    $165,982       $254      0.61%           $115,860        $348     1.20%
  Checking accounts                            130,702        115      0.35              78,648         128     0.65
  Money market accounts                        238,757        762      1.28             183,689       1,379     3.00
  Certificates of deposit                    1,404,660     13,058      3.72           1,258,494      19,054     6.06
---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits          1,940,101     14,191      2.93           1,636,690      20,911     5.11
FHLB advances                                  422,789      5,563      5.26             410,580       5,556     5.41
Other borrowings                                19,062         89      1.87              22,230         143     2.57
---------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities       2,381,952     19,843      3.33           2,069,500      26,609     5.14
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                320,319                                  213,232
  Other liabilities                             35,569                                   27,172
---------------------------------------------------------------------------------------------------------------------
    Total liabilities                        2,737,840                                2,309,904
Stockholders' equity                           202,715                                  162,526
---------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders'
      equity                                $2,940,555                               $2,472,430
=====================================================================================================================
Net interest income                                       $21,240                                   $15,782
=====================================================================================================================
Interest rate spread                                                   2.70%                                    2.18%
=====================================================================================================================
Net interest income as a percent of
  average earning assets                                               3.12%                                    2.72%
=====================================================================================================================
Average interest-earning assets to
  average interest-bearing liabilities                               114.36%                                  111.96%
=====================================================================================================================


Dollars in thousands                      NINE MONTHS ENDED SEPTEMBER 30, 2002  NINE MONTHS ENDED SEPTEMBER 30, 2002
                                         ---------------------------------------------------------------------------
                                                 AVERAGE              YIELD/            AVERAGE              YIELD/
                                                 BALANCE   INTEREST     COST            BALANCE  INTEREST      COST
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans                  $747,070    $36,493     6.51%          $810,988   $44,653      7.34%
  Commercial real estate loans                   541,716     31,087     7.65            487,829    29,367      8.03
  Consumer loans                                 420,794     24,515     7.77            353,409    22,866      8.63
  Education loans                                203,336      8,120     5.32            202,412    11,208      7.38
  Business loans                                  49,245      2,145     5.81                 23         1      8.70
--------------------------------------------------------------------------------------------------------------------
    Total loans                                1,962,162    102,359     6.96          1,854,661   108,095      7.77
Mortgage-backed and related securities           417,479     15,681     5.01            357,460    17,897      6.68
Investment securities                              3,820         92     3.14                638        20      4.18
Interest-bearing deposits with banks             131,648      1,659     1.68             29,500       951      4.30
Other earning assets                              46,415      1,736     4.99             25,996     1,246      6.39
--------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets              2,561,523    121,528     6.33          2,268,255   128,209      7.54
Non-interest-earning assets:
  Office properties and equipment                 32,819                                 28,058
  Other assets                                   164,858                                110,200
--------------------------------------------------------------------------------------------------------------------
    Total assets                              $2,759,200                             $2,406,514
====================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts                      $159,175     $1,025     0.86%          $111,037    $1,149      1.38%
  Checking accounts                              112,747        409     0.48             76,431       433      0.75
  Money market accounts                          230,137      2,578     1.49            168,071     4,526      3.59
  Certificates of deposit                      1,306,975     38,981     3.98          1,228,512    57,387      6.23
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing deposits            1,809,035     42,993     3.17          1,584,051    63,498      5.34
FHLB advances                                    441,328     17,007     5.14            382,837    16,106      5.61
Other borrowings                                  12,892        140     1.45             64,628     2,685      5.54
--------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities         2,263,256     60,141     3.54          2,031,515    82,289      5.40
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                  268,474                                192,185
  Other liabilities                               30,187                                 26,036
====================================================================================================================
    Total liabilities                          2,561,916                              2,249,736
Stockholders' equity                             197,284                                156,778
====================================================================================================================
    Total liabilities and stockholders'
      equity                                  $2,759,200                             $2,406,514
====================================================================================================================
Net interest income                                         $61,387                               $45,921
====================================================================================================================
Interest rate spread                                                    2.78%                                  2.14%
====================================================================================================================
Net interest income as a percent of
  average earning assets                                                3.20%                                  2.70%
====================================================================================================================
Average interest-earning assets to
  average interest-bearing liabilities                                113.18%                                111.65%
====================================================================================================================

         PROVISION FOR LOAN LOSSES Provision for loan losses was $716,000 and $355,000 during the three months ended September 30, 2002 and 2001, respectively. It was $2.1 million and $1.2 million during the nine month periods ended as of the same dates, respectively. In the most recent quarter, the Corporation recorded approximately $344,000 in provision for loan losses over-and-above its actual net charge-off activity, and $947,000 for the nine month period. These additional provisions were recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management. These additions were considered prudent in light of growth in the Corporation's loans held for investment, an increased mix of higher-risk commercial real estate, commercial business, and consumer loans, and current levels of non-performing and classified assets. On an annualized basis, net charge-offs were 0.07% and 0.08% of average loans outstanding during the three and nine month periods in 2002, respectively. These amounts compared to 0.04% and 0.05% during the same periods in 2001.

         As of September 30, 2002, and December 31, 2001, the Corporation's allowance for loan losses was $10.9 million and $10.0 million, respectively, or 0.49% and 0.54% of loans held for investment, respectively. The allowance for loan and real estate losses was 121% and 120% of non-performing assets as of the same dates. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three months ended September 30, 2002 and 2001, was $16.7 million and $11.3 million, respectively. These amounts represented 44% and 42% of the Corporation's total revenue during such periods. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2001 to 2002.

         Retail banking fees and service charges increased by $1.5 million or 22.9% during the three months ended September 30, 2002, as compared to the same period in the previous year. Most of this improvement can be attributed to growth in overdraft and other service fees caused by an increase in the number of checking accounts serviced by the Corporation. As of September 30, 2002, the Corporation had 195,000 checking accounts compared to 168,000 one year ago, an increase of 16.1%. Also contributing to the increase in retail banking fees was a $260,000 or nearly 30% increase in fees from customers' use of debit cards, as well as a $206,000 or 18.6% increase in fees from customers' use of ATMs.

         Premiums and commissions on annuity and insurance sales increased by $156,000 or 17.7% during the three months ended September 30, 2002, as compared to the same period in the previous year. The Corporation's principal sources of premium and commission revenues are from sales of tax-deferred annuity contracts, credit life and disability insurance policies, mortgage loan insurance policies, and brokerage services. The increase was principally the result of an increase in commissions from brokerage services.

         Loan servicing fees decreased by $7.3 million from $(1.1) million during the three months ended September 30, 2001, to $(8.3) million during the same period in 2002. This development was caused principally by a declining interest rate environment, which led to higher loan prepayment activity that resulted in the recognition of higher levels of amortization, as well as unfavorable mark-to-market adjustments in the Corporation's mortgage servicing rights ("MSRs"). As of September 30, 2002, the Corporation's valuation allowance for mark-to-market adjustments against its MSRs was $(3.4) million.

         Excluding amortization of MSRs, as well as changes in the allowance for losses on MSRs, gross loan servicing fees increased by $256,000 or 12.0% during the three months ended September 30, 2002, as compared to the same period in the previous year. This increase can be attributed to a $446.4 million or almost 20% increase in the average outstanding balance of loans serviced for others during the three month period ended September 30, 2002, as compared to the same period in the previous year. Contributing to the growth in loans serviced for others was an interest rate environment in 2001 and 2002 that resulted in a change in borrowers preference to fixed-rate loans, which the Corporation generally sells in the secondary market. The Corporation retains the servicing of these loans.

         Management expects that interest rates will remain at historically low levels in the near future. If this trend continues, the Corporation will most likely be required to record higher levels of amortization on its MSRs as a result of higher levels of loan prepayment activity. Such amortization, however, will most likely be offset by higher levels of gains on sales of mortgage loans, although there can be no assurances. It should be noted, however, that declines in market interest rates may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of MSRs--primarily because of increases in market expectations for future prepayments. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market.

         Gains on sales of loans increased by $10.8 million from $4.0 million during the three months ended September 30, 2001, to $14.8 million during the same period in 2002. This increase was primarily attributable to a $363.4 million or nearly 140% increase in the Corporation's mortgage loan sales. The increase in mortgage loan sales was due to a historically low interest rate environment that contributed to increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans into fixed-rate loans, both of which were generally sold in the secondary market. Also contributing to the increase was a higher average gain on sales during the three months ended September 30, 2002, as compared to the same period in the previous year. The improvement in the average gain was principally the result of wider spreads in the secondary market and improved management of the mortgage loan pipeline.

         Market interest rates have remained at historically low levels through recent months. Although there can be no assurances, management expects this trend to continue in the near future which would in turn sustain high levels of gains on loan sales in the fourth quarter. These gains, however, may be offset to some degree by increased losses on mortgage servicing rights, as more fully described in a previous paragraph.

         Other non-interest income increased by $227,000 or almost 25% during the three months ended September 30, 2002, as compared to the same period in the previous year. This increase was due principally to an increase in mortgage loan origination fees and fees from customers' conversions of adjustable-rate mortgage loans into fixed-rate mortgage loans due to the low interest rate environment, as previously described.

         Non-interest income for the nine months ended September 30, 2002 and 2001 was $42.6 million and $33.5 million, respectively. These amounts represented 41% and 42% of total revenues during such periods. Most of the increase in 2002 was the result of a $5.0 million increase in mortgage banking revenue (the combination of gain on sales of loans and loan servicing fees) which improved from $9.8 million in 2001 to $14.9 million in 2002. Also contributing was a $3.2 million increase in retail banking fees. The explanations for these changes are substantially the same as those given in previous paragraphs.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended September 30, 2002 and 2001, was $22.9 million and $16.4 million, respectively, which was 3.12% and 2.65% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2001 to 2002.

         Compensation and employee benefits increased by $3.9 million or almost 40% during the three months ended September 30, 2002, as compared to the same period in the previous year. In general, this increase was due to normal annual merit increases and to growth in the number of banking facilities operated by the Corporation. Since September 30, 2001, the Corporation has opened fourteen banking facilities and closed two. In October 2001, the Corporation obtained two banking facilities as a result of its acquisition of ACB. In April 2002, the Corporation completed the purchase of three banking facilities from another financial institution in Rochester, Minnesota. In September 2002, the Corporation completed the acquisition of four supermarket banking facilities from another financial institution in various cities in Minnesota (refer to "Other Matters" for further discussion). Finally, the Corporation has incurred increased compensation costs as a result of the payment of higher commissions to mortgage loan originators and salaries to employees hired to support the roll out of the Corporation's business banking product line. The Corporation intends to expand its offering of business banking products into at least two new markets in coming quarters. As of September 30, 2002, the Corporation had 1,196 full-time equivalent employees. This compares to 1,033 and 988 as of December 31, 2001, and September 30, 2001, respectively.

         Occupancy and equipment expense increased by $807,000 or over 40% and communications, postage, and office supplies expense increased by $359,000 or over 25% during the three months ended September 30, 2002, compared to the same period in the previous year. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

         ATM and debit card transaction costs increased by $200,000 or 23.5% during the three months ended September 30, 2002, as compared to the same period in the previous year. This increase can be attributed to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation.

         Advertising and marketing costs increased by $298,000 or nearly 45% during the three months ended September 30, 2002, as compared to the same period in the previous year. This increase can be attributed to growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas served by the Corporation.

         Amortization of intangible assets, which consists primarily of core deposit intangibles and purchase accounting goodwill, decreased by $52,000 or 20.6% during the three months ended September 30, 2002, as compared to the same period in the previous year. The decrease was caused by the Corporation's adoption of SFAS 142 in January 2002 (refer to Note 6 of the Corporation's Consolidated Financial Statements, included herein under Part I, Item 1, "Financial Statements"). This development was partially offset by increased amortization of the core deposit intangibles recorded in connection with the Corporation's ACB and Rochester acquisitions in the fourth quarter of 2001 and the second quarter of 2002, respectively.

         Other non-interest expense increased by $971,000 during the three months ended September 30, 2002, as compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which was the establishment of a $416,000 loss allowance for items in the process of collection from customers. The provision was considered prudent by management of the Corporation in light of recent increases in customer overdrafts and fraudulent transactions. Also contributing to the increase in other non-interest expense was increased costs related to servicing of loans for the Federal National Mortgage Association ("FNMA") and the FHLB. Under the terms of the servicing agreements with these agencies, the Corporation is required to pay a full month's interest when certain loans are repaid, regardless of the actual date of the loan payoff. A declining interest rate environment and increased prepayment activity in 2002 resulted in increased payment of loan pay-off interest to FNMA and FHLB. Contributing to a lesser degree were increased merger-related costs associated with the ACB and Rochester transactions.

         Non-interest expense for the nine months ended September 30, 2002 and 2001, was $63.3 million and $48.9 million, respectively, which was 3.06% and 2.71% of average assets during such periods, respectively. This increase was primarily the result of a $9.7 million or over 30% increase in compensation and employee benefits. Also contributing was a $1.9 million or more than 45% increase in other non-interest expense, a $1.2 million or 17.3% increase in occupancy and equipment expense, a $797,000 or 20.8% increase in communications, postage, and office supplies, and a $669,000 or over 35% increase in advertising and marketing. Contributing to a lesser degree was a $496,000 or 20.4% increase in ATM and debit card transaction costs. The explanations for these changes are substantially the same as those given in previous paragraphs for the three month periods.

         INCOME TAX EXPENSE Income tax expense for the three months ended September 30, 2002 and 2001, was $5.3 million and $3.6 million, respectively, or 36.9% and 34.8% of pretax income, respectively. Income tax expense for the nine months ended September 30, 2002 and 2001, was $13.7 million and $10.3 million, respectively, or 35.4% and 35.2% of pretax income, respectively. The Corporation's effective tax rate has increased in recent periods due to a higher mix of taxable earnings in the State of Wisconsin relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary and which has no corporate state income tax.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the three and nine month periods ended September 30, 2002 and 2001. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under
Part I, Item I, "Financial Statements", for a summary of the after-tax profit
(loss) of each of the Corporation's profit centers.

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities were $3.6 million in the third quarter of 2002 compared to $1.0 million in the same period last year. Year-to-date, profits were up $3.5 million or 150% compared to 2001. Loan origination volumes and loan servicing fees are the principal drivers of performance in this profit center. In the first nine months of 2002, the Corporation's mortgage banking operation originated $1.3 billion in single-family residential loans compared to $907 million in the same period of the previous year. This improvement resulted in a similar increase in the internal origination fees allocated to the mortgage banking profit center.

                  In 2002, a slightly higher proportion of the Corporation's loan originations were the result of an increase in refinance activity. In such environments, a substantial portion of the internal revenue allocated to the mortgage banking profit center for loan originations is offset by an increase in internal charges for lost servicing value. This methodology for measuring results in the mortgage banking profit center recognizes that during periods of high refinance activity the Corporation incurs significant costs related to the preservation of existing mortgage customer relationships, rather than the creation of new customer relationships. As a result, periods of high refinance activity generally result in lower earnings in the mortgage banking profit center, despite a higher level of loan origination volumes. However, during the first nine months of 2002, a substantial improvement in the average gain on sale of mortgage loans offset increases in internal charges for lost servicing value. The improvement in average gain was principally the result of wider spreads in the secondary market and improved management of the mortgage loan pipeline.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio increased by $72,000 or 3.5% and $485,000 or 8.7% during the three and nine month periods ended September 30, 2002, respectively, compared to the same periods in the previous year. The improvement in this profit center's earnings occurred despite a $122.5 million or 12.6% decline in the average assets assigned to the profit center in 2002. In 2001, the performance of this profit center was impacted by a higher level of charge-offs of internally-capitalized origination costs assigned to the loans in the portfolio. This development was the result of increased prepayment activity in 2001 due to a rapidly declining interest rate environment. Charge-offs of internally-capitalized origination costs declined by $542,000 or 25.3% in 2002 compared to 2001 because of a reduction in the size of the Corporation's originated residential loan portfolio. The decline in originated residential loan balances was partially offset by purchases of adjustable rate mortgages during 2002.

                  Also contributing to the improvement in the performance of this profit center was an increase in its interest rate spread. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 186 basis points between the nine month period in 2001 and the same period in 2002. In contrast, the yield on the profit center's single-family residential loans declined by only 83 basis points between the periods.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending increased by $1.2 million or 85% and by $3.8 million or 109% during the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. These improvements were principally the result of a significant increase in the profit center's interest rate spread in 2002 compared to 2001. This profit center is primarily funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 186 basis points between 2002 and 2001. The yield on commercial real estate loans, however, declined by only 38 basis points between these years.

                  Also contributing to the increase in profits from commercial real estate lending was a $62.3 million or 12.1% increase in the average assets assigned to the profit center in 2002 compared to the previous year. During the nine months ended September 30, 2002, this profit center originated $81.5 million in commercial real estate loans compared to $84.3 million in the same period last year. Also contributing to growth in this profit center were the commercial real estate loans obtained in the ACB and Rochester banking office acquisitions.

                  CONSUMER LENDING Profits from the Corporation's consumer lending activities increased by $773,000 or 68% and $1.9 million or 65% during the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in the previous year. These increases were primarily attributable to a substantial increase in the profit center's interest rate spread in the most recent year, compared to the same timeframe in 2001. Similar to commercial real estate loans, this profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 186 basis points between the first nine months of 2002 and the same period in the previous year. The yield on consumer loans, however, declined by only 86 basis points between these same periods.

                  Also contributing to the increase in profits from consumer lending was a $70.5 million or 18.7% increase in the average assets assigned to the profit center since last year. During the nine months ended September 30, 2002, this profit center originated $333.7 million in consumer loans compared to $199.1 million in the same period last year. Also contributing to growth in this profit center were the consumer loans obtained in the ACB and Rochester banking office acquisitions.

                  Finally, the performance of this profit center was adversely impacted by a $526,000 or 83% increase in loan charge-off activity in the most recent year compared to 2001.

                  EDUCATION LENDING Profits from education lending declined by $285,000 or 47% and $411,000 or 18.7% during the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in the previous year. These declines were due in part to a decrease in the profit center's interest rate spread in 2002 compared to 2001. Education loans carry a floating rate of interest based on various three-month market indices. During 2002, the average yield on education loans has declined more than the average cost of the funding sources for the profit center, which consist primarily of money market demand accounts. This trend accelerated in the three months ending September 30, 2002, due to the annual reset of the floor rate on education loans that occurred in July 2002. Also contributing to the decline in earnings in this profit center was a $62,000 increase in marketing expenditures between 2002 and 2001, as well as the fact that last year's profits included a $50,000 gain on the sale of $1.4 million in education loans.

                  During the nine months ended September 30, 2002, the average assets assigned to this profit center were $213.7 million, a $1.0 million or 0.5% increase over the same period last year. Year-to-date, this profit center has originated $35.7 million in loans in 2002 compared to $29.1 million in 2001.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio declined by $160,000 or 39% during the three month period ending September 30, 2002 compared to the same period in the previous year. This decline was due in part to accelerated prepayments of higher yielding securities compared to the same period in 2001, as well as the buildup of overnight investments in the profit center. On a year-to-date basis, profits were $1.3 million in 2002 compared to $816,000 in 2001, an increase of $480,000 or 59%. The year-to-date improvement was primarily volume related, as the average assets assigned to the profit center increased by $300.4 million or 118% in the most recent year compared to the previous year. The impact of the volume increase was partially offset by a change in investment mix toward more liquid assets with lower interest rate spreads in 2002 compared to 2001. The performance of this profit center in 2002 was adversely impacted by a $166,000 loss on the sale of certain investment securities, as described elsewhere in this report.

                  OTHER SEGMENTS This profit center consists of the parent holding company and certain of the Bank's wholly-owned subsidiaries. In addition, in 2002 this profit center contains the preliminary results of the Corporation's new line of business--commercial banking. The financial results of this profit center have not been reported separately in 2002 due to continuing efforts to develop the departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were $(1.4) million in the third quarter of 2002 compared to $20,000 in the third quarter of the previous year. Year-to-date, these adjustments were $(1.7) million in 2002 and were $1.8 million in 2002. The changes between these periods were due primarily to an increase in loan origination fees on residential loans that are not recognized under GAAP.

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

                  The net cost to acquire and maintain deposit liabilities was 1.28% and 1.09% of average deposit liabilities outstanding during the three months ended September 30, 2002 and 2001, respectively. On a year-to-date basis, the net cost was 1.32% and 1.22%, respectively. The increase in net cost between these periods was the result of a larger increase in the Corporation's net costs of operating its branch network than its average deposit liabilities. As discussed elsewhere in this report, the Corporation has incurred significant costs in recent periods to expand its branch network, as well as its product offerings.


FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $349.0 million or 12.8% during the nine months ended September 30, 2002. This increase was primarily the result of increases in overnight investments and loans held for investment. These increases were primarily funded by increases in deposit liabilities, as well as repayments and/or sales of mortgage-related securities and investment securities. Also contributing to the increase in the Corporation's total assets was the acquisition of three banking offices from another financial institution in April and the acquisition of four supermarket banking offices from another financial institution in September.

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB, short-term money market accounts, and federal funds purchased, increased by $82.1 million or over 80% from $98.2 million at December 31, 2001, to $180.3 million at September 30, 2002. The large amount of overnight investments at September 30, 2002, was caused by the temporary investment of proceeds from loan sales and increases in deposit liabilities. These investments will be used to pay down funding sources as they mature or will be reinvested in other interest-earning assets.

         INVESTMENT SECURITIES The Corporation's investment securities decreased from $35.5 million at December 31, 2001, to zero at September 30, 2002. In January 2002, the Corporation sold $35.5 million in callable securities issued by various agencies of the U.S. government. Despite an accounting loss of approximately $166,000 on the sale, the holding period return on these securities was comparable to a money market yield, which was the Corporation's minimum expectation when it purchased the securities.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios decreased by $108.8 million or almost 25% during the nine months ended September 30, 2002. During this period, principal payments and premium amortization on the portfolio offset the purchase of $137.2 million in collateralized mortgage obligations ("CMOs").

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $371.2 million or 20% during the nine months ended September 30, 2002. Most of this increase was the result of the Corporation's purchase of approximately $297 million in single-family residential loans from two third-party financial institutions. During 2001 and continuing into 2002, the interest rate environment had a significant impact on the ability of the

Corporation to maintain its internally-originated portfolio of loans held for investment. This situation developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined in the most recent period. Single-family residential loans purchased by the Corporation are subjected to substantially the same underwriting process as the Corporation's own loans. The servicing of these loans is retained by the sellers, for which the Corporation pays a fee of approximately 38 basis points on the unpaid principal balance. The loans are generally located throughout the U.S., with no single state making up more than 30-40% of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 275 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of five years before their first adjustment date. First Capital Holdings, Inc., the Bank's wholly-owned investment subsidiary in Nevada, purchased the loans.

         Also contributing to the increase in the Corporation's loans held for investment was $115.5 million of loans acquired in the Rochester and Commercial Federal acquisitions.

         FEDERAL HOME LOAN BANK STOCK The Corporation's FHLB stock increased $26.7 million during the nine months ended September 30, 2002. The Corporation purchased additional shares of FHLB stock as an alternative to investment in overnight deposits.

         MORTGAGE SERVICING RIGHTS The Corporation's mortgage servicing rights, net of valuation allowances, were $28.6 million and $29.9 million as of September 30, 2002, and December 31, 2001, respectively. These amounts were 1.00% and 1.13% of the principal serviced for others, which amounted to $2.9 billion and $2.7 billion at September 30, 2002, and December 31, 2001, respectively. The valuation allowance for MSR losses was $3.4 million and $2.6 million at September 30, 2002, and December 31, 2001, respectively.

         INTANGIBLE ASSETS The Corporation's intangible assets increased by $19.0 million during the nine months ended September 30, 2002. This increase was the result of deposit-based intangibles and goodwill created in the Rochester and Commercial Federal transactions.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $361.0 million or 17.8% during the nine months ended September 30, 2002. Management attributes much of this growth to recent volatility in other financial markets, which has made traditional bank financial offerings more attractive to consumers. Also contributing was aggressive pricing of certificates of deposit by the Corporation in its market areas. The Corporation's deposit liabilities were also impacted by an $86.7 million or over 80% increase in custodial deposit accounts during 2002. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased substantially in 2002 due to significant increases in loan prepayment activity. Also contributing to the increase in the Corporation's deposit liabilities was the assumption of $153.6 million of deposit liabilities in the Rochester and Commercial Federal acquisitions.

         FHLB ADVANCES The Corporation's FHLB advances decreased by $65.3 million or 14.0% during the nine months ended September 30, 2002. This funding source was replaced by increases in deposit liabilities, as previously described.

         OTHER LIABILITIES The Corporation's other liabilities increased by $23.4 million during the nine months ended September 30, 2002. This increase was due primarily to an increase in certain payables due to third-party investors in mortgage loans serviced by the Corporation. It is typical for these payables to increase during periods of low or declining interest rates.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $9.2 million or 0.30% of total assets at September 30, 2002, compared to $8.5 million or 0.31% of total assets at December 31, 2001. The Corporation's allowance for loan and real estate losses was 121% and 120% of non-performing assets as of the same dates, respectively.

         In addition to non-performing assets, at September 30, 2002, management was closely monitoring $17.5 million in assets which it had classified as doubtful or substandard, but which were performing in accordance with their terms. This compares to $10.3 million in such assets at December 31, 2001. The increase from 2001 was due primarily to the classification of $7.0 million in commercial business loans during 2002, principally attributable to the ACB and Rochester acquisitions. Although most of these loans were performing in accordance with their terms, management of the Corporation deemed their classification prudent after consideration of factors such as the absence of current financial information, deteriorating operating results, declines in the valuation of associated collateral, and/or weakening economic conditions. Management does not expect to incur a significant loss on these loans at this time, although there can be no assurances.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During the 2002, the Corporation used these sources of funds to fund loan commitments, purchase investment and mortgage-related securities, and cover maturing liabilities and deposit withdrawals. Management believes that the Corporation has adequate resources to fund all of its obligations or commitments, that all of its obligations or commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments.

         The Corporation's stockholders' equity ratio as of September 30, 2002, was 6.49% of total assets. The Corporation's long-term objective is to maintain its stockholders' equity ratio at approximately 7.0%. The Corporation is below its target range as of September 30, 2002, primarily as a result of significant growth in its loans held for investment during the year, as well as significant stock repurchases. The Corporation expects its equity ratio to return to its target range during the next 12 to 24 months, although there can be no assurances. The Corporation's tangible stockholders' equity ratio was 5.13% as of September 30, 2002.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At September 30, 2002, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $7.6 million and $6.4 million during the nine months ended September 30, 2002 and 2001, respectively. These amounts equated to dividend payout ratios of 30.4% and 33.9% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On October 22, 2002, the Corporation's Board of Directors declared a regular quarterly dividend of $0.13 per share payable on December 5, 2002, to shareholders of record on November 14, 2002.

         During the nine month period ending September 30, 2002, the Corporation repurchased 713,144 shares under its 2000 stock repurchase plan (the "2000 Plan") at a cost of $13.8 million. In April 2002, the Corporation's Board of Directors extended the 2000 Plan for another twelve months and adopted another stock repurchase plan (the "2002 Plan") that authorizes the repurchase of up to 1,001,678 shares or approximately 5% of outstanding common stock. Both the 2000 and 2002 Plans have a twelve month term and authorize the Corporation to repurchase shares from time-to-time in open-market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the nine month period ending September 30, 2002, the Corporation reissued 188,847 shares of common stock out of its inventory of treasury stock with a cost basis of approximately $3.3 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.


OTHER MATTERS

         In September 2002, the Bank completed the acquisition of four supermarket banking offices in the Minnesota cities of Rochester, Albert Lea, Austin, and Mankato. The transaction was accounted for using the purchase method of accounting in accordance with SFAS 141. The Corporation recorded a deposit-based intangible of $796,000 in connection with the transaction that will be amortized using an accelerated method, in accordance with SFAS 142.

         Following is a summary of the assets acquired and liabilities assumed in Commercial Federal transaction. The table excludes cash and cash equivalents acquired of $463,000.


ASSETS ACQUIRED AND LIABILITIES ASSUMED                                                                       AMOUNT
---------------------------------------------------------------------------------------------------------------------
Loans held for investment                                                                                   $811,704
Accrued interest receivable                                                                                    4,150
Office properties and equipment                                                                               94,223
Intangible assets                                                                                            796,437
Other assets                                                                                                  13,764
---------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                            1,720,278
---------------------------------------------------------------------------------------------------------------------
Deposit liabilities                                                                                       25,290,037
Accrued interest payable                                                                                      81,968
---------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                                      25,372,005
---------------------------------------------------------------------------------------------------------------------

   Net assets acquired and liabilities assumed                                                         ($23,651,727)
=====================================================================================================================

         Management is in the process of reviewing the pension plan it has established for the benefit of its full-time employees. According to the latest available information, management believes it will be required to record an additional minimum pension obligation of approximately $1.1 million in the fourth quarter of 2002. This adjustment will have no impact on the Corporation's results of operations, as the amount will be recorded as an offset to stockholders' equity as required by GAAP.

         As a result of certain amendments to the pension plan and changes in assumptions, management believes that the Corporation's pension expense will be substantially higher in 2003. Pension expense for 2003 is expected to approximate $1.6 million compared to an anticipated figure of $734,000 for the entire year of 2002. Management expects to reduce the discount rate and expected return on plan asset assumptions for 2003 to 6.75% and 8.50%, respectively. These figures compare to 7.25% and 9.00% in 2002, respectively.

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

         As of September 30, 2002, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 2001.

ITEM 4--CONTROLS AND PROCEDURES

         An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange
Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        In the quarter ended September 30, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II--OTHER INFORMATION


ITEM 1--LEGAL PROCEEDINGS

Refer to Note 4 of the Corporation's Consolidated Financial Statements.

ITEM 2--CHANGES IN SECURITIES

None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5--OTHER INFORMATION

None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 - Section 906 Certification

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    FIRST FEDERAL CAPITAL CORP


/s/ Jack C. Rusch                                   November 14, 2002
Jack C. Rusch
President and Chief Executive Officer
(duly authorized officer)


/s/ Michael W. Dosland                              November 14, 2002
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

I, Jack C. Rusch, certify that:


1. I have reviewed this quarterly report on Form 10-Q of First Federal Capital Corp.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                          /s/ Jack C. Rusch
                                          -------------------------------------
                                          Jack C. Rusch
                                          President and Chief Executive Officer
                                            (duly authorized officer)

I, Michael W. Dosland, certify that:


1. I have reviewed this quarterly report on Form 10-Q of First Federal Capital Corp.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                           /s/ Michael W. Dosland
                                           ----------------------------
                                           Michael W. Dosland
                                           Senior Vice President and
                                           Chief Financial Officer