Form 10-K
period 2002-12-31
FIRST FEDERAL CAPITAL CORP
filed 2003-03-19
CIK 851207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

           Securities registered pursuant to Section 12(g)of the Act:
                     COMMON STOCK, PAR VALUE $.10 PER SHARE
                         PREFERRED STOCK PURCHASE RIGHTS
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as the Registrant has been subject to such requirements), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of most recently completed second fiscal quarter (June 30, 2002), was approximately $356.8 million. This amount was based on the closing price of $22.10 per share of the Registrant's common stock as of the same date.

Indicate by check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of March 3, 2003, was 19,702,712 (net of 513,221 shares held as treasury stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

================================================================================

                           FORM 10-K TABLE OF CONTENTS

                                                                                                            Page
PART I

        Item 1--Business..................................................................................    2

        Item 2--Properties................................................................................   15

        Item 3--Legal Proceedings.........................................................................   15

        Item 4--Submission of Matters to a Vote of Security Holders.......................................   15

PART II

        Item 5--Market for Registrant's Common Equity and Related Stockholder Matters.....................   16

        Item 6--Selected Financial Data...................................................................   17

        Item 7--Management's Discussion and Analysis of Financial Condition and Results of
                Operations................................................................................   18

        Item 7A--Quantitative and Qualitative Disclosures about Market Risk...............................   37

        Item 8--Financial Statements and Supplementary Data...............................................   40

        Item 9--Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure................................................................................   72

PART III

        Item 10--Directors and Executive Officers of the Registrant.......................................   73

        Item 11--Executive Compensation...................................................................   73

        Item 12--Security Ownership of Certain Beneficial Owners and Management and Related
                 Stockholder Matters......................................................................   73

        Item 13--Certain Relationships and Related Transactions...........................................   73

PART IV

        Item 14--Controls and Procedures..................................................................   73

        Item 15--Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................   73

SIGNATURES................................................................................................   76

CERTIFICATION.............................................................................................   78

EXHIBITS..................................................................................................   81

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

                                     PART I

ITEM 1--BUSINESS

FIRST FEDERAL CAPITAL CORP

         This section of the report contains general information about First Federal Capital Corp (the "Corporation"), its wholly-owned subsidiary First Federal Capital Bank (the "Bank"), and the Bank's wholly-owned subsidiaries (collectively "the reporting group"). Included in this section is information regarding the reporting group's markets and business environments, significant operating and accounting policies, practices, and procedures, as well as its competitive and regulatory environments. Information regarding the reporting group's current financial condition and results of operations is included in
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and Part II, Item 8, "Financial Statements and Supplementary Data". This section should be read in conjunction with those sections.

         The Corporation's principal office is located at 605 State Street, La Crosse, Wisconsin, 54601, and its telephone number is (608) 784-8000. The Corporation's web page is located at www.firstfed.com. The Corporation will make available on its website free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with the Securities and Exchange Commission.

FIRST FEDERAL CAPITAL BANK

         The Bank was founded in 1934 and is a federally-chartered, federally-insured, savings bank headquartered in La Crosse, Wisconsin. Effective March 1, 2003, the Bank changed its name from "First Federal Savings Bank La Crosse-Madison" to "First Federal Capital Bank". The new name will appear on all legal documents and official communications beginning on that date. Signs, promotional messages, letterhead, and business cards will not change, but will continue to carry the "First Federal" name and logo. This change was made to more appropriately reflect the Bank's expansion into many new geographic markets in recent years, as well as its expansion into business banking in 2001.

         The Bank's primary business is community banking, which includes attracting deposits from and making loans to the general public and private businesses, as well as governmental and non-profit entities. In addition to deposits, the Bank obtains funds through borrowings from the Federal Home Loan Bank of Chicago ("FHLB"), as well as through other sources such as securities sold under agreements to repurchase and purchases of federal funds. These funding sources are principally used to originate loans, including single-family residential loans, commercial real estate loans, business loans and lines of credit, consumer loans, and education loans. The Bank also purchases and/or participates in loans from third-party financial institutions and invests in mortgage-backed and related securities. The Bank is also an active seller of residential loans in the secondary market.

         The Bank's primary market areas for conducting its activities consist of communities located in the southern two-thirds of Wisconsin, northern Illinois, and south-eastern Minnesota. The Bank maintains 89 banking offices in its market areas. Twenty of these offices are located in the Madison metropolitan area, six in the La Crosse metropolitan area, five in the city of Eau Claire, four in the Appleton and Wausau areas, three each in the Beloit, Hudson, Oshkosh, and Green Bay areas, and two each in the cities of Kenosha, Janesville, Neenah, and Racine, Wisconsin. The Bank also maintains one banking facility in fifteen other cities located throughout its market area in Wisconsin. The Bank also has six offices in the Rockford, Illinois, area and seven offices in Minnesota, including four in Rochester. Finally, the Bank has two separate residential loan production offices in Appleton, Wisconsin.

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

         Despite its reorganization along functional rather than product lines, the Corporation continues to account for its operations along product lines. The Corporation tracks profitability in five major areas: (i) residential lending,
(ii) commercial real estate lending, (iii) consumer lending, (iv) education lending, and (v) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes mortgage-backed securities ("MBSs") that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, as well as functions related to the origination and servicing of such loans. Consumer lending consists of the Corporation's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans. The education loan portfolio consists of loans originated through programs sponsored by the federal government, as well as functions related to the origination and servicing of such loans. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. As previously noted, however, MBSs collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

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

         For additional discussion regarding the Corporation's reportable segments, refer to Note 14 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data", as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

LENDING ACTIVITIES

         GENERAL The principal categories of loans in the Corporation's portfolio are conventional real estate loans secured by single-family residences, commercial real estate loans secured by multi-family residential and non-residential real estate, consumer loans secured primarily by second mortgages on single-family residences and automobiles, government-guaranteed education loans, and commercial loans to businesses secured by varied collateral or consideration. Although the Corporation also originates single-family residential loans that are insured or partially guaranteed by federal and state agencies, the Corporation does not generally retain such loans in its residential loan portfolio. As of December 31, 2002, approximately 69% of the Corporation's total assets consisted of loans held for investment purposes.

         RESIDENTIAL LENDING Single-family residential loans accounted for approximately 35% of the Corporation's gross loans as of December 31, 2002. Applications for single-family residential and construction loans are accepted by commission-based employees of the Corporation at a number of locations (most of which are located with deposit-taking offices) and by salaried employees at a few other deposit-taking offices that are able to handle such applications.

         In general, the Corporation retains in its portfolio only single-family residential mortgage loans that provide for periodic adjustments of the interest rate ("adjustable-rate mortgage loans"). These loans generally have terms of up to 30 years and interest rates that adjust every one to two years in accordance with an index based on the yield on certain U.S. government securities. A portion of these loans may guarantee borrowers a fixed rate of interest for the first three to five years of the loan's term. Furthermore, most of these loans have annual interest rate change limits ranging from 1% to 2%, maximum lifetime interest rates ranging from 11% to 14%, and minimum lifetime floor rates of approximately 6% to 7%. It is the Corporation's practice from time-to-time to discount the interest rate it charges on its adjustable-rate mortgage loans during the first one to five years of the loan, which has the effect of reducing a borrower's payment during such years. In addition, most of the Corporation's owner-occupied adjustable-rate mortgage loan agreements permit borrowers to convert their adjustable-rate loans to fixed-rate loans under certain circumstances in exchange for a fee. Upon conversion, the Corporation generally sells such loans in the secondary market.

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

         Although the Corporation generally retains only adjustable-rate mortgage loans in its portfolio, it continues to originate and service fixed-rate mortgage loans in order to provide a full range of products to its customers. In general, such loans are originated only under terms, conditions, and documentation standards that make such loans eligible for sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), the FHLB, and other institutional investors. The Corporation generally sells these loans at the time they are originated, but continues to service these loans for its customers. In addition, the Corporation generally sells any adjustable-rate mortgage loans that convert to fixed-rate loans in accordance with options granted to such borrowers in the original loan documents, as previously described. Sales of mortgage loans provide additional funds for lending and other business purposes.

         Sales or securitizations of mortgage loans through FHLMC and FNMA have generally been under terms that do not provide for any recourse against the Corporation by the investor. In the case of sales to the FHLB, however, the Corporation retains the credit risk on the underlying loans in exchange for a credit enhancement fee. Furthermore, the Corporation on occasion has also retained the credit risk on certain securitizations of its own loans into MBSs through FHLMC or FNMA.

         The Corporation's general policy is to lend up to 80% of the independently appraised value of the property securing a first mortgage loan (referred to as the "loan-to-value ratio"). The Corporation will occasionally lend in excess of an 80% loan-to-value ratio on a first mortgage loan, but will generally require the borrower to obtain private mortgage insurance on the portion of the loan that exceeds 80%. The Corporation receives commission revenue from the independent insurance providers that sell such policies to the Corporation's loan customers. Beginning in 2001, premium revenue on the sale of such policies is also received through a wholly-owned, second-tier subsidiary of the Bank. This revenue is received in exchange for the subsidiary's reinsurance of a portion of the mortgage impairment risk. Refer to "Subsidiaries", below, for additional discussion.

         In 2001, the Corporation began to offer loan programs to qualifying borrowers with good credit standing which will enable them to obtain a second mortgage loan from the Corporation in conjunction with their first mortgage loan. Under these programs, the combined principal balance of the loans will not exceed 100% of the property's value and the Corporation will waive the requirement for private mortgage insurance.

         The Corporation also originates loans to individuals to construct single-family residences. Such loans accounted for approximately 3% of the Corporation's gross loans as of December 31, 2002. Construction loans may be made without commitments to purchase the property being constructed and the borrower may not have take-out commitments for permanent financing on hand at the time of origination. Construction loans generally have a maturity of 6 to 12 months and a fixed rate of interest, with payments being made monthly on an interest-only basis. Construction loans are otherwise underwritten and approved in the same manner as other single-family residential loans. Construction loans, however, are generally considered to involve a higher degree of risk than conventional residential mortgage loans. This is because the risk of loss is largely dependent on the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds, if necessary. This risk has not had any adverse effect on the Corporation to date, although no assurances can be made with respect to future periods.

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

         COMMERCIAL REAL ESTATE LENDING Multi-family residential loans and non-residential real estate loans (together "commercial real estate loans") accounted for approximately 24% of the Corporation's gross loans as of December 31, 2002. Applications for commercial real estate loans are accepted at the Corporation's offices in La Crosse, Madison, Appleton, Milwaukee, and Wausau, Wisconsin, and Rochester, Minnesota. Underwriting and approval of commercial real estate loans, originated by commissioned loan officers located in such offices, is performed at the Corporation's main office in La Crosse, as is the servicing of such loans on an on-going basis. Commercial real estate loans originated in conjunction with a business banking relationship are underwritten and approved by authorized personnel in the local market where business banking products and services are sold (currently La Crosse, Wausau, and Rochester). Such loans are subject to the general policies and procedures outlined in "Commercial Business Lending", below. It is the Corporation's general policy to restrict its commercial real estate lending to loans secured by properties located within a 300-mile radius of La Crosse, which includes all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota.

         The Corporation's emphasis in commercial real estate lending is on loans secured by collateral classified as Type A properties, which include multi-family residential properties, retail shopping establishments, office buildings, and multi-tenant industrial buildings. To a lesser extent, the Corporation also makes loans secured by collateral classified as Type B properties, examples of which include nursing homes, single-tenant industrial buildings, hotels and motels, and churches. The Corporation's current policy is to make only a limited amount of loans secured by collateral classified as Type C properties, examples of which include restaurants, recreation facilities, and other special purpose facilities.

         Applications for commercial real estate loans are generally obtained from existing borrowers, direct contacts by loan officers, and referrals. In general, these loans have amortization periods ranging from 20 to 30 years, mature in ten years or less, and have interest rates which are fixed for one to five years--thereafter adjusting in accordance with a designated index that is generally subject to a floor and a ceiling. Loan-to-value ratios on the Corporation's commercial real estate loans may be as high as 80%. In addition, as part of the criteria for underwriting commercial real estate loans, the Corporation generally imposes on potential borrowers a "debt coverage ratio" (the ratio of net cash from operations before payment of debt service to debt service). This ratio varies depending on the nature of the collateral, but is always greater than 115%. It is also the Corporation's general policy to obtain personal guarantees on its commercial real estate loans and, when such guarantees cannot be obtained, to impose more stringent loan-to-value ratios, debt coverage ratios, and other underwriting requirements.

         The Corporation occasionally purchases commercial real estate loans from third-party financial institutions. In general, such loans are subject to the same geographic restrictions and underwriting standards as loans originated directly by the Corporation. The Corporation, however, does not generally service such loans after their acquisition.

         From time-to-time the Corporation originates loans to construct multi-family residential and non-residential real estate properties. Such loans accounted for approximately 2% of the Corporation's gross loans as of December 31, 2002. Construction loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Corporation's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds if such should become necessary.

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

         The Corporation has attempted to minimize the foregoing risks by adopting what management believes are conservative underwriting guidelines that impose more stringent loan-to-value ratios, debt coverage ratios, and other requirements on loans, which are believed to involve higher elements of risk. The Corporation also requires independent appraisals on all loans, requires personal guarantees where appropriate, limits the geographic area in which the Corporation will make construction loans, and limits the types of loans in its portfolio, as previously described.

         CONSUMER LENDING The Corporation offers consumer loans in order to provide a full range of financial services to its customers. Such loans accounted for approximately 24% of the Corporation's gross loans as of December 31, 2002. Most of the Corporation's consumer loan portfolio consists of second mortgage loans and home equity lines of credit, but also includes automobile loans, recreational vehicle and mobile home loans, deposit account secured loans, and unsecured lines of credit or signature loans. The Corporation services all of its own consumer loans.

         Applications for consumer loans are taken at most of the Corporation's banking offices, through its internet banking channel, and over the phone at the Corporation's headquarters in La Crosse. Applications for automobile loans are also accepted through relationships established with a limited number of qualifying automobile dealerships ("indirect automobile lending"). The majority of consumer loans are underwritten, approved, and serviced on an on-going basis at the Corporation's headquarters. In the case of indirect automobile lending, such loans are underwritten and approved by the office that has established the business banking relationship with the automobile dealership. As of December 31, 2002, indirect lending was only being conducted in Rochester, Minnesota.

         Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk than such loans because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower's continuing financial stability, are more likely to be affected by adverse personal circumstances, and are often secured by rapidly depreciating personal property such as automobiles. In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower. However, such risks are mitigated to some extent in the case of second mortgage loans and home-equity lines of credit. These types of loans are secured by a second mortgage on the borrower's residence for which the total principal balance outstanding (including the first mortgage) does not generally exceed 100% of the property's value. Second mortgage loans are generally fixed-rate and may have terms of up to ten years.

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

         In conjunction with its consumer lending activities, the Corporation offers customers credit life and disability insurance products underwritten and administered by an independent insurance provider. The Corporation receives commission revenue related to the sales of these products. In addition, a wholly-owned subsidiary of the Bank receives premium revenue in exchange for the portion of the insurance risk it has reinsured on these sales. Refer to "Subsidiaries", below, for additional discussion.

         EDUCATION LENDING The Corporation offers education loans through programs sponsored by the federal government. As such, the federal government guarantees most of the principal and interest on such loans. A third party services the loans for the Corporation after they are originated. Education loans accounted for approximately 9% of the Corporation's gross loans as of December 31, 2002.

         COMMERCIAL BUSINESS LENDING As of December 31, 2002, commercial business loans accounted for approximately 3% of the Corporation's gross loans. These loans may take the form of lines of credit, single payment loans, or term payment loans, and may be secured or unsecured depending on the creditworthiness of the borrower. The Corporation operates under a commercial business lending policy that establishes a number of tenets that guide management in making commercial lending decisions. Among these tenets are the purpose of the loan, the source of repayment, and an alternate source of repayment (generally in the form of collateral or outside guarantee). Applications for commercial business loans are accepted at the Corporation's offices in La Crosse and Wausau, Wisconsin, as well as Rochester, Minnesota. Lending relationships with total related borrowings of less than $1.0 million are underwritten and approved by authorized personnel in these local markets. Lending relationships between $1.0 million and $2.5 million are approved by an intermediate commercial loan committee. Lending relationships between $2.5 million and $5.0 million are approved by the Corporation's senior loan committee. Finally, lending relationships in excess of $5.0 million are approved by the Corporation's board of directors. It is the Corporation's general policy to restrict its commercial business lending to a market area defined as within a 150-mile radius of any office location where business banking products and services are sold.

         Commercial business loans are generally made for business expansion or ongoing business needs. The purpose of commercial business loans can include the purchase of equipment or the provision of operating capital for the financing of accounts receivable and inventory. Commercial business loans are not generally made for the purpose of acquiring real estate. Rather, such loans are typically classified as "commercial real estate loans". However, real estate may occasionally be accepted as incidental collateral on a loan made for another business purpose. In general, such loans continue to be classified as "commercial business loans".

         Commercial business loans generally have shorter terms and higher rates of interest than conventional mortgage loans but typically involve more credit risk than such loans because of the nature of the collateral and, in some instances, the absence of collateral. Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses.

         The Corporation occasionally participates in commercial business loans originated by third-party financial institutions. In general, such loans are subject to the same geographic restrictions and underwriting standards as loans originated by the Corporation. The Corporation, however, does not generally service such loans.

         The Corporation believes that the higher yields earned on commercial business loans compensate for the increased risk associated with such loans and that commercial business loans are important to the Corporation's efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio.

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

         When a loan is placed on non-accrual and/or non-performing status, the Corporation generally institutes foreclosure or other collection proceedings. Real estate property acquired by the Corporation as a result of foreclosure or deed-in-lieu of foreclosure is classified as "real estate" and is considered "non-performing" until it is sold. Other property acquired through adverse judgment, such as automobiles and other depreciable assets, are generally classified as an "other asset". The amount of foreclosed real estate and other repossessed property has not been material to the Corporation in recent years.

         Federal regulations require thrift institutions to classify their assets on a regular basis. Accordingly, the Corporation has internal policies and procedures in place to evaluate risk ratings on all loans. In addition, in connection with examinations of thrift institutions, federal examiners have authority to classify problem assets as "Substandard", "Doubtful", or "Loss". An asset is classified as "Substandard" if it is determined to involve a distinct possibility that the Corporation could sustain some loss if deficiencies associated with the loan are not corrected. An asset is classified as "Doubtful" if full collection is highly questionable or improbable. An asset is classified as "Loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "Special Mention" designation, described as assets which do not currently expose the Corporation to a sufficient degree of risk to warrant adverse classification, but which possess credit deficiencies or potential weaknesses deserving management's close attention. If an asset or portion thereof is classified as "Loss", the Corporation must either establish a specific allowance for the portion of the asset classified as "Loss", or charge off such amount. Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for additional discussion.

         ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE The Corporation's policy is to establish allowances for estimated losses on specific loans and real estate when it determines that losses are probable. In addition, the Corporation maintains a general loss allowance against its loan and real estate portfolios that is based on its own loss experience, management's ongoing assessment of current economic conditions, the credit risk inherent in the portfolios, and the experience of the financial services industry. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         Management of the Corporation believes that the current allowances established by the Corporation are adequate to cover probable and estimable losses in the Corporation's loan and real estate portfolios. However, future adjustments to these allowances may be necessary and the Corporation's results of operations could be adversely affected if circumstances differ substantially from the assumptions used by management in making its determinations in this regard.

INVESTMENT AND MORTGAGE-RELATED SECURITIES

         The Corporation periodically invests in collateralized mortgage obligations ("CMOs") and MBSs (collectively "mortgage-backed and related securities"). As of December 31, 2002, such investments accounted for approximately 13% of the Corporation's total assets.

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

         In addition to MBSs and CMOs, federally-chartered savings institutions such as the Bank have authority to invest in various other types of investment securities, including U.S. and state government obligations, securities of various federal agencies, certificates of deposit issued by insured banks and savings institutions, and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally-chartered savings institution is authorized to make directly. In general, investments in these types of securities are limited to the four highest credit categories as established by the major independent credit-rating agencies. Excluding U.S. government and federal agency securities and mutual funds that invest exclusively in such securities, the Corporation does not invest in individual securities that exceed 10% of its stockholder's equity. As of December 31, 2002, the Corporation held no investment securities.

         The Corporation classifies its mortgage-backed and related securities and its other investment securities as either available for sale or held for investment. For additional discussion, refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

SOURCES OF FUNDS

         DEPOSIT LIABILITIES The Corporation's current deposit products include regular savings accounts, checking accounts, money market deposit accounts, individual retirement accounts, and certificates of deposit ranging in terms from three months to five years. Substantially all of the Corporation's deposits are obtained from individuals and businesses located in Wisconsin, northern Illinois, and south-eastern Minnesota. As of December 31, 2002, deposit liabilities accounted for approximately 78% of the Corporation's total liabilities and equity.

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

         The principal methods used by the Corporation to attract deposit accounts include offering a variety of products and services, competitive interest rates, and convenient office locations and hours. Most of the Corporation's free-standing banking offices have drive-up facilities and 49 of the Corporation's banking facilities are located in supermarkets. The Corporation also owns over 114 ATM machines, most of which are located in the Corporation's primary markets. Depositors may also obtain a debit card from the Corporation, which allows them to purchase goods and services directly from merchants. The same debit card also provides access to the ATM network.

         From time-to-time, the Corporation has also used certificates of deposit sold through third-party brokers ("brokered deposits") as an alternative to borrowings from the FHLB. FDIC regulations govern the acceptance of brokered deposits by insured depository institutions such as the Corporation. At December 31, 2002, the Corporation had $5.3 million in brokered deposits outstanding.

         FEDERAL HOME LOAN BANK ADVANCES The Corporation obtains advances from the FHLB secured by certain of its home mortgage loans and mortgage-related securities, as well as stock in the FHLB, a minimum amount of which the Corporation is required to own. Such advances may be made pursuant to several different credit programs, each with its own interest rate and range of maturity dates. As of December 31, 2002, FHLB advances accounted for approximately 13% of the Corporation's total liabilities and equity.

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

         Securities sold under repurchase agreements are physically delivered to the broker-dealers that arrange the transactions. The broker-dealers may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations. The Corporation is exposed to risk in these types of transactions in that changes in market prices, economic losses, or other factors could prevent or delay the counter-parties in the transaction from returning the securities at the maturity of the agreement. The Corporation limits its exposure to such risk by utilizing standard industry agreements, limiting transactions to large, reputable broker-dealers, limiting the amount that can be borrowed from an individual broker-dealer, and limiting the duration of such agreements (typically one to six months). There were no securities sold under agreements to repurchase as of December 31, 2002.

         FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS The Corporation has lines of credit with three financial institutions. These lines, which amount to $60.0 million in the aggregate, permit the overnight purchase of federal funds. The Corporation also has a standard line of credit with one of these institutions in the amount of $35.0 million. As of December 31, 2002, there was $17.0 million outstanding under these lines of credit.

SUBSIDIARIES

         The Bank has a number of subsidiaries that engage in certain activities that management believes are more appropriately conducted by a subsidiary of the Bank. Following is a brief description of each subsidiary.

         FIRST CAP HOLDINGS, INC. The Bank formed a wholly-owned subsidiary in the State of Nevada in 1993. The subsidiary, First Cap Holdings, Inc. ("FCHI"), was formed to consolidate and improve the efficiency, management, safekeeping, and operations of the Bank's investment securities portfolio and certain other holdings. In addition, the formation of FCHI has resulted in a lower effective income tax rate for the Bank because the State of Nevada does not currently impose a corporate income tax. As of December 31, 2002, FCHI was managing $396 million in investments and mortgage-related securities and $306 million in purchased single-family residential loans for the Bank. FCHI's net income was $21.7 million, $26.4 million, and $27.7 million during the years ended December 31, 2002, 2001, and 2000, respectively. The Bank's net investment in FCHI as of December 31, 2002, was $788 million, which was eliminated in consolidation in accordance with GAAP.

         FIRST REINSURANCE, INC. The Bank formed a wholly-owned subsidiary in the State of Arizona in 1998. The subsidiary, First Reinsurance, Inc. ("FRI"), was formed to reinsure or "underwrite" credit life and disability insurance policies sold to the Bank's consumer loan customers. FRI assumes the first level of risk on these policies and a third-party insurer assumes the remaining risk. The third-party insurer is also responsible for performing most of the administrative functions of the subsidiary on a contract basis. FRI's net income was $153,000, $227,000, and $163,000 during the years ended December 31, 2002,
2001, and 2000, respectively. At December 31, 2002, the Bank's net investment in FRI was $1.3 million, which was eliminated in consolidation in accordance with GAAP.

         TURTLE CREEK CORPORATION The Bank acquired Turtle Creek Corporation ("Turtle Creek") in 1995 as a result of its acquisition of another financial institution. Turtle Creek, a Wisconsin corporation, holds a 40% limited partnership interest in an apartment complex providing housing for low-to-moderate income and elderly persons. Turtle Creek's aggregate investment in this project was $51,000 at December 31, 2002. Turtle Creek had net losses of $23,000, $18,000, and $10,000 during the years ended December 31, 2002, 2001, and 2000, respectively. The

Bank's net investment in Turtle Creek as of December 31, 2002, was $70,000, which was eliminated in consolidation in accordance with GAAP.

         FIRST ENTERPRISES, INC. The Bank's wholly-owned subsidiary, First Enterprises, Inc. ("FEI"), was incorporated in 1971 in the State of Wisconsin. During the period from the late-1970s to the mid-1980s, FEI was primarily involved in the acquisition and development of hotels. Except for the maintenance of its two remaining hotel investments, however, FEI is no longer involved in these types of activities. The principal asset of FEI is its investment in FFMR, described in the next paragraph. FEI had net income of $350,000, $113,000, and $30,000 during the years ended December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, the Bank's net investment in FEI was $1.1 million, which was eliminated in consolidation in accordance with GAAP.

         FF MORTGAGE REINSURANCE, INC. In December 2000, FEI formed FF Mortgage Reinsurance, Inc. ("FFMR"), a Vermont corporation. FFMR was formed to reinsure or "underwrite" a portion of the mortgage impairment insurance policies purchased by the Bank's loan customers (refer to "Lending Activities--Residential Lending"). FFMR assumes a second level of risk on these policies, which is capped at a certain level. Third-party insurers assume the first level of risk, as well as any risk above the capped amount. A third-party management company is responsible for performing most of the administrative functions of the subsidiary on a contract basis. FFMR had net income of $315,000 during the year ended December 31, 2002, and $42,000 in the year ended December 31, 2001, its first year of operations. FEI's net investment in FFMR as of December 31, 2002, was $1.0 million, which was eliminated in consolidation in accordance with GAAP.

COMPETITION

         The Corporation faces significant competition in attracting deposits through its branch network. Its most direct competition has historically come from commercial banks, credit unions, and other savings institutions located in its market area. In addition, the Corporation faces significant competition from mutual fund and insurance companies, as well as primary financial markets such as the stock and bond markets. The Corporation competes for deposits principally by offering customers a variety of deposit products, competitive prices, convenient branch locations and operating hours, and other services. The Corporation does not rely upon any individual group or entity for a material portion of its deposits.

         The Corporation's competition for loans comes principally from mortgage banking companies, other savings institutions, commercial banks, finance and insurance companies, and credit unions. The Corporation competes for loan originations primarily through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers, the variety of its products, and on referrals from real estate brokers, builders, and business customers.

REGULATION AND SUPERVISION

         References in this section to applicable laws and regulations are brief summaries only. All such summaries are qualified in their entirety by the applicable laws and regulations, which you should consult to understand their details and operation.

         REGULATION OF THE CORPORATION The Corporation is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act ("HOLA"). As such, the Corporation is registered with and subject to OTS examination and supervision as well as to certain OTS reporting requirements. The Corporation is also required to file certain reports and otherwise comply with the rules and regulations of the Securities and Exchange Commission ("SEC"). Furthermore, the Corporation is limited with respect to the transactions it can execute with its affiliates (including the Bank), and its ability to acquire control of another insured financial institution, as specified more fully in the applicable regulations. There generally are no restrictions as to activities of a unitary savings and loan holding company such as the Corporation as long as its sole insured subsidiary, the Bank, continues to meet certain regulatory requirements, which management believes it did as of December 31, 2002.

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

                  INSURANCE OF DEPOSITS The Bank's savings deposits are insured by SAIF, which is administered by the FDIC, up to the maximum extent provided by law, currently $100,000 for each depositor. The Bank is subject to a risk-based insurance assessment system under which higher insurance assessment rates are charged to those thrift institutions that are deemed to pose greater risk to the deposit insurance fund. Under this system, insurance assessments range from 0% of deposits for the healthiest financial institutions to 0.27% of deposits for the weakest. This risk-based assessment schedule is identical to that for institutions insured by the Bank Insurance Fund ("BIF"), which is also administered by the FDIC. Under both funds, the insurance assessment paid by a particular institution will depend on the "supervisory rating" it receives from the FDIC ("A," "B," or "C") and on its regulatory capital level ("well capitalized," "adequately capitalized," or "undercapitalized"). Based upon its current supervisory rating and regulatory capital level, and assuming no change in the Bank's risk classification or in overall premium assessment levels, the Bank anticipates that its insurance assessment for 2003 will be zero, which is the same as the Bank's 2002 rate.

                  CAPITAL STANDARDS The Bank is subject to minimum regulatory capital requirements as specified by OTS regulations. As more fully described in such regulations, the Bank is subject to a leverage limit of at least 3% of total assets, a tangible capital limit of at least 1.5% of total assets and a risk-based capital limit of at least 8% of risk-weighted assets. As of December 31, 2002, the Bank exceeded all minimum regulatory capital requirements as specified by the OTS.

                  The Bank is also subject to minimum regulatory capital requirements as specified by FDIC regulations. As more fully described in such regulations, the Bank must meet the following capital standards to be classified as "adequately capitalized" under FDIC guidelines: (1) Tier 1 capital in an amount not less than 4% of adjusted total assets, (ii) Tier 1 capital in an amount not less than 4% of risk-weighted assets, and (iii) total capital in an amount not less than 8% of risk-weighted assets. As of December 31, 2002, the Bank exceeded all minimum regulatory capital requirements as specified by the FDIC. For additional discussion, refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data."

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

                  QUALIFIED THRIFT LENDER TEST A savings association that does not meet the Qualified Thrift Lender Test ("QTL Test"), as set forth in the HOLA and OTS regulations, may lose access to FHLB advances and must either convert to a bank charter or comply with certain restrictions on its operations. Under the QTL Test, a savings association is required to maintain a certain percentage of its assets in qualifying investments, as defined by regulations. In general, qualifying investments consist of housing-related assets. At December 31, 2002, the Bank's assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

                  FEDERAL HOME LOAN BANK SYSTEM The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member financial institutions. The Bank, as a member of the FHLB of Chicago, is required to purchase and hold shares of capital stock in the FHLB of Chicago. The requirement is equal to the greater of 1% of the Bank's aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB of Chicago. At December 31, 2002, the Bank had a $55.6 million investment in the stock of the FHLB of Chicago and was in compliance with this requirement.

                  The Bank's investment in FHLB stock, its single-family mortgage loans, and certain other assets (consisting principally of CMOs and MBSs) are used to secure advances from the FHLB of Chicago. The interest rates charged on advances vary with the maturity of the advance and the FHLBs own cost of funds.

                  FEDERAL RESERVE SYSTEM Regulation D, as promulgated by the Federal Reserve Board, requires savings institutions to maintain non-interest-earning reserves against certain transaction deposit accounts and other liabilities. At December 31, 2002, the Bank's minimum required reserve level was $49.6 million and it was in compliance with the regulation.

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

                  COMMUNITY REINVESTMENT ACT Under the Community Reinvestment Act of 1977, as amended (the "CRA"), and as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank's latest CRA rating, received in 2002, was "Outstanding".

TAXATION

         FEDERAL TAXATION The Corporation is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "IRC"). The Corporation, the Bank, and the Bank's wholly-owned subsidiaries (excluding FRI) file consolidated federal income tax returns, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. The consolidated entity pays taxes at the federal statutory rate of 35% of its taxable income, as defined in the IRC. Refer to Notes 1 and 9 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item, 8, "Financial Statements and Supplemental Data," for additional discussion. As of December 31, 2002, the Corporation had no material disputes outstanding with Internal Revenue Service.

         STATE TAXATION The states of Wisconsin, Illinois and Minnesota impose a tax on their apportioned shares of the Corporation's taxable income at the rate of 7.9%, 7.3% and 9.8%, respectively (all state income taxes are deductible on the Corporation's federal income tax return). These states' definitions of taxable income are generally similar to the federal definition, except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes (except for Illinois, which allows a deduction for taxes paid to other states), and, in Wisconsin and Minnesota, net operating losses may be carried forward but not back. Minnesota and Illinois require the filing of combined state income tax returns, whereas Wisconsin currently requires separate returns for each entity in the consolidated group.

         FCHI is incorporated in the State of Nevada, which does not currently impose a corporate income tax. Although the earnings of FCHI are not currently subject to taxation in the State of Wisconsin, from time-to-time the government of the State of Wisconsin proposes legislation that would require consolidated income tax returns for entities headquartered in the state. To date, none of these legislative proposals have been passed into law. In addition, from time-to-time the Wisconsin Department of Revenue ("WDR") attempts to impose consolidated income tax reporting on banking entities in the state that have investment subsidiaries in Nevada similar to the Corporation, although the Corporation has never been the target of such efforts by the WDR.

         If legislation referred to in the previous paragraph were to ever be passed into law, or were the WDR to be successful in imposing consolidated income tax reporting on banking entities within the state, such efforts could result in the earnings of FCHI being subject to taxation in the State of Wisconsin. If the Corporation had been required to file a consolidated state income tax return in Wisconsin for the year ended December 31, 2002, the Corporation's income tax expense would have been approximately $1.7 million higher than that which has been reported. This would have reduced diluted and basic earnings per share by approximately $0.08 per share. At this time, management of the Corporation is not aware of any legislative proposals that would result in the filing of a consolidated state income tax return in the State of Wisconsin. Furthermore, the Corporation is not aware of any successes on the part of the WDR in imposing combined reporting on any banking entities in the state. However, there can be no assurances that legislation will not be introduced and passed into law in the future or that the WDR will not be successful in imposing combined reporting on the banking industry in the state.

ITEM 2--PROPERTIES

         As of December 31, 2002, the Corporation conducted its business from its corporate offices in La Crosse, Wisconsin, 86 other banking facilities located throughout Wisconsin, northern Illinois, and south-eastern Minnesota, and two separate loan production offices, also located in Wisconsin. At such date, the Corporation owned the building and/or land for 29 of its offices and leased the building and/or the land for its remaining 60 properties, including 49 located in supermarkets. The Corporation also owns or leases certain other properties to meet various business needs. For additional information, refer to
Note 5 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

ITEM 3--LEGAL PROCEEDINGS

         The information required herein is included in Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for vote during the fourth quarter of 2002.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Corporation's common stock is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol FTFC. As of February 14, 2003, the Corporation had 19,707,112 common shares outstanding (net of 508,821 shares of treasury stock), 1,410 stockholders of record, 3,103 estimated beneficial stockholders, and 4,513 estimated total stockholders.

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

Dollars in thousands, except for per share amounts
---------------------------------------------------------------------------------------------------------------------
SELECTED BALANCE SHEET DATA AS OF DECEMBER 31             2002         2001         2000         1999         1998
---------------------------------------------------------------------------------------------------------------------
Total assets                                           $3,025,624   $2,717,710   $2,352,726   $2,084,554   $1,786,504
Investment securities available for sale, at fair
 value                                                          -       35,462          817          873            -
Mortgage-backed and related securities:
  Available for sale, at fair value                       366,075      305,980      331,237      252,165      204,109
  Held for investment, at cost                             30,030      134,010       77,299      103,932      102,500
Loans held for investment, net                          2,100,642    1,851,316    1,772,477    1,538,595    1,177,526
Allowance for loan losses                                  11,658        9,962        8,028        7,624        7,624
Mortgage servicing rights, net                             30,171       29,909       23,280       21,728       21,103
Intangible assets                                          43,818       24,946       11,490       12,463       13,485
Deposit liabilities                                     2,355,148    2,029,254    1,699,252    1,471,259    1,460,136
FHLB advances and other borrowings                        417,613      467,447      490,846      469,580      189,778
Stockholders' equity                                      205,452      192,398      146,549      127,275      122,685
=====================================================================================================================

SELECTED OPERATING DATA FOR YEAR ENDED DECEMBER 31        2002         2001         2000          1999        1998
---------------------------------------------------------------------------------------------------------------------
Interest income                                        $  161,250   $  171,533   $  161,436   $  130,071   $  118,668
Interest expense                                           79,726      108,330      101,896       75,953       71,457
---------------------------------------------------------------------------------------------------------------------
  Net interest income                                      81,525       63,202       59,540       54,117       47,211
Provision for loan losses                                   3,468        1,763        1,009          387          293
---------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan
   losses                                                  78,057       61,438       58,531       53,730       46,918
---------------------------------------------------------------------------------------------------------------------
Gain (loss) from sale of investments and other
 assets                                                      (166)          63        1,386            -          343
Other non-interest income                                  63,801       49,464       34,247       35,178       31,017
---------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                63,635       49,527       35,633       35,178       31,360
Non-interest expense                                       87,378       67,119       58,250       54,299       47,597
---------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                         54,313       43,847       35,914       34,609       30,681
Income tax expense                                         19,398       15,398       12,770       12,167       11,257
---------------------------------------------------------------------------------------------------------------------
  Net income                                           $   34,916   $   28,448   $   23,144   $   22,441   $   19,424
=====================================================================================================================

SELECTED OTHER DATA AT OR FOR THE YEAR ENDED DECEMBER 31    2002         2001         2000         1999        1998
---------------------------------------------------------------------------------------------------------------------
Return on average assets                                     1.23%        1.14%        1.04%        1.19%        1.19%
Return on average equity                                    17.56        17.19        17.01        17.63        16.59
Equity to assets at end of period                            6.79         7.08         6.23         6.11         6.87
Tangible equity to tangible assets at end of period          5.42         6.22         5.77         5.54         6.16
Average interest rate spread                                 2.64         2.12         2.34         2.58         2.51
Average net interest margin                                  3.08         2.70         2.83         3.05         3.07
Ratio of allowance for loan losses to total loans
 held for investment at end of period                        0.55         0.54         0.45         0.50         0.65
Ratio of non-performing assets to total assets at
 end of period                                               0.30         0.31         0.19         0.10         0.13
Ratio of non-interest income to total revenue (1)           43.84        43.93        37.44        39.40        39.91
Ratio of non-interest expense to average assets              3.08         2.70         2.62         2.88         2.91
Efficiency ratio during period (2)                          59.71        58.58        60.88        59.65        60.10
Earnings per share:
  Diluted earnings per share                              $  1.73     $   1.51     $   1.25     $   1.17     $   0.98
  Basic earnings per share                                   1.76         1.52         1.26         1.21         1.05
Dividends paid per share                                     0.51         0.47         0.42         0.34         0.27
Stock price at end of period                                19.31        15.70        14.50        14.63        16.38
Book value per share at end of period                       10.43         9.52         7.99         6.92         6.68
Tangible book value per share at end of period               8.20         8.29         7.36         6.24         5.95
Banking facilities at end of period                            89           78           72           64           61
Full-time equivalent employees at end of period             1,213        1,033          897          831          808
=====================================================================================================================

(1) Total revenue is defined as the sum of net interest income and non-interest income.

(2) Excludes amortization of intangible assets and gains on sales of investment securities and other assets.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and analysis in this section should be read in conjunction with Item 8, "Financial Statements and Supplementary Data", as well as Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", and
Part I, Item 1, "Business".

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         CRITICAL JUDGMENTS AND ESTIMATES The Corporation describes all of its significant accounting policies in Note 1, of the Corporation's Audited Consolidated Financial Statements, included herein under Item 8. Particular attention should be paid to two accounting areas that, in management's judgment, require significant judgments and/or estimates on the part of management because of the inherent uncertainties surrounding these areas and/or the subjective nature of the areas. These areas are itemized and referenced as follows.

                  MORTGAGE SERVICING RIGHTS For a detailed discussion of the judgments and estimates relating to the initial recording of and ongoing accounting for mortgage servicing rights, refer to the appropriate section in
Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Item 8. Additional discussion is also available in the "Residential Lending" section of Part I, Item 1, "Business--Lending Activities". Finally, information on the impact mortgage servicing rights have had on the Corporation's financial condition and results of operations for the years ending December 31, 2002, 2001, and 2000, can be found, below, in the sections entitled "Financial Condition--Mortgage Servicing Rights" and "Results of Operations--Non-Interest Income--Mortgage Banking Revenue".

                  ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE For a detailed discussion of the judgments and estimates relating to allowances for losses on loans and real estate, refer to the appropriate section in Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under
Item 8. Additional discussion is also available in the "Non-Performing and Other Classified Assets" section and the "Allowances for Losses on Loans and Real Estate" section of Part I, Item 1, "Business--Lending Activities". Finally, information on the impact loss allowances have had on the Corporation's financial condition and results of operations for the years ending December 31, 2002, 2001, and 2000, can be found, below, in the sections entitled "Financial Condition--Non-Performing Assets" and "Results of Operations--Provisions for Loan Losses".

         NEW ACCOUNTING STANDARDS AND POLICIES During the three-year period ended December 31, 2002, the Corporation adopted no new accounting standards or policies that, in management's judgment, had a material impact on its financial condition or results of operations. However, three new accounting standards were adopted during the period that were significant to the financial services industry as a whole. These standards are itemized in the paragraphs that follow.

                  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 133") The Corporation adopted SFAS 133 in January 2001. For further discussion, refer to "Loans Held for Sale, Derivative Instruments, and Hedging Activities" in Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Item 8.

                  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141, "BUSINESS COMBINATIONS" ("SFAS 141") This new standard requires the purchase method of accounting for all mergers and acquisitions, except in very limited instances. The Corporation adopted SFAS 141 in January 2002. This adoption did not have a material impact on the Corporation because the acquisitions it completed in 2002 and 2001 would have been accounted for using the purchase method regardless of SFAS 141. Refer to Note 15 of the Corporation's Audited Consolidated Financial Statements, included herein under Item 8.

                  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142") The Corporation adopted SFAS 142 in January 2002. For further discussion, refer to "Goodwill and Intangible Assets" in Note 1, as well as Note 6 of the Corporation's Audited Consolidated Financial Statements, included herein under Item 8.

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's earnings for the years ended December 31, 2002, 2001, and 2000, were $34.9 million, $28.4 million, and $23.1 million, respectively. These amounts represented returns on average assets of 1.23%, 1.14%, and 1.04%, respectively, and returns on average equity of 17.56%, 17.19%, and 17.01%, respectively. Diluted earnings per share during these periods were $1.73, $1.51, and $1.25, respectively.

         The increase in net income from 2001 to 2002 was principally due to increases in net interest income, mortgage banking revenue, and community banking revenue. These developments were partially offset by increases in non-interest expense (particularly compensation and employee benefits), provision for loan losses, and income tax expense (the latter due to higher pre-tax earnings).

         The increase in net income from 2000 to 2001 was principally due to increases in mortgage banking revenue, community banking revenue, and net interest income. These developments were partially offset by increases in non-interest expense (particularly compensation and employee benefits), provision for loan losses, and income tax expense (the latter due to higher pre-tax earnings).

         The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of net income during the years ended December 31, 2002, 2001, and 2000.

         NET INTEREST INCOME Net interest income increased by $18.3 million or almost 30% and $3.7 million or 6.2% during the years ended December 31, 2002 and 2001, respectively. The improvement in both of these periods was partly volume related as the Corporation's average interest-earning assets grew by $301 million or 12.8% in 2002 and by $241 million or 11.5% in 2001. The principal source of this growth occurred in the Corporation's consumer, commercial real estate, and commercial business loan portfolios, as well as overnight investments. Asset growth in both periods was principally funded by increases in deposit liabilities and stockholders' equity.

         Also contributing to the increase in net interest income during 2002 and 2001 were significant increases in average non-interest-bearing deposit liabilities, which was the principal reason the Corporation's ratio of average interest-earning assets to average interest-bearing liabilities improved from 110% in 2000 to 112% in 2001 and to 115% in 2002. These improvements were due in part to an increase in custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in these accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased significantly because of increased loan prepayment activity, which was brought about by a historically low interest rate environment.

         The Corporation's interest rate spread increased from 2.12% in 2001 to 2.64% in 2002. This improvement was primarily the result of declines earlier in the year in the Corporation's cost of deposits, which for the year exceeded the decline in yield on the Corporation's earning assets. Despite an overall improvement in interest rate spread during 2002, the current interest rate environment has had an adverse impact on the Corporation's interest rate spread during the latter half of the year. During this time the Corporation's asset yields declined faster than its funding costs due to high levels of refinance activity and an increase in liquidity. Management does not expect the Corporation's interest rate spread to improve substantially in the near term. However, should market interest rates rise later in 2003, management believes that asset yields may improve more quickly than increases in its cost of funds, although there can be no assurances.

         The Corporation's interest rate spread declined from 2.34% in 2000 to 2.12% in 2001. This development partially offset the improvement in net interest income caused by the favorable developments discussed in previous paragraphs. Beginning in 1999 and continuing into 2000, market interest rates increased significantly, led generally by short-term interest rates. The yield curve also flattened substantially, and was even inverted at times during 2000. Although higher interest rates resulted in an increase in the average yield on the Corporation's earning assets in 2000, the cost of the Corporation's interest-bearing liabilities increased by a greater amount, which resulted in an overall decline in the Corporation's average interest rate spread in that year. In 2001, market interest rates reversed trend and declined dramatically, particularly on the short end of the yield curve. However, the Corporation's interest rate spread did not improve because only a relatively small portion of its funding sources repriced or matured during the year.

         The following table sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances for the years ended December 31, 2002, 2001, and 2000.

Dollars in thousands                              2002                           2001                              2000
----------------------------------------------------------------------------------------------------------------------------------
                                     AVERAGE               YIELD/     AVERAGE               YIELD/     AVERAGE              YIELD/
                                     BALANCE   INTEREST    COST       BALANCE   INTEREST    COST       BALANCE   INTEREST   COST
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Single-family mortgage loans     $  789,722  $ 49,673     6.29%   $  817,647  $ 58,799     7.19%   $  769,755  $ 56,637     7.36%
  Commercial real estate loans        542,680    41,224     7.60       498,796    39,973     8.01       433,512    34,479     7.95
  Consumer loans                      439,491    33,476     7.62       355,504    30,530     8.59       306,650    26,202     8.54
  Education loans                     202,375    10,169     5.02       202,504    14,300     7.06       197,415    17,130     8.68
  Commercial business loans            53,247     3,070     5.77         6,459       405     6.27            68         6     8.82
----------------------------------------------------------------------------------------------------------------------------------
    Total loans                     2,027,515   137,611     6.79     1,880,910   144,007     7.66     1,707,400   134,454     7.87
Mortgage-backed and
  related securities                  399,748    18,470     4.62       378,413    24,060     6.36       360,087    24,516     6.81
Investment securities                   2,865        92     3.14         6,482       209     3.15           799        40     5.03
Interest-bearing deposits
  with banks                          166,482     2,505     1.50        52,111     1,585     3.04        10,530       603     5.73
Other earning assets                   48,455     2,571     5.31        26,281     1,672     6.36        24,359     1,822     7.48
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                        2,645,065   161,250     6.10     2,344,197   171,533     7.32     2,103,175   161,436     7.68
Non-interest-earning assets:
  Office properties and equipment      33,560                           28,652                           25,621
  Other assets                        160,343                          116,035                           95,178
----------------------------------------------------------------------------------------------------------------------------------
    Total assets                   $2,838,968                       $2,488,884                       $2,223,974
==================================================================================================================================
Interest-bearing liabilities:
  Regular savings accounts         $  159,953  $  1,151     0.72%   $  116,809  $  1,529     1.31%   $  108,965  $  1,619     1.49%
  Checking accounts                   118,122       475     0.41        80,221       573     0.71        75,062       571     0.76
  Money market accounts               234,044     3,239     1.38       177,128     5,539     3.13       160,950     6,578     4.09
  Certificates of deposit           1,346,628    52,218     3.89     1,257,943    75,944     6.04     1,082,318    64,819     5.99
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      deposits                      1,858,747    57,083     3.07     1,632,101    83,585     5.12     1,427,295    73,588     5.16
FHLB advances                         432,325    22,393     5.18       401,954    22,061     5.49       380,328    22,078     5.80
Other borrowings                       16,254       249     1.53        51,208     2,685     5.24       101,317     6,230     6.15
----------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                   2,307,327    79,726     3.46     2,085,263   108,330     5.20     1,908,940   101,896     5.34
Non-interest-bearing liabilities:
  Non-interest-bearing deposits       300,090                          209,986                          160,963
  Other liabilities                    32,680                           28,098                           18,003
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities               2,640,097                        2,323,347                        2,087,906
Stockholders' equity                  198,871                          165,537                          136,068
----------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      stockholders' equity         $2,838,968                       $2,488,884                       $2,223,974
==================================================================================================================================
Net interest income                            $ 81,525                         $ 63,202                         $ 59,540
==================================================================================================================================
Interest rate spread                                        2.64%                            2.12%                            2.34%
==================================================================================================================================
Net interest income as a
  percent of average
  earning assets                                            3.08%                            2.70%                            2.83%
==================================================================================================================================
Average interest-earning
  assets to average
  interest-bearing liabilities                            114.64%                          112.42%                          110.18%
==================================================================================================================================

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

                                                    2002 COMPARED TO 2001                      2001 COMPARED TO 2000
Dollars in thousands                                 (INCREASE(DECREASE)                        (INCREASE(DECREASE)
------------------------------------------------------------------------------------------------------------------------------
                                                                   RATE/                                       RATE/
                                             RATE      VOLUME     VOLUME       NET       RATE     VOLUME      VOLUME     NET
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Single-family mortgage loans            ($  7,369)  ($ 2,008)   $   251   ($  9,126)  ($ 1,283)  $ 3,524   ($    80)  $ 2,161
 Commercial real estate loans               (2,088)     3,523       (178)      1,251        260     5,193         39     5,492
 Consumer loans                             (3,452)     7,213       (815)      2,946        133     4,174         21     4,328
 Education loans                            (4,125)        (9)         3      (4,131)    (3,187)      442        (83)   (2,828)
 Commercial business loans                     (33)     2,934       (236)      2,665         (2)      564       (163)      399
------------------------------------------------------------------------------------------------------------------------------
   Total loans                             (17,067)    11,653       (982)     (6,396)    (4,079)   13,897       (266)    9,553
 Mortgage-backed and related securities     (6,576)     1,356       (370)     (5,590)    (1,621)    1,248        (83)     (456)
 Investment securities                          --       (116)        (1)       (117)       (14)      286       (103)      169
 Interest-bearing deposits with banks         (800)     3,478     (1,758)        920       (283)    2,382     (1,117)      981
 Other earning assets                         (279)     1,410       (232)        899       (273)      144        (21)     (150)
------------------------------------------------------------------------------------------------------------------------------
 Total net change in income on
  interest-earning assets                  (24,722)    17,781     (3,342)    (10,283)    (6,270)   17,957     (1,591)   10,096
------------------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
 Interest-bearing deposits                 (31,173)     7,969     (3,298)    (26,502)    (1,250)   11,331        (84)    9,997
 FHLB advances                              (1,241)     1,667        (94)        332     (1,204)    1,255        (68)      (17)
 Other borrowings                           (1,899)    (1,833)     1,296      (2,436)      (918)   (3,081)       453    (3,544)
------------------------------------------------------------------------------------------------------------------------------
 Total net change in expense on
  interest-bearing liabilities             (34,313)     7,803     (2,094)    (28,604)    (3,372)    9,505        301     6,434
------------------------------------------------------------------------------------------------------------------------------
 Net change in net interest income        $  9,591    $ 9,978   ($ 1,246)   $ 18,323   ($ 2,898)  $ 8,452   ($ 1,892)  $ 3,662
==============================================================================================================================

         PROVISION FOR LOAN LOSSES Provision for loan losses was $3.5 million, $1.8 million, and $1.0 million during the years ended December 31, 2002, 2001, and 2000, respectively. During 2002 and 2001, the Corporation recorded approximately $1.7 million and $672,000, respectively, in provision for loan losses over-and-above its actual net charge-off activity. These additional provisions were recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management, and were considered proper in light of significant growth in the Corporation's loans held for investment in recent periods, an increased mix of higher-risk consumer loans, commercial real estate loans, and commercial business loans, and an increase in non-performing and classified assets. In addition, in December 2002, $550,000 in specific loss provisions were established on three business loan relationships following management's review of the loans. In all three cases, all or a portion of the loans were past due and/or legal action had commenced to collect that which was owed. Management of the Corporation deemed these loss provisions prudent after consideration of factors such as the absence of current financial information, deteriorating operating results, declines in the valuation of associated collateral, and/or weakening economic conditions. Management does not expect to incur additional losses on this group of loans at this time, although there can be no assurances.

         As of December 31, 2002, 2001, and 2000, the Corporation's allowance for loan losses was $11.7 million, $10.0 million, and $8.0 million, respectively, or 0.55%, 0.54%, and 0.45% of loans held for investment, respectively. The allowance for loan losses was 217%, 176%, and 256% of non-performing loans as of the same dates, respectively. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         The following table summarizes the activity in the Corporation's allowance for loan losses during each of years indicated. The purchased allowances shown for 2001 were from the acquisition of ACB in October 2001.

Dollars in thousands                                                      2002     2001     2000     1999     1998
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                          $ 9,962   $8,028   $7,624   $7,624   $7,638
Provision for losses                                                      3,468    1,763    1,009      387      293
-------------------------------------------------------------------------------------------------------------------
Charge-offs:
 Single-family mortgage loans                                                49       96        -        -        -
 Consumer loans                                                           1,759    1,057      632      408      332
 Education loans                                                             31       36       33       26       33
 Commercial business loans                                                    6        -        -        -        -
-------------------------------------------------------------------------------------------------------------------
   Total loans charged-off                                                1,845    1,189      665      434      365
 Recoveries                                                                  73       98       60       47       58
-------------------------------------------------------------------------------------------------------------------
   Charge-offs net of recoveries                                          1,772    1,091      605      387      307
Purchased allowances                                                          -    1,262        -        -        -
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                                                $11,658   $9,962   $8,028   $7,624   $7,624
===================================================================================================================
Net charge-offs as a percentage of average loans outstanding               0.09%    0.06%    0.04%    0.03%    0.03%
===================================================================================================================
Ratio of allowance to total loans held for investment at end of period     0.55%    0.54%    0.45%    0.50%    0.65%
===================================================================================================================
Ratio of allowance to total non-performing loans                            217%     176%     256%     724%     686%
===================================================================================================================

Note: there were no charge-offs of commercial real estate loans during the five years ended December 31, 2002.

         The following table shows the Corporation's total allowance for loan losses and the allocation to the various loan categories as of December 31 for each of the years indicated.

Dollars in thousands                      2002           2001           2000            1999            1998
----------------------------------------------------------------------------------------------------------------
                                      AMOUNT    %    AMOUNT   %     AMOUNT    %     AMOUNT    %     AMOUNT   %
----------------------------------------------------------------------------------------------------------------
Single-family mortgage loans         $ 1,159  0.16%  $  140  0.02%  $  149   0.02%  $  144   0.02%  $  156  0.04%
Commercial real estate loans           5,669  1.12    7,665  1.50    7,257   1.65    7,088   2.00    7,017  2.43
Consumer loans                         1,138  0.23      873  0.25      585   0.17      355   0.13      414  0.19
Commercial business loans              3,692  5.13    1,284  3.31       37  18.97       37  12.50       37  9.97
----------------------------------------------------------------------------------------------------------------
  Total allowance for loan losses    $11,658  0.55%  $9,962  0.54%  $8,028   0.45%  $7,624   0.50%  $7,624  0.65%
================================================================================================================

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

         NON-INTEREST INCOME Non-interest income for the years ended December 31, 2002, 2001, and 2000, was $63.6 million, $49.5 million, and $35.6 million, respectively. These amounts represented 44%, 44%, and 37% of the Corporation's total revenue during such periods, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2001 to 2002 and 2000 to 2001.

                  COMMUNITY BANKING REVENUE Community banking revenue increased by $4.6 million or 15.8% in 2002 and by $3.8 million or 15.3% in 2001. The following table shows the Corporation's community banking revenue for the twelve-month periods ended December 31.

Dollars in thousands                                        2002         2001         2000
-------------------------------------------------------------------------------------------
Overdraft fees                                            $16,411      $14,132      $12,644
ATM and debit card fees                                     9,837        7,916        6,564
Account service charges                                     2,205        1,863        1,730
Other fee income                                            1,464        1,299        1,523
-------------------------------------------------------------------------------------------
   Total deposit account revenue                           29,917       25,210       22,461
-------------------------------------------------------------------------------------------
Consumer loan insurance premiums and commissions            1,021        1,061        1,072
Other consumer loan fees                                      350          320          101
-------------------------------------------------------------------------------------------
   Total consumer loan revenue                              1,371        1,381        1,173
-------------------------------------------------------------------------------------------
Investment services revenue                                 2,310        2,420        1,537
-------------------------------------------------------------------------------------------
   Total community banking revenue                        $33,598      $29,011      $25,171
===========================================================================================

                  Overdraft fees increased by $2.3 million or 16.1% in 2002 and by $1.5 million or 11.8% in 2001. These increases were due in part to growth of 12.1% and 12.8% in the number of checking accounts serviced by the Corporation during 2002 and 2001, respectively. Also contributing to the growth in community banking revenue was a $1.9 million or almost 25% increase and a $1.4 million or over 20% increase in fees from customers' use of debit cards and ATMs in 2002 and 2001, respectively.

                  Consumer loan revenue declined by $10,000 or less than 1% in 2002 and increased by $208,000 or 17.7% in 2001. The Corporation's principal sources of consumer loan revenue consist of sales of credit life and disability insurance policies to consumer loan customers. In 2002, increased premium and commission revenue associated with increased originations was substantially offset by increased losses on insurance claims. The Bank's wholly-owned reinsurance subsidiary, FRI, assumes the first level of risk on these credit life and disability policies. Refer to Part I, Item 1, "Business--Subsidiaries" for additional discussion.

                  Investment services revenue declined by $110,000 or 4.5% in 2002 and increased by $883,000 or 57% in 2001. The Corporation's principal sources of investment services revenue consist of commissions from sales of tax-deferred annuities, mutual funds, and other debt and equity securities. Investment services revenue declined in 2002 in response to general declines in market interest rates that made tax-deferred annuities less attractive to the Corporation's customers. In addition, general declines in equity markets caused by a declining economy and investor concerns over corporate governance issues and geopolitical risks resulted in lower commissions from sales of mutual funds and other equity investments. Investment services revenue increased in 2001 because of higher sales of tax-deferred annuities in that period. Also contributing was an increase in commissions from sales of mutual funds and other equity investments caused by an increase in the number of registered investment representatives in the Corporation's offices.

                  MORTGAGE BANKING REVENUE Mortgage banking revenue increased by $9.2 million or 50% in 2002 and by $11.0 million or over 150% in 2001. The following table shows the Corporation's mortgage banking revenue for the periods ended December 31.

Dollars in thousands                                         2002         2001        2000
--------------------------------------------------------------------------------------------
Gross servicing fees                                      $  9,532     $  8,374     $  7,481
Mortgage servicing rights amortization                     (25,274)     (15,971)      (3,607)
Mortgage servicing rights valuation (loss) recovery           (750)          67            -
--------------------------------------------------------------------------------------------
   Total loan servicing fees, net                          (16,492)      (7,530)       3,874
--------------------------------------------------------------------------------------------
Gain on sale of mortgage loans                              42,208       24,373        2,540
Other mortgage-related income                                1,758        1,421          851
--------------------------------------------------------------------------------------------
   Total mortgage banking revenue                         $ 27,474     $ 18,264     $  7,265
============================================================================================

                  Gross servicing fees increased by $1.2 million or 13.8% in 2002 and by $893,000 or 11.9% in 2001. These increases were due primarily to $505 million or 22.0% and a $345 million or 17.7% in growth in average loans serviced for others in 2002 and 2001, respectively, compared to year-ago periods. The growth in both periods was caused by a significant increase in the origination and sale of fixed-rate mortgage loans, as described in a later paragraph. Also contributing were increased conversions by borrowers of adjustable-rate mortgage loans into fixed-rate loans. Upon conversion, such loans are generally sold in the secondary market and the Corporation retains the servicing. Finally, in 2001 the Corporation purchased mortgage servicing rights ("MSRs") related to $89.4 million in mortgage loans. Such loans consisted principally of fixed-rate, residential mortgage loans on properties located in Iowa.

                  Amortization of mortgage servicing rights was $25.3 million, $16.0 million, and $3.6 million in 2002, 2001, and 2000, respectively. With market interest rates at historically low levels in 2001 and 2002, loan prepayment activity increased dramatically as borrowers refinanced older, higher-rate residential mortgage loans, into lower-rate loans. As a result of this activity, the Corporation recorded significantly more amortization of mortgage servicing rights in 2002 and 2001 than it did in the year-ago periods.

                  Management expects that interest rates will remain at historically low levels in the near future. If this trend continues, the Corporation will most likely continue to experience high levels of amortization on its MSRs as a result of high levels of loan prepayment activity. Such amortization, however, will most likely be offset by high levels of gains on sales of mortgage loans, although there can be no assurances. It should be noted, however, that declines in market interest rates may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of MSRs--primarily because of increases in market expectations for future prepayments. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market. As of December 31, 2002, the Corporation had recorded $3.4 million in unfavorable mark-to-market adjustments against its mortgage servicing rights, of which $750,000 was recorded through earnings in 2002. If interest rates increase, management expects that future prepayment expectations will decline. If such occurs, the Corporation may be required to recapture through earnings some or all of the mark-to-market adjustment on its MSRs.

                  At December 31, 2002 and 2001, loans serviced for others were $3.0 billion and $2.7 billion, respectively. As of the same dates, mortgage servicing rights were $30.2 million and $29.9 million, respectively. For additional discussion, relating to mortgage servicing rights, refer to Part I,
Item 1, "Business--Lending Activities", and Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

                  Gains on sales of mortgage loans for the years ended December 31, 2002, 2001, and 2000, were $42.2 million, $24.4 million, and $2.5 million, respectively. The increase in 2002 was primarily attributable to a $467 million or 34% increase in the Corporation's mortgage loan sales in 2002. This increase was due to a historically low interest rate environment that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans into fixed-rate loans, both of which were generally sold in the secondary market. The increase in gains on sales of mortgage loans in 2001 was primarily attributable to a $1.2 billion or over 820% increase in the Corporation's mortgage loan sales in 2001. This improvement was also caused by a lower interest rate environment relative to the previous year.

                  Also contributing to the increase in gains on sales of mortgage loans in 2002 and 2001 was an increase in the average gain on individual sales of such loans. In 2002, the average gain was 2.30% compared to 1.76% in 2001 and 1.69% in 2000. These increases were caused by a wider spread between the mortgage rates charged to borrowers by the Corporation and the yield demanded by investors in the secondary market. Contributing to a lesser degree was improved management of the Corporation's mortgage loan pipeline.

                  In recent months, market interest rates have remained at the historically low levels reached in the fourth quarter of 2002. Although there can be no assurances, management expects this trend to continue in the near future. As such, management expects the Corporation's gains on sales of mortgage loans to remain high by historical standards albeit lower than levels obtained in the fourth quarter of 2002. These gains, however, may be offset to some degree by increased amortization of MSRs and/or unfavorable mark-to-market adjustments on MSRs, as more fully described in a previous paragraph.

                  Other mortgage-related income was $1.8 million, $1.4 million, and $851,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The increases in 2002 and 2001 were due in part to increases in fees from customers' conversions of adjustable-rate mortgage loans into fixed-rate mortgage loans due to the low interest rate environment, as previously described. Also contributing were increases in fees received on loans originated as agent for the Wisconsin State Veterans Administration and the Wisconsin Housing and Economic Development Authority.

                  GAIN (LOSS) ON SALES OF INVESTMENTS AND OTHER ASSETS Gain
(loss) on sales of investments and other assets was ($166,000), $63,000, and $1.4 million for the years ended December 31, 2002, 2001, and 2000, respectively. The loss in 2002 was due to the sale of $35.5 million in callable securities issued by various agencies of the U.S. government. Despite the loss on the sale, the holding period return on these securities was comparable to a money market yield, which was the Corporation's minimum expectation when it purchased the securities. The gain in 2000 was caused by the sale of a piece of real estate the Corporation acquired in the 1980s, having originally intended to build a retail office at the location.

                  The recognition of gains or losses from sales of mortgage loans, mortgage-backed and related securities, and other investments is dependent on market and economic conditions. Accordingly, there can be no assurance that the gains reported in prior periods can be achieved in the future or that there will not be significant inter-period variations in the results from such activities. Furthermore, the Corporation is subject to accounting principles established by Statement of Financial Accounting Standards No. 115 ("SFAS 115"), which limits the Corporation's ability to sell investments classified as "held for investment". For additional discussion, refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

                  OTHER NON-INTEREST INCOME Other non-interest income increased by $540,000 or 25% in 2002 and by $378,000 or 20% in 2001. The increases in 2002 and 2001 were due in part to increases in the cash surrender value of the Corporation's bank owned life insurance policies. Also contributing to the increase in 2002 was the receipt of a special dividend related to the Corporation's ownership in its primary ATM network provider.

         NON-INTEREST EXPENSE Non-interest expense for the years ended December 31, 2002, 2001, and 2000, was $87.4 million, $67.1 million, and $58.3 million, respectively. Non-interest expense as a percent of average assets during these periods was 3.08%, 2.70%, and 2.62%, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2001 to 2002 and 2000 to 2001.

                  COMPENSATION AND EMPLOYEE BENEFITS Compensation and employee benefits increased by $12.8 million or over 30% in 2002 and $4.9 million or 13.9% in 2001. In general, the increase in both periods was due to normal annual merit increases, as well as growth in the number of banking facilities operated by the Corporation and the resulting increase in the number of employees. Since December 31, 2000, the Corporation has increased the number of its banking facilities from 72 to 89. In October 2001, the Corporation obtained two locations as a result of its acquisition of ACB in Wausau, Wisconsin, and in April 2002 the Corporation completed the purchase of three banking locations from another financial institution in Rochester, Minnesota. Finally, in September 2002, the Corporation acquired four banking facilities in south-eastern Minnesota from another financial institution. As of December 31, 2002, the Corporation had 1,213 full-time equivalent employees. This compared to 1,033 and 897 as of December 31, 2001 and 2000, respectively.

                  Also contributing to the increase in compensation and employee benefits in 2002 were increased costs as a result of the payment of higher commissions to mortgage loan originators, as well as increased salaries to employees hired to support the roll out of the Corporation's business banking product line. The Corporation intends to expand its offering of business banking products in up to four new markets in 2003, although there can be no assurances. Compensation and employee benefits in both years was also impacted by an increase in the cost of employee healthcare benefits. Such costs rose by $547,000 or 18.0% in 2002 and by $229,000 or 8.2% in 2001.

                  Management recently completed a review of the Corporation's pension plan established for the benefit of its full-time employees. As a result of the review, an additional minimum pension obligation of approximately $1.5 million was recorded in the fourth quarter of 2002. This adjustment did not impact the Corporation's results of operations, as the amount, net of income taxes, was recorded as an offset to stockholders' equity as required by GAAP. As a result of certain amendments to the pension plan and changes in assumptions implemented in conjunction with the review, management believes that the Corporation's pension expense will be substantially higher in 2003. Pension expense for 2003 is expected to approximate $1.6 million compared to $734,000 in 2002. Management expects to reduce the assumption for the expected return on plan assets to 8.50% in 2003. This compares to 9.00% in 2002.

                  OCCUPANCY AND EQUIPMENT Occupancy and equipment expense increased by $2.0 million or 22.9% in 2002 and $894,000 or 11.4% in 2001. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

                  COMMUNICATIONS, POSTAGE, AND OFFICE SUPPLIES Communications, postage, and office supplies expense increased by $1.2 million or 21.9% in 2002 and $951,000 or 22.1% in 2001. These increases were also attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

                  ATM AND DEBIT CARD TRANSACTION COSTS ATM and debit card transaction costs increased by $763,000 or 23.5% in 2002 and $314,000 or 10.7% in 2001. The increase in both years was attributable to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation. During 2002, the Corporation increased to 114 the number of ATMs it owns and operates in its market areas, as compared to 101 at the end of 2001.

                  ADVERTISING AND MARKETING Advertising and marketing costs increased by $710,000 or over 25% in 2002 and $211,000 or 8.9% in 2001. These increases correspond to general increases in prices for marketing-related products and services, as well as increases in the number of communities and/or market areas served by the Corporation.

                  AMORTIZATION OF INTANGIBLES Amortization of intangible assets, which in 2002 consists primarily of deposit-based intangibles, decreased by $387,000 or over 35% in 2002. This decrease was caused by the Corporation's adoption of SFAS 142 in January 2002 (for more information, refer to Note 6 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). Amortization of intangible assets increased by $57,000 or 5.6% in 2001, due to deposit-based intangibles acquired in the acquisition of ACB in October 2001.

                  OTHER NON-INTEREST EXPENSE Other non-interest expenses increased by $3.2 million or more than 50% in 2002, and by $1.5 million or over 30% in 2001. The increase in 2002 was caused by a variety of factors, the most significant of which was increased costs related to servicing of loans for FNMA and FHLB, which increased by $1.2 million or over 115%. Under the terms of its servicing agreements with these investors, the Corporation is required to forward a full month's interest to the investors when certain loans are repaid, regardless of the actual date of the loan payoff. Lower interest rates in 2002 resulted in higher prepayment and refinance activity, which increased the amount of "loan pay-off interest" remitted to FNMA and FHLB. Also contributing to the increase between 2002 and 2001 were merger-related costs associated with the ACB and Rochester transactions, and the establishment of a $416,000 loss allowance for items in the process of collection from customers. With regard to the latter development, the provision was considered prudent by management of the Corporation in light of increases in customer overdrafts and fraudulent transactions. The increase in other non-interest expense in 2001 was caused by increased costs related to the operation and disposition of foreclosed real estate, increased losses on customers' deposit accounts, and increased costs related to servicing of loans for FNMA and FHLB. These factors and the reasons for their cause were substantially the same as those described for 2002.

         INCOME TAX EXPENSE Income tax expense for the years ended December 31, 2002, 2001, and 2000, was $19.4 million, $15.4 million, and $12.8 million, respectively, or 35.7%, 35.1%, and 35.6% of pretax income, respectively. The increase in the Corporation's effective income tax rate during 2002 was due to a higher mix of taxable earnings in the State of Wisconsin relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary and which has no corporate state income tax. The decline in the Corporation's effective income tax rate during 2001 was due in part to the purchase of bank owned life insurance policies. Refer to Part I, Item 1, "Business--Subsidiaries" and "Business--Taxation", for additional discussion relating to the Corporation's tax situation.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the years ended December 31, 2002, 2001, and 2000. This section of the report should be read in conjunction with Note 14 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The following table summarizes the after-tax profits (losses) of the Corporation's profit centers during each of the years ended December 31, 2002, 2001, and 2000.

PROFIT (LOSS) BY PROFIT CENTER                                2002          2001         2000
--------------------------------------------------------------------------------------------------
Mortgage banking                                          $11,679,493   $ 5,192,458   $ 3,630,010
Residential loans                                           7,757,952     6,953,652     8,364,834
Commercial real estate lending                              9,839,007     5,344,423     4,505,490
Consumer lending                                            6,362,992     4,039,371     3,758,533
Education lending                                           2,090,320     2,978,899     3,925,613
Investment and mortgage-related securities                    390,063     1,138,434     1,823,019
Other segments                                               (587,058)     (145,142)     (448,015)
-------------------------------------------------------------------------------------------------
  Subtotal                                                 37,532,766    25,502,095    25,559,484
Non-GAAP adjustments                                       (2,617,224)    2,946,129    (2,415,608)
-------------------------------------------------------------------------------------------------
  Net income                                              $34,915,542   $28,448,225   $23,143,876
=================================================================================================

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities were $11.7 million in 2002 compared to $5.2 million in 2001 and $3.6 million in 2000. Loan origination volumes and loan servicing fees are the principal drivers of performance in this profit center. The Corporation's mortgage banking operation originated $2.2 billion, $1.5 billion, and $524 million in single-family residential loans in the years ended December 31, 2002, 2001, and 2000, respectively. This improvement resulted in a similar increase in the internal origination fees allocated to the mortgage banking profit center.

                  In 2002 and 2001, higher proportions of the Corporation's loan originations were the result of increases in refinance activity. In such environments, a substantial portion of the internal revenue allocated to the mortgage banking profit center for loan originations is offset by an increase in internal charges for lost servicing value. This methodology for measuring results in the mortgage banking profit center recognizes that during periods of high refinance activity the Corporation incurs significant costs related to the preservation of existing mortgage customer relationships, rather than the creation of new customer relationships. As a result, periods of high refinance activity generally result in less earnings growth in the mortgage banking profit center relative to growth in loan origination volumes. However, during 2002, a substantial improvement in the average gain on sale of mortgage loans offset increases in internal charges for lost servicing value. The improvement in average gain was principally the result of wider spreads in the secondary market and, to a lesser degree, improved management of the mortgage loan pipeline.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio increased by $804,000 or 11.6% in 2002 compared to 2001. However, profits decreased by $1.4 million or 16.9% in 2001 compared to 2000. The improvement in this profit center's earnings in 2002 compared to 2001 occurred despite a $100 million or 10.5% decline in the average assets assigned to the profit center. The earnings of this profit center benefited in 2002 from an 84 basis point increase in its interest rate spread. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 174 basis points between 2002 and 2001. In contrast, the yield on the profit center's single-family residential loans declined by only 90 basis points between the same periods.

                  In 2001, the performance of this profit center was impacted by a higher level of charge-offs of internally-capitalized origination costs assigned to the loans in the portfolio. This development was the result of increased prepayment activity in 2001 due to a rapidly declining interest rate environment. Charge-offs of internally-capitalized origination costs declined by $632,000 or 19.7% in 2002 compared to 2001 because of a reduction in the size of the Corporation's originated residential loan portfolio. The decline in originated residential loan balances was partially offset by purchases of adjustable rate mortgages during 2002.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending were $9.8 million, $5.3 million, and $4.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. The improvement in 2002 was principally the result of a significant increase in the profit center's interest rate spread compared to the previous year. This profit center is primarily funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 174 basis points between 2002 and 2001. The yield on commercial real estate loans, however, declined by only 41 basis points between these years.

                  Also contributing to the increase in profits from commercial real estate lending was a $46.0 million or 8.8% increase in the average assets assigned to the profit center in 2002 compared to the previous year. Average assets increased by $67.7 million or 14.8% in 2001 compared to 2000. During 2002, this profit center originated $110 million in commercial real estate loans compared to $113 and $120 million in 2001 and 2000, respectively. Also contributing to growth in this profit center were the commercial real estate loans obtained in the ACB and Rochester banking office acquisitions.

                  CONSUMER LENDING Profits in the Corporation's consumer lending profit center increased by $2.3 million or 58% and $281,000 or 7.5% in 2002 and 2001, respectively, as compared to previous years. These improvements were due in part to a $90.8 million or 24.0% increase and $51.4 million or 15.7% increase in the profit center's average assets during 2002 and 2001, respectively. The profit center originated $473 million, $274 million, and $236 million in loans during 2002, 2001, and 2000, respectively. In addition, the profit center benefited from the acquisition of $70.7 million in loans in connection with the purchase of seven banking offices from other financial institutions in 2002.

                  Similar to commercial real estate loans, this profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 174 basis points between 2002 and 2001. The yield on consumer loans, however, declined by only 97 basis points between these same periods.

                  Finally, the performance of this profit center was adversely impacted by a $608,000 or 56% increase in loan charge-off activity in the 2002. In 2001, loan charge-off activity was up $497,000 or over 80% compared to 2000.

                  EDUCATION LENDING Profits from education lending were $2.1 million, $3.0 million, and $3.9 million for the years ending December 31, 2002, 2001, and 2000, respectively. These declines were due in part to decreases in the profit center's interest rate spread during these years. Education loans carry a floating rate of interest based on various three-month market indices. During 2002 and 2001, the average yield on education loans declined more than the average cost of the funding sources for the profit center, which consist primarily of money market demand accounts.

                  Average assets assigned to this profit center were $212 million, $212 million, and $207 million for the years ended December 31, 2002, 2001, and 2000, respectively. This profit center has originated $43.9 million, $33.7 million, and $33.9 million in loans for the same periods.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio declined by $748,000 or 66% during 2002 compared to 2001. Profits also declined by $685,000 or 38% in 2001 compared to 2000. These declines were due in part to accelerated prepayments of higher yielding securities, as well as the buildup of overnight investments in the profit center during 2002 and 2001. The average assets assigned to the profit center increased by $264 million or over 80% in 2002 compared to 2001 and by $61.1 million or 23.1% in 2001 compared to 2000. The impact of the volume increase was partially offset by a change in investment mix toward more liquid assets with lower interest rate spreads in 2002 compared to the previous year. The performance of this profit center in 2002 was adversely impacted by a $166,000 loss on the sale of certain investment securities, as described elsewhere in this report.

                  OTHER SEGMENTS This profit center consists of the parent holding company and certain of the Bank's wholly-owned subsidiaries. In addition, in 2002 and 2001 this profit center contains the preliminary results of the Corporation's new line of business--commercial banking. The financial results of this profit center have not been reported separately in 2002 due to continuing efforts to develop the departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were ($2.6) million, $2.9 million, and ($2.4) million for the years ended December 31, 2002, 2001, and 2000, respectively. Non-GAAP adjustments decreased by $5.6 million in 2002 compared to the previous year due in part to an increase in residential loan production, which increased the internally-, generated origination fees recorded in the mortgage banking profit center. This more than offset an increase in charge-offs of internally-generated mortgage loan servicing rights that continued because of further declines in interest rates during 2002. Also contributing to the decrease in non-GAAP adjustments was the fact that the internal adjustment related to loan losses was larger than the prior year.

                  Non-GAAP adjustments increased by $5.4 million in 2001 compared to 2000 due primarily to the fact that a large portion of efforts of the mortgage banking profit center in 2001 were devoted to the refinance of existing loans rather than the origination of new loans. As such, the Corporation recorded significantly higher levels of internal charge-offs related to its mortgage servicing operation. In addition, the residential loan profit center experienced a substantially higher level of charge-offs related to internally-capitalized origination costs.

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

                  The net cost to acquire and maintain deposit liabilities was 1.33%, 1.20%, and 1.15% of average deposit liabilities outstanding during the years ended December 31, 2002, 2001, and 2000 respectively. The increase in net cost between these periods was the result of a larger increase in the Corporation's net costs of operating its branch network than its average deposit liabilities. As discussed elsewhere in this report, the Corporation has incurred significant costs in recent years to expand its branch network, as well as its product offerings.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $308 million or 11.3% during the twelve months ended December 31, 2002. This increase was due in part to the acquisition of three banking offices from another financial institution in April and the acquisition of four supermarket banking offices from another financial institution in September (for additional discussion, refer to Note 15 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). Also contributing were increases in loans held for investment, overnight investments, and FHLB stock. These increases were funded by increases in deposit liabilities, as well as repayments and/or sales of mortgage-related securities and investment securities.

         INTEREST-BEARING DEPOSITS WITH BANKS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB and short-term money market accounts, increased by $81.5 million from $98.2 million at December 31, 2001, to $180 million at December 31, 2002. The large amount of overnight investments at December 31, 2002, was caused by the temporary investment of proceeds from loan sales, as well as increased cash flows from repayments on mortgage-related securities and purchased loans. These investments will be used to pay down funding sources as they mature or will be reinvested in other interest-earning assets.

         INVESTMENT SECURITIES The Corporation's investment securities decreased from $35.5 million at December 31, 2001, to zero at December 31, 2002. In January 2002, the Corporation sold $35.5 million in callable securities issued by various agencies of the U.S. government. Despite as accounting loss of approximately $166,000 on the sale, the holding period return on these securities was comparable to a money market yield, which was the Corporation's minimum expectation when it purchased the securities.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolio decreased by $43.9 million or 10.0% during the twelve months ended December 31, 2002. During this period, principal repayments in the portfolio offset the purchase of $349 million in short- and medium-term, fixed-rate collateralized mortgage obligations ("CMOs"), as well as $15.0 million in floating-rate CMOs. Principal repayments on mortgage-related securities increased substantially during 2002 as a result of a historically low interest rate environment that encouraged borrowers to refinance higher-rate mortgage loans into lower-rate loans

         The following table sets forth the composition of the Corporation's mortgage-backed and related securities portfolios as of December 31 for each of the years indicated.

Dollars in thousands                                2002                     2001                     2000
-------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED      FAIR      AMORTIZED      FAIR      AMORTIZED       FAIR
                                             COST         VALUE        COST        VALUE       COST          VALUE
-------------------------------------------------------------------------------------------------------------------
Available for sale:
  Collateralized mortgage obligations      $ 321,054    $321,865    $ 221,777    $223,399    $ 120,538     $119,026
  Mortgage-backed securities                  41,441      44,210       81,011      82,581      207,052      212,211
-------------------------------------------------------------------------------------------------------------------
    Total available for sale                 362,495     366,075      302,789     305,980      327,591      331,237
-------------------------------------------------------------------------------------------------------------------
Held for investment:
  Collateralized mortgage obligations         29,130      29,290      132,755     133,666       75,532       74,708
  Mortgage-backed securities                     900         902        1,255       1,272        1,767        1,749
-------------------------------------------------------------------------------------------------------------------
    Total held for investment:                30,030      30,192      134,010     134,937       77,299       76,457
-------------------------------------------------------------------------------------------------------------------
    Total mortgage-backed and related
      securities                           $ 392,525    $396,267    $ 436,799    $440,917    $ 404,890     $407,694
===================================================================================================================
Weighted-average yield                          5.01%                    6.06%                    7.00%
===================================================================================================================

         LOANS HELD FOR SALE The Corporation's loans held for sale declined by $5.9 million or 10.5% during the year ended December 31, 2002. The following table sets forth the activity in the Corporation's portfolio of loans held for sale during each of the years indicated.

Dollars in thousands                                      2002           2001         2000        1999        1998
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $    56,109   $    22,974    $   6,346   $  72,002   $  45,577
Single-family mortgage loans originated for sale(1)      1,713,629     1,252,070      142,985     305,345     818,292
Loans transferred from held for investment(2)              119,631       165,583       23,743      21,283      98,718
Loans transferred to held for investment(3)                      -             -            -     (43,554)          -
Principal balance of loans sold                         (1,839,132)   (1,384,518)    (150,100)   (348,730)   (890,585)
---------------------------------------------------------------------------------------------------------------------
  Balance at end of period                             $    50,237   $    56,109    $  22,974   $   6,346   $  72,002
=====================================================================================================================

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

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $249 million or 13.5% during the twelve months ended December 31, 2002. Most of this increase was the result of the Corporation's purchase of $297 million in single-family residential loans from third-party financial institutions. During 2001 and continuing into 2002, the interest rate environment had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined in the most recent period. Single-family residential loans purchased by the Corporation are subjected to substantially the same underwriting process as the Corporation's own loans. The servicing of these loans is retained by the sellers, for which the Corporation pays a fee of approximately 38 basis points on the unpaid principal balance. The loans are generally located throughout the U.S., with no single state making up more than 30 to 40% of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 275 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of five years before their first adjustment date. FCHI, the Bank's wholly-owned investment subsidiary in Nevada, purchased the loans.

         Also contributing to the increase in the Corporation's loans held for investment were the loans acquired in connection with the acquisitions described in Note 15 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

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

Dollars in thousands                       2002              2001               2000                1999                1998
----------------------------------------------------------------------------------------------------------------------------------
                                      AMOUNT      %      AMOUNT       %      AMOUNT      %      AMOUNT       %     AMOUNT       %
----------------------------------------------------------------------------------------------------------------------------------
Real estate loans:
  Single-family mortgage loans      $  734,407    35%  $  669,867     36%  $  719,671    40%  $  652,883     42%  $  426,603    36%
  Multi-family residential loans       254,294    12      252,312     14      236,003    13      186,591     12      148,060    13
  Non-residential real estate loan     250,224    12      257,043     14      203,842    11      168,453     11      141,046    12
  Construction loans (1)                97,263     5       83,537      4       77,216     4       80,563      5       63,035     5
----------------------------------------------------------------------------------------------------------------------------------
    Total real estate loans          1,336,188    64    1,262,759     68    1,236,732    70    1,088,490     70      778,744    66
----------------------------------------------------------------------------------------------------------------------------------
Consumer loans:
  Second mortgage and home
    equity loans                       345,810    16      249,501     13      253,866    14      204,806     13      175,541    15
  Automobile loans                     126,455     6       75,009      4       64,841     4       46,956      3       37,558     3
  Other consumer loans (2)              28,615     1       29,949      2       25,262     1       14,239      1        9,006     1
----------------------------------------------------------------------------------------------------------------------------------
    Total consumer loans               500,880    24      354,459     19      343,969    19      266,001     17      222,105    19
----------------------------------------------------------------------------------------------------------------------------------
Education loans                        194,597     9      201,183     11      197,579    11      190,170     12      182,380    15
Commercial business loans               71,904     3       38,736      2          195     -          296      -          371     -
----------------------------------------------------------------------------------------------------------------------------------
    Subtotal                         2,103,569   100%   1,857,137    100%   1,778,475   100%   1,544,958    100%   1,183,600   100%
Unearned discounts, premiums,
  and net deferred loan fees and
  costs                                  8,731              4,141               2,029              1,260               1,549
Allowance for loan losses              (11,658)            (9,962)             (8,028)            (7,624)             (7,624)
----------------------------------------------------------------------------------------------------------------------------------
    Total loans held for
       investment                   $2,100,642         $1,851,316          $1,772,477         $1,538,595          $1,177,526
==================================================================================================================================
Weighted average contractual rate         6.45%              7.36%               8.00%              7.58%               7.80%
==================================================================================================================================

(1) At December 31, 2002, construction loans consisted of $63.3 million in single-family residences, $22.7 million in non-residential real estate and $11.3 million in multi-family residences.

(2) At December 31, 2002, other consumer loans included $19.2 million of unsecured loans, $4.9 million of recreational and household good loans, $3.2 million of deposit account-secured loans, and $1.3 million of mobile home loans.

         The following table sets forth the activity in the Corporation's portfolio of loans held for investment during each of the years indicated.

Dollars in thousands                                  2002          2001          2000          1999          1998
---------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                     $1,851,316    $1,772,477    $1,538,595    $1,177,526    $1,193,893
---------------------------------------------------------------------------------------------------------------------
Real estate loan originations:
  Single-family mortgage loans (1)                    411,368       270,071       354,734       293,227       212,964
  Commercial real estate loans                        110,328       112,715       120,459       112,180       106,146
  Decrease (increase) in loans in process (2)         (16,304)        9,276       (13,546)       (7,086)        1,654
---------------------------------------------------------------------------------------------------------------------
    Total real estate loans originated                505,392       392,062       461,647       398,321       320,764
---------------------------------------------------------------------------------------------------------------------
Consumer loan originations:
  Second mortgage and home equity loans               361,580       192,574       160,386       137,459       136,659
  Automobile loans                                     87,770        56,081        52,967        39,635        33,729
  Other consumer loans (3)                             23,664        24,894        22,490        12,168         6,461
---------------------------------------------------------------------------------------------------------------------
    Total consumer loans originated                   473,014       273,549       235,843       189,262       176,849
---------------------------------------------------------------------------------------------------------------------
Education loan originations                            43,929        33,705        33,859        29,521        37,692
Commercial business loan originations                  33,803         2,278             -             -             -
---------------------------------------------------------------------------------------------------------------------
    Total loans originated for investment           1,056,138       701,595       731,350       617,103       535,305
---------------------------------------------------------------------------------------------------------------------
Loans purchased for investment:
  Single-family residential loans                     296,530       178,104        13,051        97,238       165,140
  Commercial real estate loans                            900             -         8,625           798             -
  Consumer loans                                            -             -             -             -           377
  Commercial business loans                             5,405             -             -             -             -
---------------------------------------------------------------------------------------------------------------------
    Total loans purchased for investment              302,835       178,104        21,676        98,036       165,517
---------------------------------------------------------------------------------------------------------------------
Net loans acquired (4)                                115,457       114,287             -             -             -
Loan principal repayments                          (1,102,341)     (742,074)     (356,507)     (371,999)     (389,935)
Loans transferred to held for sale portfolio (5)     (119,631)     (165,583)      (23,743)      (21,283)      (98,718)
Education loans sold                                        -        (1,334)       (4,800)       (2,165)            -
Loans swapped into mortgage-backed securities               -             -      (132,280)            -      (222,260)
Loans transferred from held for sale
   portfolio (6)                                            -             -             -        43,554             -
Other changes in loans held for investment (7)         (3,131)       (6,155)       (1,813)       (2,178)       (6,276)
---------------------------------------------------------------------------------------------------------------------
  Balance at end of period                         $2,100,642    $1,851,316    $1,772,477    $1,538,595    $1,177,526
=====================================================================================================================

(1) Excludes loans originated for sale and loans originated on an agency basis for WHEDA and State VA. The latter amounted to $34.0 million, $22.6 million, $26.3 million, $30.3 million, and $38.8 million in 2002, 2001, 2000, 1999, and 1998, respectively.

(2) Consists of changes in loans in process on single-family, multi-family, and non-residential real estate construction loans.

(3) Consists principally of loans secured by mobile homes, recreational and household goods, and deposit accounts, as well as unsecured loans.

(4) Consists of $70.7 million in consumer loans, $17.1 million in single-family residential loan, $14.2 million in commercial real estate loans, and $13.5 million in commercial business loans obtained in connection with the acquisition of seven banking offices from other financial institutions.

(5) In 2002, consists of single-family adjustable-rate mortgage loans that converted to fixed-rate and were sold by the Corporation in the secondary market.

(6) Consists of fixed-rate mortgage loans transferred from loans held for sale at the lower of cost or market to maintain growth in earning assets.

(7) Consists principally of real estate foreclosures and changes in allowance for loan losses, discounts, premiums, and deferred fees.

         FEDERAL HOME LOAN BANK STOCK The Corporation's FHLB stock increased $27.6 million during the twelve months ended December 31, 2002. The Corporation purchased additional shares of FHLB stock as an alternative to overnight investments.

         MORTGAGE SERVICING RIGHTS The Corporation's mortgage servicing rights, net of valuation allowances, were $30.2 million and $29.9 million as of December 31, 2002, and 2001, respectively. These amounts were 1.02% and 1.13% of the principal serviced for others, which amounted to $3.0 billion and $2.7 billion at December 31, 2002 and 2001, respectively. The valuation allowance for MSR losses was $3.4 million and $2.6 million at December 31, 2002 and 2001, respectively.

         INTANGIBLE ASSETS The Corporation's intangible assets increased by $18.9 million or over 75% during the twelve months ended December 31, 2002. This increase was the result of deposit-based intangibles and goodwill created in the acquisitions of banking offices. For additional discussion, refer to Note 6 and 15 of the Corporation's Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $326 million or 16.1% during the twelve months ended December 31, 2002. Management attributes much of this growth to recent volatility in other financial markets, which has made traditional bank financial offerings more attractive to consumers. Also contributing was aggressive pricing of certificates of deposit by the Corporation in its market areas. The Corporation's deposit liabilities were also impacted by a $34.0 million or over 30% increase in custodial deposit accounts during 2002. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased substantially in 2002 due to significant increases in loan prepayment activity. Also contributing to the increase in the Corporation's deposit liabilities was the assumption of $154 million of deposit liabilities in connection with the acquisition of seven banking offices from two other financial institutions. For additional discussion, refer to Note 15 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data").

         The following table sets forth the composition of the Corporation's deposit liabilities as of December 31 for each of the years indicated.

Dollars in thousands                                2002                     2001                     2000
-------------------------------------------------------------------------------------------------------------------
                                                        WEIGHTED                 WEIGHTED                  WEIGHTED
                                                        AVERAGE                  AVERAGE                   AVERAGE
                                            AMOUNT        RATE       AMOUNT        RATE       AMOUNT         RATE
-------------------------------------------------------------------------------------------------------------------
Regular savings accounts                  $  159,724      0.25%    $  141,548      1.11%    $  103,662      1.49%
Interest-bearing checking accounts           138,650      0.54        101,679      0.63         80,594      0.85
Non-interest bearing checking accounts       356,357         -        285,591         -        161,602         -
Money market accounts                        241,114      0.90        214,604      1.80        154,399      4.22
Variable-rate IRA accounts                     4,120      0.51          4,017      1.88          2,827      3.94
Certificates of deposit                    1,455,183      3.74      1,281,814      5.19      1,196,168      6.45
----------------------------------------------------------------------------------------------------------------
  Total                                   $2,355,148      2.45%    $2,029,254      3.58%    $1,699,252      5.06%
================================================================================================================

         At December 31, 2002, certificates of deposit in denominations of $100,000 or more amounted to $195 million and mature as follows: $31.8 million within three months, $34.0 million over three through six months, $87.3 million over six through 12 months, $18.0 million over 12 through 24 months, and $24.2 million over 24 months. At December 31, 2002, certificates of deposits issued through third-party broker-dealers amounted to $5.3 million, all of which was scheduled to mature within six months.

         FHLB ADVANCES AND ALL OTHER BORROWINGS The Corporation's FHLB advances and other borrowings decreased by $49.8 million or 10.7% during the year ended December 31, 2002. During 2002, the Corporation did not incur any new borrowings from the FHLB. Rather, $66.8 million in term advances were repaid. Other borrowings increased by $17.0 million in 2002. These funds were principally used to purchase treasury stock.

         The following table presents certain information regarding the Corporation's short-term borrowings (original maturity of less than one year) at or for each of the years indicated.

Dollars in thousands                                                2002        2001        2000
--------------------------------------------------------------------------------------------------
FHLB advances:
 Average balance outstanding (1)                                  $ 2,885    $ 35,006     $ 51,828
 Maximum amount outstanding at any month-end during the period     12,500     112,080      201,273
 Balance outstanding at end of period
 Average interest rate during the period (2)                         2.61%       4.50%        6.42%
 Weighted-average interest rate at the end of period                    -        2.61%        6.74%

Securities sold under agreements to repurchase:
 Average balance outstanding (1)                                        -    $ 36,923     $ 71,154
 Maximum amount outstanding at any month-end during the period          -     100,000      100,000
 Balance outstanding at end of period                                   -           -      100,000
 Average interest rate during the period (2)                            -        6.66%        6.45%
 Weighted-average interest rate at the end of period                    -           -         6.68%

Federal funds purchased:
 Average balance outstanding (1)                                        -    $ 10,769     $ 15,385
 Maximum amount outstanding at any month-end during the period          -      20,000       20,000
 Balance outstanding at end of period                                   -           -       20,000
 Average interest rate during the period (2)                            -        5.15%        6.72%
 Weighted-average interest rate at the end of period                    -           -         6.77%

Total short-term borrowings:
 Average balance outstanding (1)                                  $ 2,885    $ 82,698     $138,367
 Maximum amount outstanding at any month-end during the period     12,500     191,155      221,273
 Balance outstanding at end of period                                   -      12,500      130,545
 Average interest rate during the period (2)                         2.61%       5.55%        6.47%
 Weighted-average interest rate at the end of period                    -        2.61%        6.70%
==================================================================================================

(1) Calculated using month-end balances.

(2) Calculated using month-end average interest rates.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgment) amounted to $9.1 million or 0.30% of total assets at December 31, 2002, compared to $8.5 million or 0.31% at December 31, 2001. The increase in non-performing assets in 2002 was due in part to an overall increase in loans on non-accrual status, particularly consumer loans. These increases, along with an $884,000 increase in real estate in judgment and real estate acquired through foreclosure, were principally caused by a general deterioration in overall economic conditions in 2002. With respect to real estate in judgment and real estate acquired through foreclosure, management does not expect to incur significant losses. However, there can be no assurances.

         The following table contains information regarding the Corporation's non-performing assets as of December 31 for each of the years indicated.

Dollars in thousands                                              2002       2001       2000        1999       1998
---------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
  Single-family mortgage loans                                   $2,307     $3,078     $2,065      $  862     $  770
  Commercial real estate loans                                       77        373          -           -          -
  Consumer loans                                                  2,605      2,040      1,069         191        341
  Commercial business loans                                         376        164          -           -          -
--------------------------------------------------------------------------------------------------------------------
    Total non-accrual loans                                       5,365      5,655      3,134       1,053      1,111
Real estate owned and in judgment                                 3,731      2,847      1,222       1,091      1,264
--------------------------------------------------------------------------------------------------------------------
    Total non-performing assets                                  $9,096     $8,502     $4,356      $2,144     $2,375
====================================================================================================================
Ratio of non-accrual loans to loans held for investment            0.26%      0.31%      0.18%       0.07%      0.09%
====================================================================================================================
Ratio of total non-performing assets to total assets               0.30%      0.31%      0.19%       0.10%      0.13%
====================================================================================================================
Ratio of total allowance for loan and real estate losses
  to total non-performing assets                                    130%       120%       188%        365%       330%
====================================================================================================================

Note: there were no non-performing education loans as of December 31 for any of the years presented.

         In addition to non-performing assets, at December 31, 2002, management was closely monitoring $22.6 million in assets, which it had classified as doubtful or substandard. This compares to $10.3 million in such assets at December 31, 2001. The increase in 2002 was due primarily to the classification of $8.8 million in commercial business loans during 2002, principally attributable to the ACB and Rochester acquisitions. Also contributing to the increase in 2002 was the classification of $4.5 million in commercial real estate as substandard in the fourth quarter. Although these loans were performing in accordance with their terms, management of the Corporation deemed their classification prudent after consideration of factors such as declines in the valuation of associated collateral, reductions in occupancy rates, and deteriorating economic conditions. Management does not expect to incur a significant loss on these loans at this time, although there can be no assurances.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During 2002, 2001, and 2000, the Corporation used these sources of funds to fund loan commitments, purchase loans and mortgage-related securities, and cover maturing liabilities and deposit withdrawals. At December 31, 2002, the Corporation had $1.1 billion in time deposits, and $171 million in FHLB advances that were scheduled to mature within one year. In addition, the Corporation had approved loan commitments and undisbursed commitments on construction loans outstanding as of the same date. Management believes that the Corporation has adequate resources to fund all of these obligations or commitments, that all of these obligations or commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments. Under FHLB lending and collateralization guidelines, the Corporation had approximately $397 million in unused borrowing capacity at the FHLB as of December 31, 2002. The Corporation also had $78 million in unused lines of credit with other financial institutions as of the same date.

         The Corporation's stockholders' equity ratio as of December 31, 2002, was 6.79% of total assets. The Corporation's long-term objective is to maintain its stockholders' equity ratio at approximately 7.0%, which is consistent with the Corporations long-term objectives for return on equity of at least 15% per year and return on assets of at least 1% per year. The Corporation's equity ratio is below its target range as of December 31, 2002, primarily as a result of growth in assets during the year, as well as stock repurchases. The Corporation expects its equity ratio to return to its target range during the next 12 to 24 months, although there can be no assurances. The Corporation's tangible stockholders' equity ratio was 5.42% as of December 31, 2002.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution). At December 31, 2002, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution. For additional discussion, refer to Note 12 of the Corporation's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The Corporation paid cash dividends of $10.1 million, $8.9 million, and $7.7 million during the years ended December 31, 2002, 2001, and 2000, respectively. These amounts equated to dividend payout ratios of 29.1%, 31.2%, and 33.3% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income, which is consistent with the Corporation's long-term earnings and asset growth rate objectives of 10% per year. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank (for additional discussion refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On January 28, 2003, the Corporation's Board of Directors approved a regular quarterly dividend of $0.13 per share payable on March 13, 2003, to shareholders of record on February 20, 2003.

         During 2002, the Corporation repurchased 713,144 shares of its common stock under its 2000 stock repurchase plan (the "2000 Plan") at a cost of $13.8 million. As of December 31, 2002, 191,116 shares remain to be purchased under the 2000 plan. In April 2002, the Corporation's Board of Directors extended the 2000 Plan for another twelve months and adopted another stock repurchase plan (the "2002 Plan") that authorizes the repurchase of up to 1,001,678 shares or approximately 5% of the Corporation's outstanding common stock. The 2002 Plan has a twelve-month term and authorizes the Corporation to repurchase shares from time-to-time in open-market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. For additional discussion, refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         During 2002, the Corporation reissued 201,647 shares of common stock out of its inventory of treasury stock with a cost basis of approximately $3.6 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk" or "market risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "gaps"). Management has sought to control the Corporation's one- and three-year gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer, education, and commercial business loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in adjustable-rate and short- and medium-term fixed-rate CMOs and MBSs. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

         In general, it is management's long-term goal to maintain the Corporation's one-year gap in a range of +/- 30% and its three-year gap in a range of +/- 10%, although typically the Corporations' one- and three-year gaps will be negative. Management believes this strategy takes advantage of the fact that market yield curves tend to be upward sloping, which increases the spread between the Corporation's earning assets and interest-bearing liabilities. Furthermore, management of the Corporation does not believe that this strategy exposes the Corporation to unacceptable levels of interest rate risk as evidenced by the fact that the Corporation's three-year gap is generally maintained in a narrow band around zero, which implies that the Corporation is exposed to little interest rate risk over a three-year horizon. In addition, it should be noted that for purposes of its gap analysis, the Corporation classifies its interest-bearing checking, savings, and money market deposits in the shortest category, due to their potential to reprice. However, it is the Corporation's experience that these deposits do not reprice as quickly or to the same extent as other financial instruments, especially in a rising rate environment. In addition, the Corporation classifies certain FHLB advances that are redeemable prior to maturity (at the option of the FHLB) according to their redemption dates, which are earlier than their maturity dates.

         The following table summarizes the Corporation's gap as of December 31, 2002.

                                                           MORE THAN    MORE THAN   MORE THAN
                                              6 MONTHS     6 MONTHS     1 YEAR TO   3 YEARS TO      OVER
Dollars in thousands                          OR LESS      TO 1 YEAR     3 YEARS     5 YEARS       5 YEARS      TOTAL
-------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Mortgage loans:
  Fixed                                      $  144,351   $   55,129    $  53,869   $   15,706    $   5,393   $   274,448
  Adjustable                                    254,979      239,302      414,362      199,199        1,842     1,109,684
Consumer and education loans                    373,330       68,396      153,603       62,414       35,127       692,870
Commercial business loans                        31,990       15,296       21,477        2,659           16        71,438
Mortgage-backed and related securities          307,925       68,392       12,787           54           25       389,183
Other earning assets                            235,389            -            -            -            -       235,389
-------------------------------------------------------------------------------------------------------------------------
  Total                                      $1,347,964   $  446,515    $ 656,098   $  280,032    $  42,403   $ 2,773,012
=========================================================================================================================
Interest-bearing liabilities:
Deposits liabilities:
  Regular savings and checking accounts      $  298,367            -            -            -            -   $   298,367
  Money market deposit accounts                 241,121            -            -            -            -       241,121
  Variable-rate IRA accounts                      4,120            -            -            -            -         4,120
  Time deposits                                 438,007   $  653,509    $ 278,906   $   84,761            -     1,455,183
FHLB advances and other borrowings              272,594       70,004       50,015       25,000            -       417,613
-------------------------------------------------------------------------------------------------------------------------
  Total                                      $1,254,209   $  723,513    $ 328,921   $  109,761            -   $ 2,416,404
=========================================================================================================================
Excess (deficiency) of earning assets
  over interest-bearing liabilities          $   93,755   $ (276,998)   $ 327,177   $  170,271    $  42,403
=========================================================================================================================
Cumulative excess (deficiency) of
  earning assets over interest-bearing
  liabilities                                $   93,755   $ (183,243)   $ 143,934   $  314,205    $ 356,608
=========================================================================================================================
Cumulative excess (deficiency) of earning
  assets over interest-bearing
  liabilities as a percent of total
  assets                                           3.10%       -6.06%        4.76%       10.38%       11.79%
=========================================================================================================================
Cumulative earning assets as a percentage
  of interest-bearing liabilities                107.48%       90.73%      106.24%      113.00%      114.76%
=========================================================================================================================

Note: If redeemable FHLB advances, interest-bearing checking, and regular savings deposits were deemed to reprice after one year, the Corporation's one-year funding gap would have been 8.93% as of December 31, 2002, which compares to 5.79% and -3.25% as of December 31, 2001 and 2000, respectively.

         The Corporation's one-year gap was -6.06% at December 31, 2002, compared to -11.63% and -20.65% at December 31, 2001 and 2000, respectively. The decline in the Corporation's negative one-year gap in 2002 and 2001 was primarily attributable to an increase in overnight and short-term investments, a shortening of the weighted-average lives all of the Corporation's mortgage-related assets due to declining interest rates, and in 2001, an increase in time deposits and FHLB advances maturing beyond one year.

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

         The Corporation does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its interest rate risk. However, the Corporation does use forward sales of MBSs and other commitments of a similar nature to manage exposure to market risk in its "pipeline" of single-family residential loans intended for sale. This pipeline consists of mortgage loans that are held for sale as of the balance sheet date as well as commitments to originate mortgage loans that are intended for sale, but are not closed as of the balance sheet date. Loans held for sale are generally matched against forward sales that require delivery within 30 to 60 days of the balance sheet date. The Corporation's policy is to match substantially all of its pipeline with forward sales. These forward sales generally require delivery within 30 to 60 days. Given these policies, as well as the short-term nature of the Corporation's pipeline and its related forward sales, management believes these financial instruments pose little market risk to the Corporation.

         The Corporation is required by the OTS to estimate the sensitivity of its net portfolio value of equity ("NPV") to immediate and sustained changes in interest rates and to measure such sensitivity on at least a quarterly basis. NPV is defined as the estimated net present value of an institution's existing assets, liabilities, and off-balance sheet instruments at a given level of market interest rates. Computation of the estimated net present value of assets, liabilities, and off-balance sheet instruments requires management to make numerous assumptions with respect to such items. These assumptions include, but are not limited to, appropriate discount rates, loan prepayment rates, deposit decay rates, etc., for each interest rate scenario. In general, the Corporation has used substantially the same assumptions for computing the net present value of financial assets and liabilities in the base scenario as it uses in preparing the fair value disclosures required under GAAP (refer to Notes 1 and 13 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data"). Computations of net present values for other interest rate scenarios follow the same basic approach except that discount rates, loan prepayment rates, and other assumptions are adjusted accordingly. The net present values of non-financial assets and liabilities are generally estimated to be equal to their carrying values under all interest rate scenarios as permitted by OTS regulations. With respect to off-balance sheet items, the Corporation generally relies on estimates of value provided by the OTS. The same is true for certain other assets such as deposit-based intangibles.

         The following table summarizes as of December 31, 2002 and 2001, the sensitivity of the Corporation's NPV to immediate and sustained changes in interest rates, as shown (parallel shifts in the term structure of interest rates are assumed as permitted by OTS regulations; dollars are presented in millions).

                              Estimated NPV
                              -------------
Change in Interest Rates   12/31/02   12/31/01
------------------------   --------   --------
200 basis point increase    $217.4     $229.1
Base scenario                217.6      236.1
100 basis point decline      209.3      225.6

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2002 and 2001

ASSETS                                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                            $   84,482,722    $   70,756,705
Interest-bearing deposits with banks                                                  179,755,367        98,233,160
Investment securities available for sale, at fair value                                         -        35,461,500
Mortgage-backed and related securities:
  Available for sale, at fair value                                                   366,075,106       305,979,912
  Held for investment, at cost (fair value of $30,192,176
  and $134,937,344, respectively)                                                      30,029,690       134,010,248
Loans held for sale                                                                    50,237,199        56,109,442
Loans held for investment, net                                                      2,100,641,557     1,851,316,436
Federal Home Loan Bank stock                                                           55,634,400        28,063,300
Accrued interest receivable, net                                                       17,522,581        19,016,429
Office properties and equipment                                                        35,647,335        30,653,310
Mortgage servicing rights, net                                                         30,171,341        29,908,769
Intangible assets                                                                      43,818,386        24,946,280
Other assets                                                                           31,608,545        33,254,152
-------------------------------------------------------------------------------------------------------------------

  Total assets                                                                     $3,025,624,228    $2,717,709,643
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------

Deposit liabilities                                                                $2,355,148,292    $2,029,254,047
Federal Home Loan Bank advances                                                       400,600,000       467,415,000
Other borrowings                                                                       17,012,682            32,311
Advance payments by borrowers for taxes and insurance                                  11,906,038         1,640,142
Accrued interest payable                                                                3,119,227         4,063,741
Other liabilities                                                                      32,385,986        22,906,699
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 2,820,172,225     2,525,311,940
-------------------------------------------------------------------------------------------------------------------
Preferred stock, $0.10 par value (5,000,000 shares authorized, none outstanding)                -                 -
Common stock, $0.10 par value (100,000,000 shares authorized, 20,215,933 and
  20,200,829 shares issued, respectively)                                               2,021,593         2,020,083
Additional paid-in capital                                                             46,577,431        46,607,845
Retained earnings                                                                     165,628,148       141,717,089
Treasury stock, at cost (511,497 and 0 shares, respectively)                          (10,178,374)                -
Unearned restricted stock                                                                 (32,083)          (87,083)
Accumulated non-owner adjustments to equity, net                                        1,435,289         2,139,769
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                          205,452,003       192,397,703
-------------------------------------------------------------------------------------------------------------------

  Total liabilities and stockholders' equity                                       $3,025,624,228    $2,717,709,643
===================================================================================================================

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001, and 2000

                                                               2002               2001               2000
-------------------------------------------------------------------------------------------------------------
Interest on loans                                          $137,611,379       $144,007,080       $134,454,432
Interest on mortgage-backed and related securities           18,470,156         24,060,467         24,516,300
Interest and dividends on investments                         5,168,808          3,465,094          2,465,456
-------------------------------------------------------------------------------------------------------------
  Total interest income                                     161,250,343        171,532,641        161,436,188
-------------------------------------------------------------------------------------------------------------
Interest on deposit liabilities                              57,082,939         83,584,616         73,587,725
Interest on FHLB advances and other borrowings               22,642,672         24,745,757         28,308,198
-------------------------------------------------------------------------------------------------------------
  Total interest expense                                     79,725,611        108,330,373        101,895,922
-------------------------------------------------------------------------------------------------------------
  Net interest income                                        81,524,732         63,202,268         59,540,266
Provision for loan losses                                     3,468,063          1,763,391          1,008,780
-------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses        78,056,669         61,438,877         58,531,486
-------------------------------------------------------------------------------------------------------------
Community banking revenue                                    33,598,092         29,010,521         25,170,767
Mortgage banking revenue                                     27,474,147         18,264,355          7,265,026
Gain (loss) on sale of investments and other assets            (166,264)            63,190          1,385,591
Other income                                                  2,729,075          2,189,240          1,811,167
-------------------------------------------------------------------------------------------------------------
  Total non-interest income                                  63,635,051         49,527,306         35,632,550
-------------------------------------------------------------------------------------------------------------
Compensation and employee benefits                           52,985,416         40,152,644         35,246,002
Occupancy and equipment                                      10,717,300          8,721,140          7,827,333
Communications, postage, and office supplies                  6,407,854          5,256,205          4,304,790
ATM and debit card transaction costs                          4,005,468          3,241,996          2,927,597
Advertising and marketing                                     3,298,384          2,588,745          2,377,953
Amortization of intangibles                                     698,411          1,084,974          1,027,761
Other expenses                                                9,265,480          6,073,769          4,538,896
-------------------------------------------------------------------------------------------------------------
  Total non-interest expense                                 87,378,312         67,119,473         58,250,331
-------------------------------------------------------------------------------------------------------------
  Income before income taxes                                 54,313,408         43,846,710         35,913,705
Income tax expense                                           19,397,866         15,398,485         12,769,829
-------------------------------------------------------------------------------------------------------------

  Net income                                               $ 34,915,542       $ 28,448,225       $ 23,143,876
=============================================================================================================

PER SHARE INFORMATION                                          2002               2001              2000
-------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                 $       1.73       $       1.51       $       1.25
Basic earnings per share                                           1.76               1.52               1.26
Dividends paid per share                                           0.51               0.47               0.42
=============================================================================================================

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2002, 2001, and 2000

                                            COMMON
                                          STOCK AND                                                     ACCUMULATED
                                          ADDITIONAL                                      UNEARNED       NON-OWNER
                                           PAID-IN         RETAINED        TREASURY      RESTRICTED     ADJUSTMENTS
                                           CAPITAL         EARNINGS         STOCK           STOCK        TO EQUITY        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            $ 36,534,227    $ 106,929,097   ($ 14,388,670)   ($ 591,183)   ($ 1,208,245)  $127,275,226
Net income                                                 23,143,876                                                   23,143,876
Securities valuation adjustment,
  net of income taxes                                                                                     3,571,132      3,571,132
                                                                                                                      ------------
Net income and non-owner
  adjustments to equity                                                                                                 26,715,008
                                                                                                                      ------------
Dividends paid                                             (7,699,035)                                                  (7,699,035)
Exercise of stock options                                    (417,520)        809,879                                      392,359
Restricted stock award                                          4,688         160,312      (165,000)                             -
Purchase of treasury stock                                                 (1,708,663)                                  (1,708,663)
Amortization of restricted stock                              960,500                       614,100                      1,574,600
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000              36,534,227      122,921,606     (15,127,142)     (142,083)      2,362,887    146,549,495
Net income                                                 28,448,225                                                   28,448,225
Securities valuation adjustment,
  net of income taxes                                                                                      (214,539)      (214,539)
Reclassification adjustment for
  gain on securities included
  in income, net of income taxes                                                                             (8,579)        (8,579)
                                                                                                                      ------------
Net income and non-owner
  adjustments to equity                                                                                                 28,225,107
                                                                                                                      ------------
Common stock issued for
  acquisition                             12,085,017                       16,518,776                                   28,603,793
Dividends paid                                             (8,866,148)                                                  (8,866,148)
Exercise of stock options                      8,684       (1,508,794)      1,821,742                                      321,632
Purchase of treasury stock                                                 (3,213,376)                                  (3,213,376)
Amortization of restricted stock                              722,200                        55,000                        777,200
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              48,627,928      141,717,089               -       (87,083)      2,139,769    192,397,703
Net income                                                 34,915,542                                                   34,915,542
Securities valuation adjustment,
  net of income taxes                                                                                        79,296         79,296
Reclassification adjustment for
  loss on securities included
  in income, net of income taxes                                                                            108,072        108,072
Additional minimum pension liability,
   net of income taxes                                                                                     (891,848)      (891,848)
                                                                                                                      ------------
Net income and non-owner
  adjustments to equity                                                                                                 34,211,062
                                                                                                                      ------------
Dividends paid                                            (10,145,762)                                                 (10,145,762)
Exercise of stock options                    (28,904)      (1,746,936)      3,591,732                                    1,815,892
Purchase of treasury stock                                                (13,770,106)                                 (13,770,106)
Amortization of restricted stock                              888,214                        55,000                        943,214
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            $ 48,599,024    $ 165,628,148   ($ 10,178,374)   ($  32,083)    $ 1,435,289   $205,452,003
==================================================================================================================================

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001, and 2000

                                                                                2002                2001             2000
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                               $    34,915,542   $    28,448,225   $   23,143,876
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                    3,415,158         1,807,782        1,069,996
    Increase (decrease) in mortgage servicing rights valuation allowance           750,000           (66,643)               -
    Net loan costs deferred                                                     (3,932,341)       (2,740,892)      (1,349,652)
    Amortization of mortgage servicing rights                                   25,273,796        15,970,764        3,606,592
    Other amortization                                                           6,887,848         2,891,259        2,578,123
    Depreciation                                                                 3,319,594         2,586,951        2,573,353
    Gains on sales of mortgage loans                                           (42,208,187)      (24,372,880)      (2,539,739)
    Loss (gain) on sales of investments and other assets                           166,264           (63,190)      (1,385,591)
    Decrease (increase) in accrued interest receivable                           1,901,575         1,610,828       (4,280,167)
    Increase (decrease) in accrued interest payable                             (1,465,034)       (1,449,262)       1,531,595
    Increase in current and deferred income taxes                                1,473,902         3,990,480          351,772
    Other accruals and prepaids, net                                            (2,094,992)          435,401         (663,059)
-----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations before loan originations and sales        28,403,125        29,048,823       24,637,099
  Loans originated for sale                                                 (1,713,628,833)   (1,252,070,158)    (142,985,217)
  Sales of loans originated for sale or transferred from held for
    investment                                                               1,858,340,739     1,390,901,215      150,876,533
-----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operations                                          173,115,031       167,879,880       32,528,415
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                  (81,522,207)      (75,614,559)       4,735,769
  Purchases of investment securities                                                     -       (35,553,880)               -
  Maturities of investment securities                                                    -           100,000          100,000
  Sales of investment securities                                                35,098,150        21,823,808                -
  Purchases of mortgage-backed and related securities available for sale      (363,914,125)     (167,327,646)               -
  Principal repayments on mortgage-backed and related securities
    available for sale                                                         302,304,690       193,046,784       58,228,257
  Sales of mortgage-backed and related securities available for sale                     -         7,408,541                -
  Purchases of mortgage-backed and related securities held for
    investment                                                                           -      (100,780,023)               -
  Principal repayments on mortgage-backed and related securities held
    for investment                                                             102,986,604        43,826,047       26,567,249
  Loans originated for investment                                           (1,056,138,397)     (701,594,833)    (731,349,977)
  Loans purchased for investment                                              (302,834,697)     (178,103,908)     (21,675,836)
  Loan principal repayments                                                  1,102,340,559       742,073,665      356,507,215
  Sales of education loans                                                               -         1,384,322        4,996,708
  Increase in Federal Home Loan Bank stock                                     (27,571,100)       (1,671,500)      (3,056,800)
  Additions to office properties and equipment                                  (7,524,801)       (6,388,322)      (4,931,478)
  Purchase of net assets of other financial institutions                        (7,914,840)      (25,623,980)               -
  Purchase of bank-owned life insurance                                                  -       (15,000,000)               -
  Other, net                                                                     1,746,398       (11,529,079)       1,377,132
-----------------------------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                                     (302,943,766)     (309,524,563)    (308,501,761)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposit liabilities                                              172,343,825       202,008,108      227,992,689
  Purchased deposit liabilities                                                 25,290,037                 -                -
  Long-term advances from Federal Home Loan Bank                                         -       162,500,000      185,000,000
  Repayment of long-term Federal Home Loan Bank advances                       (54,315,000)      (53,245,000)     (95,400,000)
  Decrease in short-term Federal Home Loan Bank borrowings                     (12,500,000)      (23,045,000)    (165,728,000)
  Increase (decrease) in securities sold under agreements to repurchase                  -      (100,000,000)     100,000,000
  Decrease in federal funds purchased                                                    -       (20,000,000)               -
  Increase (decrease) in other borrowings                                       16,980,371        (2,609,059)      (2,605,331)
  Increase (decrease) in advance payments by borrowers for taxes and
    insurance                                                                   10,236,607           529,901       (4,384,104)
  Common stock issued for acquisition                                                    -        28,603,793                -
  Purchase of treasury stock                                                   (13,770,106)       (3,213,376)      (1,708,663)
  Dividends paid                                                               (10,145,762)       (8,866,148)      (7,699,035)
  Other, net                                                                     9,434,780         4,292,350          385,588
-----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                  143,554,752       186,955,569      235,853,144
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and due from banks                              13,726,017        45,310,886      (40,120,202)
Cash and due from banks at beginning of period                                  70,756,705        25,445,819       65,566,021
-----------------------------------------------------------------------------------------------------------------------------
    Cash and due from banks at end of period                               $    84,482,722   $    70,756,705   $   25,445,819
=============================================================================================================================
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                 $   163,151,918   $   173,143,469   $  157,156,021
  Interest paid on deposits and borrowings                                      81,190,645       109,779,635      100,364,327
  Income taxes paid                                                             18,534,887        11,408,441       12,559,751
  Income taxes refunded                                                            616,089             1,454          141,693
  Transfer of loans from held for investment to held for sale                  119,630,789       165,583,373       23,743,254
  Mortgage-backed securities swaps                                                       -                 -      132,280,050
=============================================================================================================================

Refer to accompanying Notes to Audited Consolidated Financial Statements.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS The Corporation provides a wide range of financial services to individuals and businesses in Wisconsin, south-eastern Minnesota, and northern Illinois through its wholly-owned subsidiary bank. The Corporation is subject to competition from other financial institutions and markets. The Corporation, the Bank, and the Bank's subsidiaries are also subject to the regulations of certain governmental agencies and undergo periodic examinations by those regulatory authorities.

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

         INVESTMENT SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES, AND STOCK HELD FOR REGULATORY PURPOSES Investment securities and mortgage-backed and related securities, are classified in one of two categories and accounted for as follows: (1) securities that the Corporation has the positive intent and ability to hold to maturity are classified as "held for investment" and reported at amortized cost; (2) securities not classified as "held for investment" are classified as "available for sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported as non-owner adjustments to equity, net of estimated income taxes. Management determines the appropriate classification for its securities at the time of purchase. The specific identification method is used to determine the cost of securities sold. The Corporation does not maintain a trading account for investment securities or mortgage-backed and related securities. Stock of the FHLB is primarily owned due to regulatory requirements and is carried at cost.

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

         The Corporation does not use derivative instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its operations. However, the Corporation does use forward sales of MBSs and other commitments of a similar nature to manage exposure to market risk in its "pipeline" of single-family residential loans intended for sale. Forward sales are derivative instruments and are subject to the rules established by SFAS 133. In addition, commitments to extend credit that relate to loans the Corporation intends to sell ("interest rate commitments") are also considered to be derivative instruments under

SFAS 133. The Corporation's policy is to offset substantially all of its exposure to market risk in its pipeline of loans intended for sale against forward sales.

         Single-family residential loans held for sale that are matched against a forward sale are accounted for using the "fair value hedge method". Accordingly, the loans and the forward sales are valued on a quarterly basis and net unrealized gains or losses are recorded in the current period's earnings. Loans held for sale that are not matched against forward sales are carried at the lower of aggregate cost or market. Net unrealized losses on these loans, if any, are recorded in the current period's earnings. In general, the Corporation does not maintain a material amount of loans held for sale that are not matched against forward sales. Net unrealized gains or losses associated with the Corporation's pipeline of single-family loans intended for sale are included in gain on sale of mortgage loans, which is a component of mortgage banking revenue.

         Interest rate commitments on loans the Corporation intends to sell, forward sales matched against such commitments, and forward sales that are not matched against a loan or interest rate commitment are valued on a quarterly basis. Net unrealized gains or losses associated with such derivative instruments are recorded in the current period's earnings.

         Net unrealized gains or losses associated with the Corporation's pipeline are included in gain on sale of mortgage loans, which is a component of mortgage banking revenue. Net unrealized gains and/or loses on the Corporation's pipeline were not material during any of the periods presented in the Corporation's Statements of Operations.

         SECURITIZATIONS AND SALES OF MORTGAGE LOANS The Corporation sells substantially all of the fixed-rate single-family mortgage loans it originates, including adjustable-rate loans that convert to fixed-rate loans. These sales are accomplished through cash sales to FHLMC, FNMA, FHLB, and other third-party investors, as well as through securitizations with FHLMC and FNMA. In general, MBSs received from FHMLC or FNMA in exchange for fixed-rate mortgage loans are sold immediately in the securities market. The gain or loss associated with sales of single-family mortgage loans is recorded as a component of mortgage banking revenue.

         Originations and sales of single-family mortgage loans will vary significantly from period to period depending on customer preferences for fixed-rate mortgage loans, customer refinance activity, and/or customer conversions of adjustable-rate loans into fixed-rate loans. Accordingly, the gain or loss associated with sales of single-family mortgage loans may vary substantially from period to period. In general, however, fluctuations in gains or losses on sales of single-family mortgage loans are offset to some degree by opposite changes in the amortization of mortgage servicing rights, which is also recorded as a component of mortgage banking revenue (refer to "Mortgage Servicing Rights", below).

         From time-to-time the Corporation also exchanges adjustable-rate mortgage loans held for investment for FHLMC or FNMA MBSs backed by the same loans. The resulting MBSs are classified in the Corporation's Statement of Financial Condition as "mortgage-backed and related securities available for sale". The Corporation continues to service the loans underlying these securities after they are exchanged.

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

         MORTGAGE SERVICING RIGHTS The Corporation continues to service most single-family mortgage loans it sells to third parties. Servicing mortgage loans includes such functions as collecting monthly payments of principal and interest from borrowers, passing such payments through to third-party investors, maintaining escrow accounts for taxes and insurance, and making such payments when they are due. When necessary, servicing mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. The Corporation generally earns a servicing fee of 25 basis points or more on the outstanding loan balance for performing these services as well as fees and interest income from ancillary sources such as delinquency charges and float. Servicing fee income is recorded as a component of mortgage banking revenue, net of the amortization and charges described in the following paragraphs.

         The Corporation records originated mortgage servicing rights ("OMSR") as a component of gain on sale of mortgage loans when the obligation to service such loans has been retained by the Corporation. The initial value recorded for OMSR is based on the relative values of the servicing rights and the underlying loans without the servicing rights. This value approximates the present value of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The carrying value of OMSR is amortized against service fee income in proportion to estimated gross servicing revenues, net of estimated costs of servicing, adjusted for expected prepayments. In addition to this periodic amortization, the carrying value of OMSR associated with loans that actually prepay is also charged against servicing fee income as amortization. As a result of the latter charges, there may be considerable variation in amortization of OMSR from period to period depending on actual customer prepayment activity. In general, however, variations in the amortization of OMSRs will offset to some degree opposite changes in gains or losses on sales of single-family mortgage loans, as previously described (refer to "Securitizations and Sales of Mortgage Loans", above).

         From time-to-time the Corporation also purchases mortgage servicing rights ("PMSR") from third-parties. Similar to originated servicing, the Corporation generally earns a fee of 25 basis points or more for performing duties similar to those described for its own originations. PMSR is recorded at cost and is amortized in a manner similar to that described for OMSR. The Corporation purchases or originates mortgage servicing rights on single-family residential mortgage loans only.

         The carrying value of OMSR and PMSR as recorded in the Corporation's Consolidated Statement of Financial Condition (collectively "mortgage servicing rights" or "MSRs") is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. In valuing MSRs, the Corporation stratifies the loans by investor and by the type of remittance program sponsored by the investor, if applicable. If, based on a periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against the Corporation's loan servicing fee income, which is included as a component of mortgage banking revenue. A valuation allowance is not recorded if the estimated fair value of a stratum exceeds its carrying value. Because of this inconsistent treatment, the Corporation may be required to maintain a valuation allowance against MSRs even though the estimated fair value of the Corporation's total MSR portfolio exceeds its carrying value in total. In addition, the Corporation may be required to maintain a valuation allowance even though it is unlikely to actually incur an economic loss in future periods because valuation allowances resulting from increases in prepayment expectations are likely to be offset by additional OMSR gains in future periods. The valuation allowance is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, a market-based discount rate, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income.

         ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is composed of specific and general valuation allowances. The Corporation establishes specific valuation allowances on loans it considers to be impaired and if loss is considered probable. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral. A specific valuation allowance is established for an amount equal to the impairment. General valuation allowances are based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect borrowers' ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors.

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

         GOODWILL AND INTANGIBLE ASSETS From time-to-time the Corporation has acquired all or a portion of the assets and liabilities of other financial institutions and has paid or received amounts for such assets and liabilities that are not equal to their identifiable fair value. Prior to 2002, a portion of the resulting difference (deposit-based intangible) was amortized to earnings over the estimated remaining lives of the deposit liabilities acquired in these transactions. The remaining amount (goodwill) was amortized over 20 years. On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new statements. Other identifiable intangible assets continue to be amortized over their useful lives, which include deposit-based intangibles.

         In October 2002, the FASB issued Statement of Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS 147"). Although the Corporation adopted this statement, such had no impact on its financial condition or results of operations.

         IMPAIRMENT OF LONG-LIVED ASSETS In January 2002, Statement of Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 144") became effective. Although the Corporation has adopted this standard, such had no impact on its financial condition or results of operations.

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

         PENSION COSTS AND OTHER POSTRETIREMENT BENEFITS The Corporation's net periodic pension cost consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the earnings on assets held by the retirement plan, and by amortization of any actuarial gains and losses over the estimated future service period of existing plan participants. The projected unit credit actuarial cost method is used to determine expected pension costs. The Corporation's funding policy is to contribute amounts deductible for federal income tax purposes.

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

         FAIR VALUES OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS The following methods and assumptions were used by the Corporation in estimating the fair value of financial instruments disclosed elsewhere in this report.

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

                  DEPOSIT LIABILITIES The fair values of demand deposit accounts (i.e., interest-bearing and non-interest-bearing checking accounts and money market and regular savings accounts) are equal to their face amount. The fair value of fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates offered by the Corporation as of the measurement date to a schedule of aggregate contractual maturities of such deposits as of the same dates.

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

                  In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others" (FIN 45). The Corporation does not engage in the types of transactions covered by FIN 45 to any material degree. Accordingly, FIN 45 has and will not have a material impact on the Corporation's financial condition or results of operations.

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

         As permitted by GAAP, the Corporation has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the effects of the fair value method on the Corporation's earnings have been disclosed elsewhere in this report on a pro forma basis.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"). The Corporation is not required to adopt this statement and does not currently have any intentions of adopting it.

         EARNINGS PER SHARE Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the incentive plans described elsewhere in this report. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the years ended December 31, 2002, 2001, and 2000, is as follows:

                                               2002                       2001                       2000
--------------------------------------------------------------------------------------------------------------------
                                     DILUTED        BASIC        DILUTED         BASIC       DILUTED        BASIC
--------------------------------------------------------------------------------------------------------------------
Net income                         $34,915,542   $34,915,542   $28,448,225   $28,448,225   $23,143,876   $23,143,876
====================================================================================================================
Average common shares issued, net
 of actual treasury shares          19,892,179    19,892,179    18,682,407    18,682,407    18,318,197    18,318,197
Potential common shares issued
 under stock options (treasury
 stock method)                         271,658             -       188,582             -       153,888             -
--------------------------------------------------------------------------------------------------------------------
Average common shares and
  potential common shares           20,163,837    19,892,179    18,870,989    18,682,407    18,472,085    18,318,197
====================================================================================================================
Earnings per share                 $      1.73   $      1.76   $      1.51   $      1.52   $      1.25   $      1.26
====================================================================================================================

         CASH AND CASH EQUIVALENTS For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents consists solely of cash on hand and non-interest-bearing deposits in banks ("cash and due from banks"). The Corporation is required to maintain a certain amount of cash on hand and non-interest-bearing account balances at the Federal Reserve Bank of Minneapolis to meet specific reserve requirements. These requirements approximated $49.6 million at December 31, 2002.

         RECLASSIFICATION Certain 2001 and 2000 balances have been reclassified to conform with the 2002 presentation.

NOTE 2--INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES

         Investment securities and mortgage-backed and related securities at December 31, 2002 and 2001, are summarized as follows:

                                                                   2002
-------------------------------------------------------------------------------------------------
                                          AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                            COST          GAINS          LOSSES         VALUE
-------------------------------------------------------------------------------------------------
Available for sale:
 Collateralized mortgage obligations    $321,054,160    $1,109,312     ($298,506)    $321,864,966
 Mortgage-backed securities               41,440,735     2,769,405             -       44,210,140
-------------------------------------------------------------------------------------------------
  Total available for sale               362,494,895     3,878,717      (298,506)     366,075,106
-------------------------------------------------------------------------------------------------
Held for investment:
 Collateralized mortgage obligations      29,129,314       188,596       (27,917)      29,289,994
 Mortgage-backed securities                  900,376        12,952       (11,146)         902,182
-------------------------------------------------------------------------------------------------
  Total held for investment               30,029,690       201,548       (39,063)      30,192,176
-------------------------------------------------------------------------------------------------
  Total investment securities and
    mortgage-related securities         $392,524,585    $4,080,265     ($337,569)    $396,267,282
=================================================================================================

                                                                   2001
-------------------------------------------------------------------------------------------------
                                           AMORTIZED      UNREALIZED    UNREALIZED      FAIR
                                             COST           GAINS         LOSSES        VALUE
-------------------------------------------------------------------------------------------------
Available for sale:
 Investment securities                  $   35,360,585   $    100,915           -    $ 35,461,500
 Collateralized mortgage obligations       221,777,458      1,919,852   ($298,471)    223,398,839
 Mortgage-backed securities                 81,011,417      1,593,939     (24,283)     82,581,073
-------------------------------------------------------------------------------------------------
  Total available for sale                 338,149,460      3,614,706    (322,754)    341,441,412
-------------------------------------------------------------------------------------------------
Held for investment:
 Collateralized mortgage obligations       132,755,022      1,058,523    (147,711)    133,665,834
 Mortgage-backed securities                  1,255,226         30,378     (14,094)      1,271,510
-------------------------------------------------------------------------------------------------
  Total held for investment                134,010,248      1,088,901    (161,805)    134,937,344
-------------------------------------------------------------------------------------------------
  Total investment securities and
    mortgage-related securities         $  472,159,708   $  4,703,607   ($484,559)   $476,378,756
=================================================================================================

         Accrued interest on investment securities was zero and $437,022 at December 31, 2002 and 2001, respectively. Accrued interest receivable on mortgage-backed and related securities was $2,085,348 and $2,688,617 at December 31, 2002 and 2001, respectively.

         MBSs consist of FHLMC and FNMA securities. As of December 31, 2002, the Corporation had retained the credit risk on $25.7 million in FHLMC MBSs. CMOs consist of securities backed by the aforementioned agency-backed securities or by whole-loans. As of December 31, 2002, approximately 79% of the Corporation's CMO portfolio consisted of securities backed by whole loans--all of which were rated triple-A or its equivalent by the major credit-rating agencies. Approximately 35% of the Corporation's whole-loan CMOs consisted of loans on properties located in the state of California. No other geographical location had a material concentration.

         Realized losses on sales of investment securities were $166,264 in 2002. Realized gains on sales of investment securities were $13,199 in 2001. There were no realized gains or losses on sales of investment securities in 2000. There were no realized gains or losses on sales of mortgage-backed and related securities during 2002, 2001, and 2000.

NOTE 3--LOANS HELD FOR INVESTMENT

        Loans held for investment at December 31 are summarized as follows:

                                            2002              2001
-----------------------------------------------------------------------
First mortgage loans:
  Single-family real estate            $  734,407,400    $  669,866,752
  Multi-family real estate                254,294,478       252,311,829
  Non-residential real estate             250,223,910       257,042,756
  Construction                             97,263,177        83,536,806
Consumer loans:
  Second mortgage and home equity         345,810,380       249,500,788
  Automobile                              126,454,963        75,009,273
  Other consumer                           28,613,347        29,949,607
Education loans                           194,597,010       201,183,233
Commercial business loans                  71,904,398        38,735,556
-----------------------------------------------------------------------
  Subtotal                              2,103,569,063     1,857,136,600
Unearned discount, premiums, and net
 deferred loan fees and costs               8,730,580         4,141,413
Allowance for loan losses                 (11,658,086)       (9,961,577)
-----------------------------------------------------------------------
  Total                                $2,100,641,557    $1,851,316,436
=======================================================================

         Accrued interest receivable on loans was $15,305,012 and $15,764,703 at December 31, 2002 and 2001, respectively.

         Loans serviced for investors were $3.0 billion, $2.7 billion, and $2.1 billion at December 31, 2002, 2001, and 2000, respectively. These loans are not reflected in the Corporation's Consolidated Statements of Financial Condition. At December 31, 2002, the Corporation had retained the credit risk related to $2.0 billion in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.

         At December 31, 2002 and 2001, loans on non-accrual status were $5.4 million and $5.7 million, respectively. The Corporation has no loans contractually past due ninety or more days for which interest is being accrued.

         With respect to single-family mortgage loans, it is the Corporation's general policy to restrict lending to its primary market areas in Wisconsin, Minnesota, and Illinois, as well as contiguous counties in Iowa, though from time-to-time the Corporation will purchase single-family loans originated outside of its primary market area. It is also the Corporation's general policy to limit an individual single-family mortgage loan to 80% of the appraised value of the property securing the loan. The Corporation will occasionally lend more than 80% of the appraised value of the property, but generally will require the borrower to obtain private mortgage insurance on the portion of the loan amount that exceeds 80% of the collateral. Single-family mortgage loans originated or purchased outside of the Corporation's primary market area were $307 million and $237 million at December 31, 2002 and 2001, respectively.

         With respect to multi-family and non-residential real estate loans, it is the Corporation's policy to restrict its lending area to loans secured by property located within a 300-mile radius of La Crosse, to include all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota, although in the past the Corporation originated multi-family and non-residential real estate loans outside of this area. It is also the Corporation's general policy to limit loans on multi-family residential complexes, retail shopping centers, office buildings, and multi-tenant industrial buildings to 80% of the appraised value of the property securing the loan. Loans on other types of commercial properties, such as nursing homes, hotels/motels, churches, and single-tenant industrial buildings are limited to 75% or less of the appraised value of the property securing the loan. Multi-family and non-residential real estate loans originated or purchased outside of the Corporation's market area were $19.9 million and $22.6 million, at December 31, 2002 and 2001, respectively.

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

         With respect to commercial business loans, it is the Corporation's policy that such loans be supported primarily by the borrower's ability to repay the loan and/or alternative sources of repayment (generally in the form of collateral or outside guarantee), and secondarily by the value of the collateral securing the loan, if any. Applications for commercial business loans are accepted at the Corporation's offices in La Crosse and Wausau, Wisconsin, as well as Rochester, Minnesota. It is the Corporation's general policy to restrict its commercial business lending to a market area defined as within a 150-mile radius of any office location where business banking products and services are sold.

         A summary of the activity in the allowance for loan losses is as follows:

                                           2002             2001            2000
-----------------------------------------------------------------------------------
Balance at beginning of period
Provision charged to expense           $ 9,961,577      $  8,027,526     $7,623,526
                                         3,468,063         1,763,391      1,008,780
-----------------------------------------------------------------------------------
Loans charged-off                       (1,844,943)       (1,189,383)      (664,765)
Recoveries                                  73,389            98,026         59,985
-----------------------------------------------------------------------------------
Charge-offs, net                        (1,771,554)       (1,091,357)      (604,780)
Purchased allowances                             -         1,262,017              -
-----------------------------------------------------------------------------------
Balance at end of period               $11,658,086      $  9,961,577     $8,027,526
===================================================================================

NOTE 4--MORTGAGE SERVICING RIGHTS

         A summary of the activity in mortgage servicing rights is as follows:

------------------------------------------------------------------------------------------------------------
                                                    PURCHASED     ORIGINATED      VALUATION
                                                       MSR            MSR         ALLOWANCE         TOTAL
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       $ 2,228,624   $ 22,166,000    ($2,666,643)   $ 21,727,981
Purchased servicing                                  1,865,307                                     1,865,307
Originated servicing                                                3,293,776                      3,293,776
Amortization charged to earnings                      (437,834)    (3,168,758)                    (3,606,592)
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                         3,656,097     22,291,018     (2,666,643)     23,280,472
Purchased servicing                                  1,100,197                                     1,100,197
Originated servicing                                               20,183,936                     20,183,936
Originated servicing obtained through acquisition                   1,248,285                      1,248,285
Amortization charged to earnings                    (1,669,661)   (14,301,103)                   (15,970,764)
Valuation adjustments charged to earnings                                             66,643          66,643
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                         3,086,633     29,422,136     (2,600,000)     29,908,769
Originated servicing                                               26,286,368                     26,286,368
Amortization charged to earnings                    (1,754,025)   (23,519,771)                   (25,273,796)
Valuation adjustments charged to earnings                                           (750,000)       (750,000)
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                       $ 1,332,608   $ 32,188,733    ($3,350,000)   $ 30,171,341
============================================================================================================

         As more fully described in Note 1, originated servicing is recorded as a component of gain on sale of mortgage loans, which is included as a component of mortgage banking revenue. In addition, amortization and valuation adjustments charged to earnings are recorded as an offset to servicing fee income, which is also recorded as a component of mortgage banking revenue.

         As noted in the table, above, amortization of MSRs varies considerably from period to period. The amortization of MSRs is significantly influenced by the interest rate environment and the impact such has on borrower behavior and the broader market's expectations for future loan prepayment activity. If the interest rate environment at December 31, 2002, remains unchanged for the next five years and/or the market's expectations for future loan prepayment activity does not change over the same period, management estimates amortization of MSRs will be $15.6 million, $8.9 million, $4.6 million, $2.2 million, and $1.1 million during the years 2003 to 2007, respectively. Management cautions the reader that the only thing known for certain with respect to this estimate is that it is a virtual certainty that it will not transpire because it is a virtual certainty that interest rates will fluctuate, borrower behavior will change, and market expectations for future prepayments will vary. The reader is also cautioned that the disclosure does not include an estimate of amortization for MSRs originated or purchased after December 31, 2002. As a result of these shortcomings, management cautions the reader that this disclosure may be of very limited value.

NOTE 5--OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at December 31 are summarized as follows:

                                                       2002          2001
-----------------------------------------------------------------------------
Office buildings and improvements                   $22,699,575   $19,842,841
Furniture and equipment                              26,338,144    22,398,647
Leasehold improvements                                8,235,992     7,152,627
Land and improvements                                 4,616,028     4,429,865
Property acquired for expansion                         712,330       332,864
Construction in progress                              2,262,012     2,963,335
-----------------------------------------------------------------------------
  Subtotal                                           64,864,081    57,120,179
Less allowances for depreciation and amortization    29,216,746    26,466,869
-----------------------------------------------------------------------------
  Total                                             $35,647,335   $30,653,310
=============================================================================

         The Corporation rents office space and land under operating leases at certain of its locations. These leases have terms expiring between 2003 and 2034 and provide for renewals subject to escalation clauses. Rental expense was $2,655,420, $2,217,502, and $1,862,905 for the years ended December 31, 2002,
2001, and 2000, respectively.

NOTE 6--INTANGIBLE ASSETS

         The Corporation adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other identifiable intangible assets continue to be amortized over their useful lives, which include deposit-based intangibles. If SFAS 142 had been in effect during the twelve months ended December 31, 2001 and 2000, the Corporation's net income in such periods would have been higher by approximately $662,000 in each period, or $0.03 and $0.04 per diluted share, respectively.

         The following table provides a summary of the Corporation's goodwill and other intangible assets as of December 31:

                                                        2002           2001
------------------------------------------------------------------------------
Goodwill:
   Deductible for tax purposes                      $22,939,311   $  6,276,631
   Not deductible for tax purposes                   15,607,127     15,607,127
Deposit-based intangibles:
   Deductible for tax purposes                        2,876,753        217,174
   Not deductible for tax purposes                    1,465,617      1,828,517
Other intangibles, deductible for tax purposes          929,578      1,016,830
------------------------------------------------------------------------------
   Total                                            $43,818,386   $ 24,946,280
==============================================================================

         As of December 31, 2002, the weighted-average remaining amortization period for deposit-based intangibles deductible for tax purposes was approximately 12 years. It was 14 years for non-deductible deposit-based intangibles. Amortization for all deposit-based intangibles is expected to be $666,000 in 2003, $591,000 in 2004, $503,000 in 2005, $441,000 in 2006, and
$390,000 in 2007. As of December 31, 2002, the weighted-average remaining amortization period for other intangibles was approximately 9 years. Amortization for other intangibles is expected to be approximately $124,000 per year in the years 2003 through 2007.

         As described in Note 14, the Corporation disregards the impact of goodwill and other intangible assets in evaluating the performance of its reportable segments. Consequently, no effort has been made to allocate such assets to the Corporation's reportable segments. As described in Note 14, the Corporation accounts for its operations along product lines. However, management of the Corporation believes it is more appropriate in the banking industry for goodwill and other intangible assets to continue to be associated with the specific customer base or market from which such assets arose, as opposed to particular product lines. Accordingly, the Corporation maintains its accounting records for goodwill and other intangible assets by market, rather than by product line. Management of the Corporation believes this approach to be appropriate, because its annual impairment evaluation for goodwill and other intangible assets begins with an analysis of its customer, loan, and deposit bases in a particular market, as well as the wealth of public information that is available in the banking industry on the value of such franchises. The following table summarizes the Corporation's goodwill and other intangible assets by market as of December 31:

                                                  2002                                    2001
----------------------------------------------------------------------------------------------------------------
                                             DEPOSIT-BASED                            DEPOSIT-BASED
MARKET                           GOODWILL     INTANGIBLES      OTHER     GOODWILL      INTANGIBLES      OTHER
----------------------------------------------------------------------------------------------------------------
Wausau, Wisconsin              $12,513,602   $  1,465,617           -   $12,513,602   $ 1,828,517              -
Rochester, Minnesota            16,662,680      2,692,857           -             -             -              -
Rockford, Illinois               6,276,630              -           -     6,276,630             -              -
Beloit/Janesville, Wisconsin     3,093,526         20,327           -     3,093,526        30,503              -
All other markets                        -        163,569     929,578             -       186,671      1,016,830
----------------------------------------------------------------------------------------------------------------
  Total                        $38,546,438   $  4,342,370    $929,578   $21,883,758   $ 2,045,691     $1,016,830
================================================================================================================

         Management has evaluated the Corporation's intangible assets in accordance with SFAS 142 and has determined that such assets are not impaired at this time.

NOTE 7--DEPOSIT LIABILITIES

         Deposit liabilities at December 31 are summarized as follows:

                                             2002             2001
-----------------------------------------------------------------------
Checking accounts:
  Non-interest-bearing                  $  356,357,052   $  285,591,265
  Interest-bearing                         138,650,072      101,679,255
Money market accounts                      241,113,975      214,604,134
Regular savings accounts                   159,723,965      141,547,813
Variable-rate IRA accounts                   4,120,419        4,017,132
-----------------------------------------------------------------------
    Total demand deposits                  899,965,483      747,439,599
-----------------------------------------------------------------------
Time deposits maturing within...
  Three months                             220,091,094      500,198,795
  Four to six months                       217,916,156      200,025,611
  Seven to twelve months                   653,508,965      189,677,794
  Thirteen to twenty-four months           157,528,782      217,244,381
  Twenty-five to thirty-six months         121,376,825      146,742,749
  Thirty-seven to forty-eight months        14,508,390       24,149,896
  Forty-nine to sixty months                70,252,597        3,775,222
-----------------------------------------------------------------------
    Total time deposits                  1,455,182,809    1,281,814,448
-----------------------------------------------------------------------
    Total                               $2,355,148,292   $2,029,254,047
=======================================================================

         Accrued interest payable on deposit liabilities was $1,295,729 and $2,029,395 at December 31, 2002 and 2001, respectively. Time deposits include $195 million and $152 million of certificates in denomination of $100,000 or more at December 31, 2002 and 2001, respectively. Time deposits also include $5.3 million and $22.3 million in deposits obtained through third-party brokers at December 31, 2002 and 2001, respectively.

         Included in non-interest-bearing checking accounts at December 31, 2002 and 2001, were $139 million and $105 million, respectively, which represented amounts held in custody for third-party investors in loans serviced by Corporation.

         Interest expense on deposit liabilities for the year ended December 31 is summarized as follows:

                                           2002              2001          2000
-----------------------------------------------------------------------------------
Checking accounts                       $   475,103      $   573,484    $   571,473
Money market savings accounts             3,239,148        5,538,599      6,577,913
Regular savings                           1,150,568        1,528,534      1,619,063
Time deposits                            52,218,120       75,943,999     64,819,276
-----------------------------------------------------------------------------------
  Total                                 $57,082,939      $83,584,616    $73,587,725
===================================================================================

NOTE 8--FEDERAL HOME LOAN BANK ADVANCES AND ALL OTHER BORROWINGS

         FHLB advances and all other borrowings at December 31 are summarized as follows:

                                                                  2002                       2001
--------------------------------------------------------------------------------------------------------------
                                                                      WEIGHTED                      WEIGHTED
                                                        BALANCE     AVERAGE RATE     BALANCE      AVERAGE RATE
--------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances maturing in...
2002                                                            -         -        $ 66,815,000      3.75%
2003                                                 $170,600,000      5.32%        170,600,000      5.32
2004                                                  125,000,000      5.09         125,000,000      5.09
2005                                                   77,500,000      5.58          77,500,000      5.58
2008                                                   27,500,000      4.96          27,500,000      4.96
--------------------------------------------------------------------------------------------------------------
  Total FHLB advances                                 400,600,000      5.27         467,415,000      5.05
Other borrowings                                       17,012,682      2.47              32,311      9.00
--------------------------------------------------------------------------------------------------------------
  Total                                              $417,612,682      5.16%       $467,447,311      5.05%
==============================================================================================================

         Accrued interest payable on FHLB advances and all other borrowings was $1,823,680 and $2,034,345 at December 31, 2002 and 2001, respectively.

         The Corporation's borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain mortgage. Interest on the Corporation's open line of credit with the FHLB is paid monthly at approximately 25 basis points above the federal funds rate. As of December 31, 2002 and 2001, there were no borrowings outstanding under this line of credit. As of December 31, 2002, $76.3 million, $75.0 million, $52.5 million, and $27.5 million of the advances maturing in the years 2003, 2004, 2005, and 2008, respectively, consist of borrowings that are redeemable quarterly at the option of the FHLB.

         The Corporation has unsecured lines of credit with three financial institutions. These lines, which amount to $60.0 million in the aggregate, permit the overnight purchase of federal funds. There were no amounts outstanding under these lines as of December 31, 2002. The Corporation also has an unsecured line of credit with one of these institutions in the amount of $35.0 million. As of December 31, 2002, there was $17.0 million outstanding under this unsecured line of credit.

NOTE 9--INCOME TAXES

         Federal and state income tax expense for the years ended December 31 is summarized as follows:

                          2002           2001         2000
--------------------------------------------------------------
Current:
 Federal              $16,147,140    $12,819,735   $12,689,599
 State                    197,726        128,750       104,230
--------------------------------------------------------------
   Total current       16,344,866     12,948,485    12,793,829
--------------------------------------------------------------
Deferred:
  Federal               1,901,000      2,427,000       (24,000)
  State                 1,152,000         23,000             -
--------------------------------------------------------------
   Total deferred       3,053,000      2,450,000       (24,000)
--------------------------------------------------------------
   Total              $19,397,866    $15,398,485   $12,769,829
==============================================================

         The significant components of the Corporation's deferred tax expense for the years ended December 31 are summarized as follows:

                                                     2002          2001          2000
-----------------------------------------------------------------------------------------
Mortgage servicing rights                         $1,570,734    $3,523,085     $  200,744
Office properties and equipment depreciation         209,218       118,544        (17,036)
Asset valuation allowances                           143,102       (76,492)       (43,871)
Deferred loan fees                                   146,949        68,944        540,898
Provision for loan and real estate losses, net      (866,930)     (442,792)      (183,455)
Deferred compensation                               (197,379)     (669,402)      (789,847)
FHLB stock dividends                               1,105,635       719,313        783,665
Purchase acquisition adjustments                     621,889      (402,148)       (46,712)
Other                                                319,782      (389,052)      (468,386)
-----------------------------------------------------------------------------------------
  Total deferred                                  $3,053,000    $2,450,000     $  (24,000)
=========================================================================================

         The income tax provision differs from the provision computed at the federal statutory corporate tax rate for the years ended December 31 as follows:

                                                         2002          2001         2000
--------------------------------------------------------------------------------------------
Income taxes at federal statutory of 35%            $19,009,693   $15,346,348    $12,569,797
State income tax net of federal income tax effect       877,322        98,637         67,749
Other                                                  (489,149)      (46,500)       132,283
--------------------------------------------------------------------------------------------
  Income tax provision                              $19,397,866   $15,398,485    $12,769,829
============================================================================================

         The significant components of the Corporation's deferred tax assets and liabilities as of December 31, are summarized as follows:

                                                     2002           2001
-----------------------------------------------------------------------------
Deferred tax assets:
  Loan and real estate loss allowances            $ 4,946,152    $  4,072,692
  Deferred compensation                             3,597,615       3,394,793
  Asset valuation allowances                          241,338         383,825
  State tax loss carryforwards, net                 1,829,918       2,157,092
  Additional minimum pension liability                594,566               -
  Other                                               107,661         262,766
-----------------------------------------------------------------------------
    Total deferred tax assets                      11,317,250      10,271,168
  Valuation allowance                                (458,920)       (670,868)
-----------------------------------------------------------------------------
    Adjusted deferred tax assets                   10,858,330       9,600,300
----------------------------------------------------------------------------
Deferred tax liabilities:
  Mortgage servicing rights                        10,942,816       9,357,079
  Securities valuation allowance                    1,253,074       1,152,183
  Office properties and equipment depreciation        671,206         461,249
  Deferred loan fees                                1,260,021       1,111,289
  FHLB stock dividends                              2,910,578       1,802,054
  Purchase acquisition adjustments                  1,303,485         680,505
  Investment in unconsolidated partnerships            62,722         100,749
  Other                                               453,728         366,250
-----------------------------------------------------------------------------
    Total deferred tax liabilities                 18,857,630      15,031,358
-----------------------------------------------------------------------------
    Net deferred tax liabilities                 ($ 7,999,300)  ($  5,431,058)
=============================================================================

         The Bank qualifies under provisions of the IRC that prior to 1996 permitted it to deduct from taxable income an allowance for bad debts that generally exceeded losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $21.1 million of retained income at December 31, 2002. If in the future the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then-applicable rates. If income taxes had been provided, the tax liability would have been approximately $8.5 million. At December 31, 2002, the Corporation had $29.1 million in state net operating loss carryforwards for tax purposes that expire between 2004 and 2017.

NOTE 10--EMPLOYEE BENEFIT PLANS

         PENSION PLAN The Corporation has established a pension plan for the benefit of full-time employees that have at least one year of service and have attained the age of 20. Benefits under the plan are based on the employee's years of service and compensation during the years immediately preceding retirement. The following table summarizes the components of pension benefit obligation and plan assets, the funded status of the plan, the amount recognized in the Corporation's consolidated financial statements, and the weighted-average assumptions for the years ended December 31, 2002 and 2001.

                                                         2002              2001
----------------------------------------------------------------------------------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year            $12,337,045       $10,491,473
  Service costs                                          852,988           681,215
  Interest costs                                         910,252           791,813
  Plan amendment                                         (37,305)           50,395
  Actuarial loss                                       1,587,379           602,524
  Benefit payments                                      (344,131)         (280,375)
----------------------------------------------------------------------------------
    Benefit obligation at end of year                $15,306,228       $12,337,045
==================================================================================
Reconciliation of fair value of plan assets:
  Fair value of plan assets at beginning of year:    $10,038,249       $10,986,168
  Actual return on plan assets                        (1,216,526)         (667,544)
  Employer contributions                                 437,811                 -
  Benefit payments                                      (344,131)         (280,375)
----------------------------------------------------------------------------------
    Fair value of plan assets at end of year         $ 8,915,403       $10,038,249
==================================================================================
Funded status:
  Funding shortfall at end of year                   $ 6,390,825       $ 2,298,796
  Additional minimum pension liability                 1,486,414                 -
  Unrecognized prior service cost                          7,475            (7,656)
  Unrecognized net loss                               (5,233,056)       (1,422,223)
----------------------------------------------------------------------------------
    Accrued pension expense                          $ 2,651,658          $868,917
==================================================================================
Components of net periodic benefit cost:
  Service costs                                      $   852,988       $   681,215
  Interest costs                                         910,252           791,813
  Expected return on plan assets                      (1,006,928)         (974,261)
  Amortization of prior service costs                    (22,174)          (22,174)
----------------------------------------------------------------------------------
    Net periodic benefit cost                        $   734,138       $   476,593
==================================================================================
Weighted-average assumptions:
  Discount rate                                             6.75%             7.25%
  Expected return on plan assets                            9.00%             9.00%
  Rate of compensation increase                             5.50%             5.50%
==================================================================================

         Beginning in 2003, the expected return on plan assets will be reduced to 8.5%. The additional minimum pension liability of $1,486,414 in 2002 was recorded through accumulated non-owner adjustments to equity, net of estimated income taxes of $594,566.

         POSTRETIREMENT EMPLOYEE BENEFITS The Corporation provides certain health care insurance benefits to retired employees. Substantially all of the employees of the Corporation may become eligible for these benefits if they reach normal retirement age while working for the Corporation. The following table summarizes the components of postretirement benefit obligation and funded status, as well as the amounts recognized in the Corporation's consolidated financial statements for the years ended December 31, 2002 and 2001.

                                                                                            2002             2001
--------------------------------------------------------------------------------------------------------------------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year                                                $3,013,756       $2,191,915
  Service costs                                                                             106,399          123,921
  Interest costs                                                                            202,940          205,598
  Actuarial (gain) loss                                                                     (83,163)         589,450
  Benefit payments                                                                          (81,229)         (97,128)
--------------------------------------------------------------------------------------------------------------------
    Benefit obligation at end of year                                                    $3,158,703       $3,013,756
====================================================================================================================
Funded status:
  Funding shortfall at end of year                                                       $3,158,703       $3,013,756
  Unrecognized transition asset                                                            (342,299)        (376,529)
  Unrecognized net loss                                                                    (820,449)        (923,068)
--------------------------------------------------------------------------------------------------------------------
    Accrued post-retirement benefit expense                                              $1,995,955       $1,714,159
====================================================================================================================
Components of net periodic benefit cost:
  Service costs                                                                          $  106,399       $  123,921
  Interest costs                                                                            202,940          205,598
  Amortization of transition obligation                                                      34,230           34,230
  Recognized actuarial loss                                                                  19,456           28,556
--------------------------------------------------------------------------------------------------------------------
    Net periodic benefit cost                                                            $  363,025       $  392,305
====================================================================================================================
Weighted-average assumptions:
  Discount rate                                                                                6.75%            7.25%
  Rate of compensation increase                                                                5.50%            5.50%
====================================================================================================================

         The assumed rate of increase in the per capita cost of covered benefits was approximately 6.5% for 2002, declining to approximately 5.5% in 2004 and thereafter. This assumption has a significant effect on the amounts reported in the Corporation's consolidated financial statements. For example, a one percentage point increase in the assumed trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2002, by approximately $252,000 and the aggregate service and interest cost components of postretirement benefit expense for 2002 by approximately $29,000. A one percentage point decline would decrease these amounts by approximately $222,000, and $25,000, respectively.

         SAVINGS PLANS The Corporation maintains a 401(k) savings plan for the benefit of substantially all of its employees. Employees may contribute up to a certain percentage of their compensation to the plan and the Corporation will match their contributions within certain limits. In addition, the employee may also receive discretionary profit sharing contributions from the Corporation. The Corporation provided matching and discretionary contributions of approximately $968,000, $790,000, and $551,000 during the years ended December 31, 2002, 2001, and 2000, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN The Corporation makes annual discretionary contributions to an Employee Stock Ownership Program ("ESOP") for the benefit of substantially all of its employees. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $657,000, $482,000, and $373,000 in ESOP-related compensation expense during the years ended December 31, 2002, 2001, and 2000, respectively.

         SUPPLEMENTAL PENSION PLAN The Corporation makes annual contributions to a supplemental pension plan for certain members of management. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $347,000, $285,000, and $238,000 in such expense during the years ended December 31, 2002, 2001, and 2000, respectively.

         STOCK INCENTIVE PLANS The Corporation has adopted a stock incentive plan designed to attract and retain qualified personnel in key management positions. The plan provides for the grant of stock options, restricted stock, and stock appreciation rights. In general, stock options granted under the plan are exercisable at a price equal to the fair value of the stock on the date of the grant. Furthermore, the options are subject to three- to five-year graded vesting requirements and a maximum exercise period of ten years. The plan currently authorizes the issuance of approximately 4.5 million shares, of which 614,000 shares were unallocated as of December 31, 2002. Activity in these stock incentive plans for each of the three years ended December 31, 2002, 2001, and 2000, is summarized as follows:

                                                              2002                     2001                     2000
----------------------------------------------------------------------------------------------------------------------------
                                                                  WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                   AVERAGE                  AVERAGE                  AVERAGE
                                                      NUMBER        PRICE      NUMBER        PRICE       NUMBER       PRICE
----------------------------------------------------------------------------------------------------------------------------
Stock options outstanding at beginning of period      996,802     $  12.39     741,770     $  10.24      734,060    $   9.34
Stock options granted                                  68,582        19.59     380,550        14.17       95,000       11.00
Stock options exercised                              (153,596)        6.89    (107,638)        3.61      (84,290)       3.10
Stock options forfeited                               (10,500)       15.36     (17,880)       13.80       (3,000)      14.75
----------------------------------------------------------------------------------------------------------------------------
Stock options outstanding at end of period            901,288     $  13.84     996,802     $  12.39      741,770    $  10.24
============================================================================================================================
Fully-vested options outstanding at end of period     565,915     $  13.18     498,420     $  11.03      569,770    $   9.59
============================================================================================================================

         The following table presents the stock options outstanding as of December 31, 2002, by range of exercise prices:

                                                                                     WEIGHTED AVG          WEIGHTED AVG
                                                                   STOCK OPTIONS       REMAINING             EXERCISE
RANGE OF EXERCISE PRICES                                            OUTSTANDING          TERM                 PRICE
-----------------------------------------------------------------------------------------------------------------------
$ 0.00 - $5.00                                                          1,234          1.3 years           $       3.58
  5.01 - 10.00                                                         57,000          2.6 years                   5.54
 10.01 - 15.00                                                        753,972          6.9 years                  13.92
 15.01 - 20.00                                                         46,250          9.0 years                  16.91
 20.01 - 25.00                                                         42,832          9.3 years                  20.55
-----------------------------------------------------------------------------------------------------------------------
Total Options Outstanding                                             901,288          6.8 years           $      13.84
=======================================================================================================================

         During the years ended December 31, 2002, 2001, and 2000, 46,000, 68,000, and 15,000 shares of restricted stock were granted at weighted-average fair values of $18.88, $14.50 and $11.00, respectively.

         The Corporation has also adopted a stock incentive plan designed to attract and retain qualified non-employee directors for the Corporation and its subsidiaries. Under the plan each director receives options to purchase 8,800 shares upon election or re-election to the Board of Directors. In general, the stock options are exercisable at a price at least equal to the fair value of the stock on the date of grant and are fully-vested on the date of the grant. These plans have authorized the issuance of 1,071,000 shares, of which 380,000 shares were unallocated as of December 31, 2002. Activity in these stock incentive plans for each of the three years ended December 31, 2002, 2001, and 2000 is summarized as follows:

                                                             2002                      2001                     2000
----------------------------------------------------------------------------------------------------------------------------
                                                                  WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                   AVERAGE                 AVERAGE                   AVERAGE
                                                       NUMBER       PRICE       NUMBER      PRICE        NUMBER       PRICE
----------------------------------------------------------------------------------------------------------------------------
Stock options outstanding at beginning of period      156,396     $  11.67     138,796     $  10.42      131,996    $   9.09
Stock options granted                                  17,600        19.33      26,400        14.79       26,400       11.75
Stock options exercised                               (37,400)       13.46      (8,800)        1.36      (19,600)       3.25
----------------------------------------------------------------------------------------------------------------------------
Stock options outstanding at end of period            136,596     $  12.17     156,396     $  11.67      138,796    $  10.42
============================================================================================================================

         The following table presents the stock options outstanding as of December 31, 2002, by range of exercise prices:

                                                                                     WEIGHTED AVG          WEIGHTED AVG
                                                                  STOCK OPTIONS        REMAINING             EXERCISE
RANGE OF EXERCISE PRICES                                           OUTSTANDING           TERM                 PRICE
-----------------------------------------------------------------------------------------------------------------------
$ 0.00 - $5.00                                                         17,596          0.8 years           $       4.77
  5.01 - 10.00                                                         31,000          3.9 years                   8.11
 10.01 - 15.00                                                         61,600          7.7 years                  13.50
 15.01 - 20.00                                                         26,400          7.9 years                  18.75
-----------------------------------------------------------------------------------------------------------------------
Total Options Outstanding                                             136,596          6.0 years           $      12.17
=======================================================================================================================

         As described in Note 1, the Corporation has elected to provide pro forma disclosure of the effects of its stock incentive plans. If the Corporation had accounted for its stock incentive plans using the fair value method, the Corporation's pro forma net income would have been $34.1 million, $27.5 million, and $22.7 million during the years ended December 31, 2002, 2001, and 2000, respectively. Pro forma diluted earnings per share would have been $1.69, $1.46, and $1.23 and pro forma basic earnings per share would have been $1.71, $1.47, and $1.24 during the same periods, respectively.

         The weighted-average fair value of the options granted in 2002, 2001, and 2000, were $5.86, $4.26, and $3.91, respectively. The fair values of these options were estimated as of the dates they were granted using a Black-Scholes option-pricing model. Weighted-average assumptions for 2002 were 3.4% risk-free interest rate, 2.7% dividend yield, 30% volatility, and a seven-year expected life. Weighted-average assumptions for 2001 were 4.6% risk-free interest rate, 3.2% dividend yield, 30% volatility, and a seven-year expected life. Weighted-average assumptions for 2000 were 6.0% risk-free interest rate, 3.0% dividend yield, 35% volatility, and a seven-year expected life.

NOTE 11--COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

         OTHER COMMITMENTS AND CONTINGENCIES At December 31, 2002, the Corporation had commitments to originate mortgage loans at market terms aggregating approximately $179 million, which expire on various dates in 2003. At December 31, 2002, the Corporation also had commitments to fund $63.0 million in additional proceeds on construction loans. As of the same date the Corporation had approximately $6.4 million in commitments outstanding under standby letters of credit and financial guarantees, $61.9 million in commitments outstanding under unused home equity lines of credit, and $2.0 million and $17.5 million under commercial real estate lines and commercial business lines of credit, respectively. Furthermore, the Corporation had commitments to sell approximately $195 million in mortgage loans to FHLMC, FNMA, and the FHLB at various dates in 2003.

         At December 31, 2002, the Corporation had retained the credit risk related to $2.0 billion in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.

NOTE 12--STOCKHOLDERS' EQUITY

         PREFERRED STOCK The Corporation is authorized to issue up to 5,000,000 shares of preferred stock, $.10 par value per share, although no such stock was outstanding at December 31, 2002. The Board of Directors of the Corporation is authorized to establish the voting powers, designations, preferences, or other special rights of such shares and the qualifications, limitations, and restrictions thereof. The preferred stock may be issued in distinctly designated series, may be convertible to common stock, and may rank prior to the common stock in dividend rights, liquidation preferences, or both.

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

         STOCK REPURCHASE PLANS AND TREASURY STOCK In 2002, 2000, and 1999 the Corporation's Board of Directors authorized the repurchase of up to 1,001,678, 913,554, and 905,248 shares of the Corporation's outstanding common stock, respectively. Under the plans, repurchases may be made from time-to-time in the open market during the ensuing twelve months as, in the opinion of management, market conditions warrant. The 1999 Plan was extended for an additional twelve months in April 2000 and again in April 2001; and the 2000 Plan was extended for an additional twelve months in April 2001 and again in April 2002. Repurchased shares are held as treasury stock and are available for general corporate purposes.

         During 2002, 2001, and 2000, the Corporation repurchased 713,144, 228,800, and 143,904 shares under the 2002, 2000, and 1999 Plans at an average cost of $19.31, $14.04, and $11.87 per share, respectively. As of December 31, no shares remained under the 1999 Plans, and 1,001,678 shares and 191,116 shares remained to be purchased under the 2002 and 2000 Plans, respectively.

         During 2002, 2001, and 2000 the Corporation reissued 201,647, 1,825,132, and 85,807 shares of common stock out of treasury stock, respectively. These shares had an average cost basis of $17.81, $10.05, and $11.31 per share, respectively. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation. In addition, during 2001, 1,685,126 of these shares, plus 250,178 previously unissued shares, were issued in connection with the acquisition of ACB.

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

         REGULATORY CAPITAL REQUIREMENTS Financial institutions such as the Bank are subject to minimum regulatory capital requirements as specified in federal banking law and supporting regulations. Failure of a financial institution to meet such requirements may subject the institution to certain mandatory--and possibly discretionary--actions on the part of its regulators (referred to as "prompt corrective actions"). Such actions, if undertaken, could severely restrict the activities of the institution. During each of the years ended December 31, 2002 and 2001, the Bank's regulatory capital was sufficient under the prompt corrective action provisions of the federal banking law and supporting regulations. Accordingly, the Bank is not subject to prompt corrective actions by its regulators.

         The following table summarizes the Bank's current regulatory capital in both percentage and dollar terms as of December 31, 2002 and 2001. It also summarizes the minimum capital levels that must be maintained by the Bank for it to be classified as "adequately capitalized" and "well capitalized" under the prompt corrective action provisions of federal banking law and supporting regulations. As indicated in the table, the Bank is "well capitalized" for regulatory capital purposes.

                                                                                    MINIMUM REQUIREMENTS
                                                                                   TO BE CLASSIFIED AS...
                                                                                   ----------------------
                                                                      ADEQUATELY           WELL
DECEMBER 31, 2002                                                    CAPITALIZED       CAPITALIZED        ACTUAL
-------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                        4.0%              5.0%            5.63%
Tier 1 risk-based capital ratio                                              4.0%              6.0%           10.22%
Total risk-based capital ratio                                               8.0%             10.0%           10.88%

Tier 1 leverage ratio capital                                       $119,667,000      $149,584,000     $168,476,000
Tier 1 risk-based capital                                             65,908,000        98,862,000      168,476,000
Total risk-based capital                                             131,816,000       164,770,000      179,254,000
===================================================================================================================
DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                                        4.0%              5.0%            5.97%
Tier 1 risk-based capital ratio                                              4.0%              6.0%           10.69%
Total risk-based capital ratio                                               8.0%             10.0%           11.33%

Tier 1 leverage ratio capital                                       $108,232,000      $135,290,000     $161,526,000
Tier 1 risk-based capital                                             60,457,000        90,685,000      161,526,000
Total risk-based capital                                             120,914,000       151,142,000      171,172,000
===================================================================================================================

NOTE 13--FAIR VALUES OF FINANCIAL INSTRUMENTS

         Fair values of financial instruments as of December 31 are as follows:

                                                                         2002                                  2001
--------------------------------------------------------------------------------------------------------------------------------
                                                          CARRYING VALUE       FAIR VALUE       CARRYING VALUE      FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------------
Financial assets:
Cash and due from banks                                   $   84,482,722     $   84,482,722     $   70,756,705    $   70,756,705
Interest-bearing deposits with banks                         179,755,367        179,755,367         98,233,160        98,233,160
Investment securities available for sale                               -                  -         35,461,500        35,461,500
Mortgage-backed and related securities:
  Available for sale                                         366,075,106        366,075,106        305,979,912       305,979,912
  Held for investment                                         30,029,690         30,192,176        134,010,248       134,937,344
Loans held for sale                                           50,237,199         50,300,000         56,109,442        56,109,442
Loans held for investment, gross                           2,112,299,643      2,134,400,000      1,861,278,013     1,877,400,000
Federal Home Loan Bank stock                                  55,634,400         55,634,400         28,063,300        28,063,300
Accrued interest receivable                                   17,522,581         17,522,581         19,016,429        19,016,429
Mortgage servicing rights                                     30,171,341         31,500,000         29,908,769        34,600,000

Financial liabilities:
Deposit liabilities                                       $2,355,148,292     $2,381,500,000     $2,029,254,047    $2,044,600,000
Federal Home Loan Bank advances and all other
  borrowings                                                 417,612,682        439,400,000        467,447,311       484,500,000
Advance payments by borrowers for taxes and insurance         11,906,038         11,906,038          1,640,142         1,640,142
Accrued interest payable                                       3,119,227          3,119,227          4,063,741         4,063,741
================================================================================================================================

         Refer to Note 1 for the methods and assumptions used by the Corporation in estimating the fair value of financial instruments. The carrying value shown for loans held for investment excludes the impact of the Corporation's allowance for loan losses

NOTE 14--SEGMENT INFORMATION

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

         Despite its reorganization along functional rather than product lines, the Corporation continues to account for its operations along product lines. The Corporation tracks profitability in five major areas: (i) residential lending,
(ii) commercial real estate lending, (iii) consumer lending, (iv) education lending, and (v) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes MBSs that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, as well as functions related to the origination and servicing of such loans. Consumer lending consists of the Corporation's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans. The education loan portfolio consists of loans originated through programs sponsored by the federal government, as well as functions related to the origination and servicing of such loans. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. However, MBSs collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

         The Corporation's extensive branch network, which delivers checking, savings, certificates of deposit and other financial products and services to customers, is considered a support department for segment reporting purposes, as more fully described in a subsequent paragraph.

         In October 2001, the Corporation completed the acquisition of ACB. In April 2002, the Bank completed the acquisition of three bank offices in Rochester, Minnesota, from another financial institution. These purchases included the customer loans and deposits at those branches. In addition to offering products and services similar to the Corporation's existing product lines, these institutions also deliver commercial loan and deposit products and services to business customers. This represents a new line of business for the Corporation and a new reportable segment. The financial results of this new line of business have not been separately reported in 2002 due to continuing efforts to develop the departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

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

         The Corporation's branch network is considered a support department center for segment reporting purposes. Retail banking fees and revenues are deducted from the non-interest expense of operating the network (to include an allocation of net costs from the Corporation's other support departments) to arrive at the net cost for the banking network. This net cost is then allocated to each profit center based on its use of deposit liabilities to fund its operations. This amount is reported as the "net cost to acquire and maintain deposit liabilities" and is included as an adjustment to the net interest income of each profit center.

         For segment reporting purposes, management makes certain non-GAAP adjustments and reclassifications to the results of operations and financial condition of the Corporation that, in management's judgment, more fairly reflect the performance and/or financial condition of certain of the Corporation's profit centers. Following is a description of the more significant adjustments:

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

                  INTANGIBLE ASSETS The amortization of goodwill and other intangible assets is disregarded for segment reporting purposes.

                  INCOME TAXES In general, a standard income tax rate of approximately 40% is used for segment reporting purposes. However, the income tax benefit associated with assets held in Nevada by FCHI, the Bank's wholly-owned investment subsidiary, is allocated to the profit centers that own such assets. This results in a lower effective income tax rate, or even a negative rate, for such profit centers.

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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following tables contain profit (loss) statements for each of the Corporation's reportable segments for the years ended December 31, 2002, 2001, and 2000 (2001 is presented on both pages to facilitate its comparison with 2002 and 2000). In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities (as defined elsewhere in this footnote). The net cost to acquire and maintain deposit liabilities was 1.33%, 1.20%, and 1.15% of average deposit liabilities outstanding during the years ended December 31, 2002, 2001, and 2000, respectively.

                                                                       COMMERCIAL                                      INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS         MORTGAGE      RESIDENTIAL     REAL ESTATE       CONSUMER       EDUCATION      & MORTGAGE
YEAR ENDED DECEMBER 31, 2002             BANKING          LOANS          LENDING         LENDING         LENDING       SECURITIES
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                       $   2,368,108   $  50,578,320   $  40,980,844   $  32,759,292   $  10,168,607   $  20,680,787
Interest expense                          2,374,432      27,039,946      17,000,886      13,860,620       3,320,310      16,598,524
Net cost to acquire and maintain
   deposit liabilities                      758,172       7,341,730       5,980,527       4,926,204       2,228,580       5,240,318
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs                    (764,496)     16,196,644      17,999,431      13,972,468       4,619,718      (1,158,054)
Net loan charge-offs (recoveries)                 -          19,734               -       1,702,923          31,096               -
-----------------------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)           (764,496)     16,176,910      17,999,431      12,269,545       4,588,622      (1,158,054)
Non-interest income                      45,648,631               -          28,464       1,746,340           1,892        (166,264)
Non-interest expense                     25,241,523       4,619,974       1,480,542       3,314,528       1,074,992         136,264
-----------------------------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes            19,642,612      11,556,936      16,547,353      10,701,357       3,515,522      (1,460,583)
Income tax expense (benefit)              7,963,119       3,798,984       6,708,346       4,338,365       1,425,202      (1,850,645)
-----------------------------------------------------------------------------------------------------------------------------------
   Segment profit (loss)              $  11,679,493   $   7,757,952   $   9,839,007   $   6,362,992   $   2,090,320   $     390,063
===================================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
-----------------------------------------------------------------------------------------------------------------------------------
Average assets                        $      81,376   $     858,609   $     571,050   $     469,212   $     212,248   $     590,294
===================================================================================================================================
Total assets at end of period         $      97,585   $     853,869   $     541,398   $     530,398   $     204,634   $     674,796
===================================================================================================================================

                                                         SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS         OTHER         DEPARTMENT       NON-GAAP
YEAR ENDED DECEMBER 31, 2001            SEGMENTS       ALLOCATIONS     ADJUSTMENTS       CONSOLIDATED
-------------------------------------------------------------------------------------------------------
Interest income                       $   3,757,135               -   ($     42,753) (1)  $ 161,250,343
Interest expense                          1,527,630               -      (1,996,738) (1)     79,725,611
Net cost to acquire and maintain
   deposit liabilities                      773,478     (27,249,008)                                  -
-------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs                   1,456,028      27,249,008       1,953,985          81,524,732
Net loan charge-offs (recoveries)             6,270                       1,708,038  (2)      3,468,063
-------------------------------------------------------------------------------------------------------
   Net interest income (expense)          1,449,758      27,249,008         245,947          78,056,669
Non-interest income                         536,506      31,631,274     (15,791,792) (3)     63,635,051
Non-interest expense                      2,734,783      58,880,282     (10,104,575) (3)     87,378,312
-------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes              (748,519)              -      (5,441,270)         54,313,408
Income tax expense (benefit)               (161,461)                     (2,824,046)         19,397,866
-------------------------------------------------------------------------------------------------------
   Segment profit (loss)             ($     587,058)              -   ($  2,617,224)      $  34,915,542
=======================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
-------------------------------------------------------------------------------------------------------
Average assets                        $      63,714               -   ($      7,535) (4)  $   2,838,968
=======================================================================================================
Total assets at end of period         $     130,533                   ($      7,589) (4)  $   3,025,624
=======================================================================================================

                                                                       COMMERCIAL                                   INVESTMENT
 SEGMENT PROFIT (LOSS) STATEMENTS        MORTGAGE      RESIDENTIAL     REAL ESTATE     CONSUMER       EDUCATION     & MORTGAGE
 YEAR ENDED DECEMBER 31, 2001            BANKING          LOANS        LENDING         LENDING        LENDING       SECURITIES
-------------------------------------------------------------------------------------------------------------------------------
Interest income                       $   3,257,387   $ 65,810,100   $  39,962,209   $ 30,359,780   $ 14,300,051     17,106,976
Interest expense                          3,823,851     44,705,517      24,188,333     17,475,196      6,153,219     14,274,353
Net cost to acquire and maintain
   deposit liabilities                      503,629      6,336,321       5,495,949      3,981,966      2,241,482      2,450,646
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs                  (1,070,093)    14,768,262      10,277,927      8,902,618      5,905,350        381,977
Net loan charge-offs (recoveries)                 -         (7,563)              -      1,094,829         36,463              -
-------------------------------------------------------------------------------------------------------------------------------
   Net interest income (expense)         (1,070,093)    14,775,825      10,277,927      7,807,789      5,868,887        381,977
Non-interest income                      26,888,068              -          38,548      1,689,466         52,590              -
Non-interest expense                     17,085,283      5,405,384       1,328,210      2,703,827        911,555        101,294
-------------------------------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes             8,732,692      9,370,441       8,988,265      6,793,428      5,009,922        280,683
Income tax expense (benefit)              3,540,234      2,416,789       3,643,842      2,754,056      2,031,023       (857,751)
-------------------------------------------------------------------------------------------------------------------------------
   Segment profit (loss)              $   5,192,458   $  6,953,652   $   5,344,423   $  4,039,371   $  2,978,899   $  1,138,434
===============================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
-------------------------------------------------------------------------------------------------------------------------------
Average assets                        $      85,394   $    958,964   $     525,031   $    378,437   $    212,454   $    325,935
===============================================================================================================================
Total assets at end of period         $     101,776   $    859,077   $     574,208   $    384,275   $    211,642   $    550,770
===============================================================================================================================

                                                          SUPPORT
 SEGMENT PROFIT (LOSS) STATEMENTS         OTHER         DEPARTMENT       NON-GAAP
 YEAR ENDED DECEMBER 31, 2001            SEGMENTS       ALLOCATIONS     ADJUSTMENTS       CONSOLIDATED
------------------------------------------------------------------------------------------------------
Interest income                       $     408,163                    $   327,975  (1)  $ 171,532,641
Interest expense                            249,806                     (2,539,902) (1)    108,330,373
Net cost to acquire and maintain
   deposit liabilities                       81,359     (21,091,352)                                 -
------------------------------------------------------------------------------------------------------
   Net interest income (expense)
     before charge-offs                      76,998      21,091,352      2,867,877          63,202,268
Net loan charge-offs (recoveries)                 -                        639,662  (2)      1,763,391
------------------------------------------------------------------------------------------------------
   Net interest income (expense)             76,998      21,091,352      2,228,215          61,438,877
Non-interest income                         285,599      26,748,850     (6,175,815) (3)     49,527,306
Non-interest expense                        512,254      47,840,202     (8,768,536) (3)     67,119,473
------------------------------------------------------------------------------------------------------
   Profit (loss) before taxes              (149,657)              -      4,820,936          43,846,710
Income tax expense (benefit)                 (4,515)                     1,874,807          15,398,485
------------------------------------------------------------------------------------------------------
   Segment profit (loss)             ($     145,142)              -    $ 2,946,129       $  28,448,225
======================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
------------------------------------------------------------------------------------------------------
Average assets                        $       7,569               -   ($     4,899) (4)  $   2,488,884
======================================================================================================
Total assets at end of period         $      42,944                   ($     6,982) (4)  $   2,717,710
======================================================================================================

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

                                                                     COMMERCIAL                                  INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS     MORTGAGE       RESIDENTIAL     REAL ESTATE     CONSUMER       EDUCATION     & MORTGAGE
YEAR ENDED DECEMBER 31, 2001          BANKING          LOANS          LENDING        LENDING        LENDING      SECURITIES
-----------------------------------------------------------------------------------------------------------------------------
Interest income                    $   3,257,387   $  65,810,100   $  39,962,209  $  30,359,780  $  14,300,051  $  17,106,976
Interest expense                       3,823,851      44,705,517      24,188,333     17,475,196      6,153,219     14,274,353
Net cost to acquire and maintain
  deposit liabilities                    503,629       6,336,321       5,495,949      3,981,966      2,241,482      2,450,646
-----------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                (1,070,093)     14,768,262      10,277,927      8,902,618      5,905,350        381,977
Net loan charge-offs (recoveries)              -          (7,563)              -      1,094,829         36,463              -
-----------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)       (1,070,093)     14,775,825      10,277,927      7,807,789      5,868,887        381,977
Non-interest income                   26,888,068               -          38,548      1,689,466         52,590              -
Non-interest expense                  17,085,283       5,405,384       1,328,210      2,703,827        911,555        101,294
-----------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes           8,732,692       9,370,441       8,988,265      6,793,428      5,009,922        280,683
Income tax expense (benefit)           3,540,234       2,416,789       3,643,842      2,754,056      2,031,023       (857,751)
-----------------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)            $   5,192,458   $   6,953,652   $   5,344,423  $   4,039,371  $   2,978,899  $   1,138,434
=============================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
-----------------------------------------------------------------------------------------------------------------------------
Average assets                     $      85,394   $     958,964   $     525,031  $     378,437  $     212,454  $     325,935
=============================================================================================================================
Total assets at end of period      $     101,776   $     859,077   $     574,208  $     384,275  $     211,642  $     550,770
=============================================================================================================================

                                                       SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS       OTHER          DEPARTMENT        NON-GAAP
YEAR ENDED DECEMBER 31, 2001          SEGMENTS       ALLOCATIONS       ADJUSTMENTS        CONSOLIDATED
--------------------------------------------------------------------------------------------------------
Interest income                    $     408,163                    $     327,975  (1)  $    171,532,641
Interest expense                         249,806                       (2,539,902) (1)       108,330,373
Net cost to acquire and maintain
  deposit liabilities                     81,359      (21,091,352)                                     -
--------------------------------------------------------------------------------------------------------
  Net interest income (expense)           76,998       21,091,352       2,867,877             63,202,268
    before charge-offs
Net loan charge-offs (recoveries)              -                          639,662  (2)         1,763,391
--------------------------------------------------------------------------------------------------------
  Net interest income (expense)           76,998       21,091,352       2,228,215             61,438,877
Non-interest income                      285,599       26,748,850      (6,175,815) (3)        49,527,306
Non-interest expense                     512,254       47,840,202      (8,768,536) (3)        67,119,473
--------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes            (149,657)               -       4,820,936             43,846,710
Income tax expense (benefit)              (4,515)                       1,874,807             15,398,485
--------------------------------------------------------------------------------------------------------
  Segment profit (loss)            $    (145,142)               -   $   2,946,129       $     28,448,225
========================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
--------------------------------------------------------------------------------------------------------
Average assets                     $       7,569                -   $      (4,899) (4)  $      2,488,884
========================================================================================================
Total assets at end of period      $      42,944                -   $      (6,982) (4)  $      2,717,710
========================================================================================================

                                                                     COMMERCIAL                                  INVESTMENT
SEGMENT PROFIT (LOSS) STATEMENTS     MORTGAGE       RESIDENTIAL     REAL ESTATE     CONSUMER       EDUCATION     & MORTGAGE
YEAR ENDED DECEMBER 31, 2001          BANKING          LOANS          LENDING        LENDING        LENDING      SECURITIES
-----------------------------------------------------------------------------------------------------------------------------
Interest income                    $     640,642   $  65,906,572   $  34,471,809  $  26,081,871  $  17,129,748  $  16,552,193
Interest expense                       2,092,805      45,748,126      20,929,687     14,991,089      7,730,662     12,878,675
Net cost to acquire and maintain
  deposit liabilities                    384,125       5,062,463       4,771,977      3,421,079      2,173,040      1,854,402
-----------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                (1,836,288)     15,095,983       8,770,145      7,669,703      7,226,046      1,819,116
Net loan charge-offs (recoveries)              -          52,920               -        598,249         32,827              -
-----------------------------------------------------------------------------------------------------------------------------
  Net interest income (expense)       (1,836,288)     15,043,063       8,770,145      7,071,454      7,193,219      1,819,116
Non-interest income                   19,735,764               -          52,984      1,614,005        215,988              -
Non-interest expense                  11,794,513       2,972,485       1,245,783      2,364,348        807,099         97,366
-----------------------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes           6,104,963      12,070,578       7,577,346      6,321,111      6,602,108      1,721,750
Income tax expense (benefit)           2,474,953       3,705,744       3,071,856      2,562,578      2,676,495       (101,269)
-----------------------------------------------------------------------------------------------------------------------------
  Segment profit (loss)            $   3,630,010   $   8,364,834   $   4,505,490  $   3,758,533  $   3,925,613  $   1,823,019
=============================================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
-----------------------------------------------------------------------------------------------------------------------------
Average assets                     $      44,031   $     934,451   $     457,302  $     327,067  $     207,454  $     264,815
=============================================================================================================================
Total assets at end of period      $      45,873   $   1,015,190   $     488,638  $     362,561  $     205,246  $     240,259
=============================================================================================================================

                                                         SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS        OTHER           DEPARTMENT          NON-GAAP
YEAR ENDED DECEMBER 31, 2001           SEGMENTS        ALLOCATIONS         ADJUSTMENTS         CONSOLIDATED
-------------------------------------------------------------------------------------------------------------
Interest income                                 -                       $     653,353  (1)   $    161,436,188
Interest expense                    $     363,991                          (2,839,113) (1)        101,895,922
Net cost to acquire and maintain
  deposit liabilities                       3,346       (17,670,432)                                        -
-------------------------------------------------------------------------------------------------------------
  Net interest income (expense)
    before charge-offs                   (367,337)       17,670,432         3,492,466              59,540,265
Net loan charge-offs (recoveries)               -                             324,784  (2)          1,008,780
-------------------------------------------------------------------------------------------------------------
  Net interest income (expense)          (367,337)       17,670,432         3,167,682              58,531,486
Non-interest income                        (4,546)       22,953,049        (8,934,693) (3)         35,632,550
Non-interest expense                      294,315        40,623,481        (1,949,058) (3)         58,250,331
-------------------------------------------------------------------------------------------------------------
  Profit (loss) before taxes             (666,198)                -        (3,817,953)             35,913,705
Income tax expense (benefit)             (218,183)                         (1,402,345)             12,769,829
-------------------------------------------------------------------------------------------------------------
  Segment profit (loss)            ($     448,015)                -    ($   2,415,608)       $     23,143,876
=============================================================================================================
BALANCE SHEET INFORMATION
Dollars in thousands
-------------------------------------------------------------------------------------------------------------
Average assets                      $         320                 -    ($      11,466) (4)   $      2,223,974
=============================================================================================================
Total assets at end of period       $         633                 -    ($       5,674) (4)   $      2,352,726
=============================================================================================================

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

NOTE 15--ACQUISITION OF BANKING OFFICES

         In April 2002, the Bank completed the acquisition of three bank offices in Rochester, Minnesota, from another financial institution for $29.2 million in cash. This acquisition represented the Bank's first expansion into the State of Minnesota and gave it a substantial market share in the metropolitan community of Rochester. The transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). The amount of goodwill recorded in connection with the transaction was $16.7 million, which represented the difference between the estimated fair value of the identifiable tangible and intangible assets acquired and the estimated fair value of the liabilities assumed. This goodwill is expected to be deductible for tax purposes. The Bank also recorded a deposit-based intangible of $2.1 million in connection with the transaction, which is tax-deductible and will be amortized using an accelerated method, in accordance with Statement of Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill will not be amortized, which is in accordance with SFAS 142. As described in Note 6, the Corporation does not allocate goodwill and other intangibles by reportable segment.

         Following is a summary of the assets acquired and liabilities assumed in the Rochester transaction. The table excludes cash and cash equivalents acquired of $629,000.

ASSETS ACQUIRED AND LIABILITIES ASSUMED                                            AMOUNT
--------------------------------------------------------------------------------------------
Loans held for investment                                                       $114,644,811
Accrued interest receivable                                                          403,577
Office properties and equipment                                                      129,788
Intangible assets                                                                 18,739,080
Other assets                                                                       2,736,102
--------------------------------------------------------------------------------------------
   Total assets                                                                  136,653,358
---------------------------------------------------------------------------------------------
Deposit liabilities                                                              128,260,383
Accrued interest payable                                                             438,552
Advance payments by borrowers for taxes and insurance                                 29,289
Other liabilities                                                                     10,294
--------------------------------------------------------------------------------------------
   Total liabilities                                                             128,738,518
--------------------------------------------------------------------------------------------
      Net assets (liabilities) acquired or assumed                              $  7,914,840
============================================================================================

         In September 2002, the Bank completed the acquisition of four supermarket banking offices in the Minnesota cities of Rochester, Albert Lea, Austin, and Mankato from another financial institution for $796,000 in cash. This acquisition expanded the Bank's presence in south-eastern Minnesota and complimented its previous acquisition in Rochester. The transaction was accounted for using the purchase method of accounting in accordance with SFAS
141. The Bank recorded a deposit-based intangible of $796,000 in connection with the transaction, which is tax-deductible and will be amortized using an accelerated method, in accordance with SFAS 142. No goodwill was recorded in this transaction. As described in Note 6, the Corporation does not allocate goodwill and other intangibles by reportable segment.

         Following is a summary of the assets acquired and liabilities assumed in the transaction. The table excludes cash and cash equivalents acquired of $463,000.

ASSETS ACQUIRED AND LIABILITIES ASSUMED                                              AMOUNT
----------------------------------------------------------------------------------------------
Loans held for investment                                                        $     811,704
Accrued interest receivable                                                              4,150
Office properties and equipment                                                         94,223
Intangible assets                                                                     796, 437
Other assets                                                                            13,764
----------------------------------------------------------------------------------------------
   Total assets                                                                      1,720,278
----------------------------------------------------------------------------------------------
Deposit liabilities                                                                 25,290,037
Accrued interest payable                                                                81,968
----------------------------------------------------------------------------------------------
   Total liabilities                                                                25,372,005
----------------------------------------------------------------------------------------------
   Net assets (liabilities) acquired or assumed                                 ($  23,651,727)
==============================================================================================

NOTE 16--PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                                                                   DECEMBER 31
------------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF FINANCIAL CONDITION:                                                    2002             2001
------------------------------------------------------------------------------------------------------------------------
Cash in bank                                                                              $      27,870     $     17,125
Interest-bearing deposits with subsidiary bank                                                3,519,050          573,433
Investment in subsidiary                                                                    218,696,628      191,725,269
Other assets                                                                                    197,768          100,642
------------------------------------------------------------------------------------------------------------------------
  Total assets                                                                            $ 222,441,316     $192,416,469
========================================================================================================================
Other borrowings                                                                          $  16,989,313                -
Other liabilities                                                                                     -          $18,766
------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                          16,989,313           18,766
------------------------------------------------------------------------------------------------------------------------
Common stock                                                                                  2,021,593        2,020,083
Additional paid-in capital                                                                   46,577,431       46,607,845
Retained earnings                                                                           165,628,148      141,717,089
Treasury stock, at cost                                                                     (10,178,374)               -
Unearned restricted stock                                                                       (32,083)         (87,083)
Non-owner adjustments to equity, net                                                          1,435,289        2,139,769
------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                205,452,003      192,397,703
------------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                              $ 222,441,316     $192,416,469
========================================================================================================================

                                                                                      YEAR ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS:                                            2002             2001            2000
------------------------------------------------------------------------------------------------------------------------
Other income                                                             $      5,738     $      38,989     $     40,539
Other expense                                                                 623,876           379,623          750,067
------------------------------------------------------------------------------------------------------------------------
  Loss before income taxes and equity in earnings of subsidiary              (618,138)         (340,634)        (709,528)
Income tax benefit                                                            216,348           119,222          248,335
------------------------------------------------------------------------------------------------------------------------
  Loss before equity in earnings of subsidiary                               (401,790)         (221,412)        (461,193)
Equity in earnings of subsidiary                                           35,317,332        28,669,637       23,605,069
------------------------------------------------------------------------------------------------------------------------
  Net income                                                             $ 34,915,542     $  28,448,225     $ 23,143,876
========================================================================================================================

                                                                                      YEAR ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF CASH FLOWS:                                           2002             2001             2000
------------------------------------------------------------------------------------------------------------------------
Net income                                                               $ 34,915,542     $  28,448,225     $ 23,143,876
Equity in earnings of subsidiary                                          (35,317,332)      (28,669,637)     (23,605,069)
Change in income taxes and other accruals and prepaid                        (115,892)          113,110           19,661
------------------------------------------------------------------------------------------------------------------------
  Net cash used by operations                                               (517,682)          (108,302)        (441,532)
------------------------------------------------------------------------------------------------------------------------
Decrease (increase) in interest-bearing deposits with subsidiary bank      (2,945,617)        3,782,086       (3,117,730)
Dividends received from subsidiary                                         15,750,000         9,900,000       14,600,000
Capital contributions to subsidiary                                        (7,500,000)                -                -
Purchase of net assets of other financial institutions                              -       (28,603,959)               -
------------------------------------------------------------------------------------------------------------------------
  Net cash (used) provided by investing activities                          5,304,383       (14,921,873)      11,482,270
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in other borrowings                                    16,989,313        (2,601,542)      (2,598,458)
Dividends paid to shareholders                                            (10,145,762)       (8,866,148)      (7,699,035)
Purchases of treasury stock                                               (13,770,106)       (3,213,376)      (1,708,663)
Common stock issued for acquisition                                                 -        28,603,793                -
Other, net                                                                  2,150,599         1,071,630        1,005,913
------------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by financing activities                         (4,775,956)       14,994,357      (11,000,243)
------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash in bank                                      10,745           (35,818)          40,495
Cash at beginning of period                                                    17,125            52,943           12,448
------------------------------------------------------------------------------------------------------------------------
  Cash in bank at end of period                                          $     27,870     $      17,125     $     52,943
========================================================================================================================

REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying consolidated statements of financial condition of First Federal Capital Corp as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Federal Capital Corp at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1, in 2002 First Federal Capital Corp changed its methodology for accounting for goodwill.

                                                          /s/ ERNST & YOUNG LLP

Milwaukee, Wisconsin
January 23, 2003

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

                                                                  DEC.     SEPT.     JUNE    MARCH
Dollars in thousands, except for per share amounts                2002     2002      2002     2002
---------------------------------------------------------------------------------------------------
Interest on loans                                               $35,252   $35,205  $34,098  $33,057
Interest on mortgage-backed and related securities                2,789     4,559    5,707    5,415
Interest and dividends on investments                             1,681     1,319    1,208      961
---------------------------------------------------------------------------------------------------
  Total interest income                                          39,723    41,082   41,013   39,433
---------------------------------------------------------------------------------------------------
Interest on deposits                                             14,090    14,191   13,789   15,014
Interest on FHLB advances and other borrowings                    5,495     5,652    5,706    5,789
---------------------------------------------------------------------------------------------------
  Total interest expense                                         19,585    19,843   19,495   20,803
---------------------------------------------------------------------------------------------------
  Net interest income                                            20,138    21,240   21,518   18,630
Provision for loan losses                                         1,334       716      771      647
---------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses            18,804    20,524   20,747   17,982
---------------------------------------------------------------------------------------------------
Gain (loss) on sale of investments and other assets                   -         -        -     (166)
Other non-interest income                                        21,027    16,717   12,977   13,080
---------------------------------------------------------------------------------------------------
  Total non-interest income                                      21,027    16,717   12,977   12,913
Total non-interest expense                                       24,097    22,892   21,257   19,133
---------------------------------------------------------------------------------------------------
  Income before income taxes                                     15,734    14,349   12,467   11,763
Income tax expense                                                5,731     5,293    4,278    4,095
---------------------------------------------------------------------------------------------------
  Net Income                                                    $10,003   $ 9,056  $ 8,189  $ 7,667
===================================================================================================

Diluted earnings per share                                      $  0.50   $  0.45  $  0.40  $  0.38
===================================================================================================
Dividends paid per share                                        $  0.13   $  0.13  $  0.13  $  0.12
===================================================================================================
Stock price at end of period                                    $ 19.31   $ 19.43  $ 22.10  $ 18.85
===================================================================================================
High stock price during period                                  $ 19.50   $ 21.60  $ 22.47  $ 18.85
===================================================================================================
Low stock price during period                                   $ 16.88   $ 17.55  $ 18.50  $ 14.68
===================================================================================================

                                                                  DEC.     SEPT.     JUNE    MARCH
Dollars in thousands, except for per share amounts                2001     2001      2001     2001
---------------------------------------------------------------------------------------------------
Interest on loans                                               $35,912   $36,474  $35,741  $35,880
Interest on mortgage-backed and related securities                6,163     5,290    6,005    6,602
Interest and dividends on investments                             1,248       628      851      738
---------------------------------------------------------------------------------------------------
  Total interest income                                          43,323    42,391   42,597   43,221
---------------------------------------------------------------------------------------------------
Interest on deposits                                             20,087    20,911   21,147   21,440
Interest on FHLB advances and other borrowings                    5,955     5,699    5,874    7,219
---------------------------------------------------------------------------------------------------
  Total interest expense                                         26,042    26,609   27,021   28,659
---------------------------------------------------------------------------------------------------
  Net interest income                                            17,282    15,782   15,577   14,562
Provision for loan losses                                           578       355      437      394
---------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses            16,704    15,427   15,140   14,167
---------------------------------------------------------------------------------------------------
Gain (loss) on sale of investments and other assets                 (25)       38       50        -
Other non-interest income                                        16,052    11,291   11,432   10,690
---------------------------------------------------------------------------------------------------
  Total non-interest income                                      16,026    11,329   11,482   10,690
Total non-interest expense                                       18,199    16,439   16,767   15,714
---------------------------------------------------------------------------------------------------
  Income before income taxes                                     14,531    10,316    9,855    9,144
Income tax expense                                                5,071     3,593    3,487    3,247
---------------------------------------------------------------------------------------------------
  Net Income                                                    $ 9,460   $ 6,724  $ 6,367  $ 5,897
===================================================================================================

Diluted earnings per share                                      $  0.49   $  0.36  $  0.34  $  0.32
===================================================================================================
Dividends paid per share                                        $  0.12   $  0.12  $  0.12  $  0.11
===================================================================================================
Stock price at end of period                                    $ 15.70   $ 14.90  $ 16.20  $ 14.00
===================================================================================================
High stock price during period                                  $ 15.75   $ 16.35  $ 16.20  $ 16.63
===================================================================================================
Low stock price during period                                   $ 14.27   $ 14.10  $ 13.16  $ 12.75
===================================================================================================

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from the sections entitled "Matters to be Voted on at the Annual Meeting--Matter 1. Election of Directors" and "Executive Officers Who Are Not Directors" in the Proxy Statement of the Corporation dated March 19, 2003.

ITEM 11--EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from the section entitled "Compensation of Executive Officers and Directors" in the Proxy Statement of the Corporation dated March 19, 2003.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from the section entitled "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Proxy Statement of the Corporation dated March 19, 2003.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from the section entitled "Indebtedness of Management and Certain Transactions" in the Proxy Statement of the Corporation dated March 19, 2003.

                                     PART IV

ITEM 14--CONTROLS AND PROCEDURES

         An evaluation of the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended December 31, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

(1)      The following financial statements are included herein under Part II,
Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Condition at December 31, 2002 and 2001

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

Notes to Audited Consolidated Financial Statements

Report of Management

Report of Independent Auditors

(2) All financial statement schedules required under this item are omitted because the required information is either not applicable or the required information is included in the Audited Consolidated Financial Statements or in the notes thereto.

EDGAR VERSION

(3)      Exhibit Index.

No.     Exhibit Description
---     -------------------
3.1     Articles of Incorporation, as amended (7)
3.2     Bylaws, as amended (6)
4.1     Specimen stock certificate (1)
4.2     Rights Agreement, dated as of January 24, 1995 (5)
10.1    1989 Stock Incentive Plan (1)
10.2    1989 Directors' Stock Option Plan, as amended (2)
10.3    1992 Directors' Stock Option Plan, as amended (7)
10.4    1992 Stock Option and Incentive Plan (3)
10.5    Rock Financial Corp. 1992 Stock Option and Incentive Plan (4)
10.6    1997 Stock Option and Incentive Plan (6)
10.7    Employee Stock Ownership Plan (8)
10.8    Employment agreements, as amended, between the Corporation and the Bank and the following executive officers:
               a) Jack C. Rusch (8)
               b) Thomas W. Schini (7)
               c) Bradford R. Price (8)
               d) Robert P. Abell (8)
               e) Michael W. Dosland (8)
               f) Milne J. Duncan (8)
               g) Joseph M. Konradt (8) (Mr. Konradt resigned from the Corporation February 4, 2003. Mr. Konradt's employment agreements have been superceded by a resignation agreement included herein as Exhibit
                  10.13)
10.9    First Federal of La Crosse Directors' Deferred Compensation Plan (1)
10.10   First Federal of La Crosse Annual Incentive Bonus Plan (1)
10.11   First Federal of La Crosse Incentive Bonus Plan for Group Life Insurance (1)
10.12   First Federal of Madison Deferred Compensation Plan for Directors (1)
10.13   Resignation Agreement with Joseph M. Konradt (9)
11.1    Computation of Earnings Per Share--Reference is made to Note 1 of the Corporation's Audited Consolidated Financial
        Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"
13.1    2003 President's Message (10)
21.1    Subsidiaries of the Registrant--Reference is made to Part I, Item 1, "Business--Subsidiaries"

23.1    Consent of Ernst & Young LLP (9)
99.1    2003 Proxy Statement (9)
99.2    Section 906 Certification (9)

(1) Incorporated herein by reference to exhibits filed with the Corporation's Form S-1 Registration Statement declared effective by the SEC on September 8, 1989 (Registration No. 33-98298-01).

(2) Incorporated herein by reference to exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1989.

(3) Incorporated herein by reference to the Corporation's Proxy Statement dated March 11, 1992.

(4) Incorporated herein by reference to exhibits filed with the Corporation's Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement (Registration No. 33-98298-01).

(5) Incorporated herein by reference to the Corporation's Registration Statement on Form 8-A.

(6) Incorporated herein by reference to the exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31,1997.

(7) Incorporated herein by reference to the exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

(8) Incorporated herein by reference to the exhibits filed with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

(9)      Filed herewith.

(10)     Filed in paper format pursuant to Rule 101(b) of Regulation S-T.

(b) No reports on form 8-K were filed with the SEC by the Corporation during the fourth quarter of 2002.

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

                                    FIRST FEDERAL CAPITAL CORP

February 20, 2003                   By: /s/ Jack C. Rusch
                                    Jack C. Rusch
                                    President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas W. Schini                                   February 20, 2003
Thomas W. Schini
Chairman of the Board

/s/ Jack C. Rusch                                      February 20, 2003
Jack C. Rusch
President, Chief Executive Officer, and
Director (principal executive officer)

/s/ Marjorie A. Davenport                              February 20, 2003
Marjorie A. Davenport
Director

/s/ John F. Leinfelder                                 February 20, 2003
John F. Leinfelder
Director

/s/ Richard T. Lommen                                  February 20, 2003
Richard T. Lommen
Director

/s/ Patrick J. Luby                                    February 20, 2003
Patrick J. Luby
Director

/s/ David C. Mebane                                    February 20, 2003
David C. Mebane
Director

/s/ Phillip J. Quillin                                 February 20, 2003
Phillip J. Quillin
Director

/s/ Edwin J. Zagzebski                                 February 20, 2003
Edwin J. Zagzebski
Director

/s/ Michael W. Dosland                                 February 20, 2003
Michael W. Dosland
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Kenneth C. Osowski                                 February 20 2003
Kenneth C. Osowski
Vice President and Controller
(principal accounting officer)

                                  CERTIFICATION

I, Jack C. Rusch, certify that:

         1. I have reviewed this annual report on Form 10-K of First Federal Capital Corp.,

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b)       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c)       presented in this annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003                 /s/ Jack C. Rusch
                                        Jack C. Rusch
                                        President and Chief Executive Officer
                                        (duly authorized officer)

                                  CERTIFICATION

I, Michael W. Dosland, certify that:

         1. I have reviewed this annual report on Form 10-K of First Federal Capital Corp.,

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b.       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c.       presented in this annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003                 /s/ Michael W. Dosland
                                        Michael W. Dosland
                                        Senior Vice President and
                                        Chief Financial Officer

                                  CERTIFICATION

I, Kenneth C. Osowski, certify that:

         1. I have reviewed this annual report on Form 10-K of First Federal Capital Corp.,

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b.       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c.       presented in this annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 20, 2003                 /s/ Kenneth C. Osowski
                                        Kenneth C. Osowski
                                        Vice President and Controller