Form 10-Q
period 2003-03-31
FIRST FEDERAL CAPITAL CORP
filed 2003-05-15
CIK 851207

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended....................................MARCH 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as the Registrant has been subject to such requirements), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: COMMON STOCK--$.10 PAR VALUE. Outstanding as of May 12, 2003: 19,776,245 (excludes 439,688 shares held as treasury stock).

                           FORM 10-Q TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION                                               Page
        Item 1--Financial Statements...........................................2

        Item 2--Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................9

        Item 3--Quantitative and Qualitative Disclosures about Market
                Risk..........................................................21

        Item 4--Controls and Procedures.......................................22

PART II--OTHER INFORMATION

        Item 1--Legal Proceedings.............................................23

        Item 2--Changes in Securities.........................................23

        Item 3--Defaults Upon Senior Securities...............................23

        Item 4--Submission of Matters to Vote of Security Holders.............23

        Item 5--Other Information.............................................23

        Item 6--Exhibits and Reports on Form 8-K..............................23

SIGNATURES....................................................................24

CERTIFICATION.................................................................25


                          PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 2003, and December 31, 2002

                                                                                             MARCH 31         DECEMBER 31
                                                                                               2003               2002
ASSETS                                                                                      (UNAUDITED)
                                                                                            -----------       ------------
Cash and due from banks                                                                   $   88,137,004    $   84,482,722
Interest-bearing deposits with banks                                                         110,619,132       179,755,367
Mortgage-backed and related securities:
  Available for sale, at fair value                                                          580,455,994       366,075,106
  Held for investment, at cost (fair value of $9,513,613 and $30,192,176, respectively)        9,476,827        30,029,690
Loans held for sale                                                                           48,708,133        50,237,199
Loans held for investment, net                                                             2,052,934,722     2,100,641,557
Federal Home Loan Bank stock                                                                  56,325,100        55,634,400
Accrued interest receivable, net                                                              16,807,760        17,522,581
Office properties and equipment                                                               36,934,376        35,647,335
Mortgage servicing rights, net                                                                27,789,420        30,171,341
Intangible assets                                                                             43,636,280        43,818,386
Other assets                                                                                  21,294,521        31,608,545
                                                                                          --------------    --------------

  Total assets                                                                            $3,093,119,269    $3,025,624,228
                                                                                          --------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit liabilities                                                                       $2,439,880,689    $2,355,148,292
Federal Home Loan Bank advances                                                              376,250,000       400,600,000
Other borrowings                                                                              13,521,180        17,012,682
Advance payments by borrowers for taxes and insurance                                          4,435,531        11,906,038
Accrued interest payable                                                                       2,818,283         3,119,227
Other liabilities                                                                             44,953,235        32,385,986
                                                                                          --------------    --------------
  Total liabilities                                                                        2,881,858,918     2,820,172,225
                                                                                          --------------    --------------
Preferred stock, $.10 par value (5,000,000 shares authorized, none outstanding)                       --                --
Common stock, $.10 par value (100,000,000 shares authorized, 20,215,933 outstanding)           2,021,593         2,021,593
Additional paid-in capital                                                                    46,577,431        46,577,431
Retained earnings                                                                            170,956,527       165,628,148
Treasury stock, at cost (513,221 and 511,497 shares, respectively)                           (10,180,511)      (10,178,374)
Unearned restricted stock                                                                        (18,333)          (32,083)
Accumulated non-owner adjustments to equity, net                                               1,903,644         1,435,289
                                                                                          --------------    --------------
  Total stockholders' equity                                                                 211,260,351       205,452,003
                                                                                          --------------    --------------

  Total liabilities and stockholders' equity                                              $3,093,119,269    $3,025,624,228
                                                                                          --------------    --------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2003 and 2002

                                                                                        THREE MONTHS ENDED MARCH 31
                                                                                        ---------------------------
                                                                                           2003            2002
                                                                                        (UNAUDITED)     (UNAUDITED)
                                                                                        -----------     -----------
Interest on loans                                                                       $32,425,980     $33,056,765
Interest on mortgage-backed and related securities                                        3,478,656       5,415,298
Interest and dividends on investments                                                     1,253,409         960,680
                                                                                        -----------     -----------
  Total interest income                                                                  37,158,044      39,432,743
                                                                                        -----------     -----------
Interest on deposit liabilities                                                          13,656,615      15,014,012
Interest on FHLB advances and other borrowings                                            5,220,231       5,789,053
                                                                                        -----------     -----------
  Total interest expense                                                                 18,876,846      20,803,065
                                                                                        -----------     -----------
  Net interest income                                                                    18,281,198      18,629,678
Provision for loan losses                                                                   378,898         647,400
                                                                                        -----------     -----------
  Net interest income after provision for loan losses                                    17,902,300      17,982,277
                                                                                        -----------     -----------
Community banking revenue                                                                 8,827,729       7,306,073
Mortgage banking revenue                                                                  8,512,326       4,936,887
Loss on sale of investments                                                                      --       (166,264)
Other income                                                                                600,924         836,544
                                                                                        -----------     -----------
  Total non-interest income                                                              17,940,980      12,913,240
                                                                                        -----------     -----------
Compensation and employee benefits                                                       13,995,764      12,078,479
Occupancy and equipment                                                                   3,125,081       2,403,074
Communications, postage, and office supplies                                              1,848,478       1,394,133
ATM and debit card transaction costs                                                      1,089,626         840,609
Advertising and marketing                                                                   679,721         564,169
Amortization of intangibles                                                                 182,106         129,559
Other expenses                                                                            2,204,471       1,722,818
                                                                                        -----------     -----------
  Total non-interest expense                                                             23,125,247      19,132,840
                                                                                        -----------     -----------
  Income before income taxes                                                             12,718,032      11,762,677
Income tax expense                                                                        4,703,563       4,095,183
                                                                                        -----------     -----------

  Net income                                                                            $ 8,014,469     $ 7,667,493
                                                                                        -----------     -----------

PER SHARE INFORMATION

Diluted earnings per share                                                                    $0.40           $0.38
Basic earnings per share                                                                       0.41            0.38
Dividends paid per share                                                                       0.13            0.12
                                                                                        -----------     -----------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three months ended March 31, 2003 and 2002

                                        COMMON
                                     STOCK AND                                                   ACCUMULATED
                                    ADDITIONAL                                       UNEARNED      NON-OWNER
                                       PAID-IN        RETAINED        TREASURY     RESTRICTED    ADJUSTMENTS
UNAUDITED                              CAPITAL        EARNINGS           STOCK          STOCK      TO EQUITY           TOTAL
                                    ----------        --------        --------     ----------    -----------           -----
Balance at December 31, 2001       $48,627,928    $141,717,089              --       ($87,083)    $2,139,769    $192,397,703
                                                                                                                ------------
Net income                                           7,667,493                                                     7,667,493
Securities valuation adjustment,
  net of income taxes                                                                               (957,150)       (957,150)
Reclassification adjustment for loss
  on securities included in income,
  net of income taxes                                                                                108,072         108,072
                                                                                                                ------------
Net income and non-owner
  adjustments to equity                                                                                            6,818,416
                                                                                                                ------------
Dividends paid                                      (2,419,589)                                                   (2,419,589)
Exercise of stock options              (28,904)       (174,121)        460,711                                       257,686
Purchase of treasury stock                                          (3,429,116)                                   (3,429,116)
Amortization of restricted stock                       216,775                         13,750                        230,525
                                   -----------    ------------    ------------       --------     ----------    ------------

Balance at March 31, 2002          $48,599,024    $147,007,647    ($ 2,968,406)      ($73,333)    $1,290,691    $193,855,624
                                   -----------    ------------    ------------       --------     ----------    ------------

UNAUDITED

Balance at December 31, 2002       $48,599,024    $165,628,148    ($10,178,374)      ($32,083)    $1,435,289    $205,452,003
                                                                                                                ------------
Net income                                           8,014,469                                                     8,014,469
Securities valuation adjustment,
  net of income taxes                                                                                468,355         468,355
                                                                                                                ------------
Net income and non-owner
  adjustments to equity                                                                                            8,482,824
                                                                                                                ------------
Dividends paid                                      (2,561,925)                                                   (2,561,925)
Exercise of stock options                             (144,050)        541,055                                       397,005
Purchase of treasury stock                                            (474,112)                                     (474,112)
Amortization of restricted stock                       189,804                         13,750                        203,554
Other activity                                        (169,919)        (69,080)                                     (238,999)
                                   -----------    ------------    ------------       --------     ----------    ------------

Balance at March 31, 2003          $48,599,024    $170,956,527    ($10,180,511)      ($18,333)    $1,903,644    $211,260,351
                                   -----------    ------------    ------------       --------     ----------    ------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2003 and 2002

                                                                                             THREE MONTHS MARCH 31
                                                                                        ------------------------------
                                                                                             2003              2002
                                                                                         (UNAUDITED)       (UNAUDITED)
                                                                                        ------------       -----------
Cash flows from operating activities:
  Net income                                                                            $   8,014,469     $   7,667,493
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                                 223,940           649,223
    Increase (decrease) in mortgage servicing rights valuation allowance                    1,800,000        (1,850,000)
    Net loan costs deferred                                                                (1,178,823)         (475,805)
    Amortization of mortgage servicing rights                                               8,694,869         4,118,191
    Other amortization                                                                      3,667,438         1,853,399
    Depreciation                                                                              964,909           757,835
    Gains on sales of mortgage loans                                                      (16,110,274)       (4,617,382)
    Loss on sales of investments                                                                   --           166,264
    Decrease in accrued interest receivable                                                   714,821         1,570,583
    Decrease in accrued interest payable                                                     (300,944)         (725,544)
    Increase in current and deferred income taxes                                           4,425,055         2,411,040
    Other accruals and prepaids, net                                                       (1,012,137)       (1,086,649)
                                                                                        -------------       -----------
      Net cash provided by operations before loan originations and sales                    9,903,323        10,438,648
  Loans originated for sale                                                              (633,625,302)     (165,579,237)
  Sales of loans originated for sale or transferred from held for investment              675,241,033       220,767,473
                                                                                        -------------       -----------
      Net cash provided by operations                                                      51,519,054        65,626,884
                                                                                        -------------       -----------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                              69,136,235       (20,477,963)
  Sales of investment securities                                                                   --        35,098,150
  Purchases of mortgage-backed and related securities available for sale                 (327,039,765)      (85,055,729)
  Principal repayments on mortgage-backed and related securities available for sale       111,887,038        59,699,056
  Principal repayments on mortgage-backed and related securities held for investment       20,391,922        24,121,545
  Loans originated for investment                                                        (284,403,138)     (199,821,923)
  Loan principal repayments                                                               298,631,140       228,145,995
  Increase in Federal Home Loan Bank stock                                                   (690,700)      (25,393,900)
  Additions to office properties and equipment                                             (2,321,935)       (1,750,436)
  Other, net                                                                               12,962,669        16,175,399
                                                                                        -------------       -----------
    Net cash provided (used) by investing activities                                     (101,446,534)       30,740,194
                                                                                        -------------       -----------
Cash flows from financing activities:
  Increase (decrease) in deposit liabilities                                               84,732,397       (87,236,171)
  Repayment of long-term Federal Home Loan Bank advances                                  (24,350,000)      (13,600,000)
  Decrease in short-term Federal Home Loan Bank borrowings                                         --       (12,500,000)
  Increase (decrease) in other borrowings                                                  (3,491,502)        2,136,653
  Increase (decrease) in advance payments by borrowers for taxes and insurance             (7,470,507)        2,707,523
  Purchase of treasury stock                                                                 (474,112)       (3,429,116)
  Dividends paid                                                                           (2,561,925)       (2,419,589)
  Other, net                                                                                7,197,411          (571,879)
                                                                                        -------------       -----------
    Net cash provided (used) by financing activities                                       53,581,762      (114,912,579)
                                                                                        -------------       -----------
Net increase (decrease) in cash and due from banks                                          3,654,282       (18,545,501)
Cash and due from banks at beginning of period                                             84,482,722        70,756,705
                                                                                        -------------       -----------
    Cash and due from banks at end of period                                            $  88,137,004     $  52,211,204
                                                                                        -------------       -----------
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                              $  37,872,865     $  41,003,326
  Interest paid on deposits and borrowings                                                 19,177,790        21,528,609
  Income taxes paid                                                                           279,400         1,685,025
  Transfer of loans from held for investment to held for sale                              31,315,451        29,122,413
                                                                                        -------------       -----------

Refer to accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and balances of First Federal Capital Corp (the "Corporation"), First Federal Capital Bank (the "Bank"), and the Bank's wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2--BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three-month period ended March 31, 2003, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2003

     Certain 2002 balances have been reclassified to conform to the 2003 presentation.

NOTE 3--EARNINGS PER SHARE

     Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three-month periods ended March 31, 2003 and 2002, is as follows:

                                                                                          THREE MONTHS ENDED MARCH 31
                                                                             -----------------------------------------------------
                                                                                       2003                        2002
                                                                             -------------------------   -------------------------
                                                                                 DILUTED      BASIC        DILUTED        BASIC
                                                                                 -------      -----        -------        -----
Net income                                                                   $ 8,014,469   $ 8,014,469   $ 7,667,493   $ 7,667,493
                                                                             -----------   -----------   -----------   -----------
Average common shares issued, net of actual treasury shares                   19,698,621    19,698,621    20,112,893    20,112,893
Potential common shares issued under stock options (treasury stock method)       259,791            --       206,722            --
                                                                             -----------   -----------   -----------   -----------
  Average common shares and potential common shares                           19,958,412    19,698,621    20,319,615    20,112,893
                                                                             -----------   -----------   -----------   -----------
Earnings per share                                                                 $0.40         $0.41         $0.38         $0.38
                                                                             -----------   -----------   -----------   -----------

NOTE 4--CONTINGENCIES

     The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which considered together are believed by management to be immaterial to the consolidated financial condition of the Corporation.

NOTE 5--SEGMENT INFORMATION

     REPORTABLE SEGMENTS The Corporation tracks profitability in six major areas: (i) residential lending, (ii) commercial real estate lending, (iii) consumer lending, (iv) education lending, (v) business banking, and (vi) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes mortgage-backed securities that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, as well as functions related to the origination and servicing of such loans. Consumer lending consists of the Corporation's second mortgage, automobile, and other consumer installment loans, as well as functions related to the origination and servicing of such loans. The education loan portfolio, which includes functions related to the origination and servicing of the loans. Business banking consists of the Corporation's portfolio of commercial business loans and deposits, as well as functions related to the origination and servicing of such loans and deposits. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. As previously noted, however, mortgage-backed securities collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

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

     The Corporation's branch network is considered a support department center for segment reporting purposes. Community banking fees and revenues are deducted from the non-interest expense of operating the network (to include an allocation of net costs from the Corporation's other support departments) to arrive at net costs for the branch network. This net cost is then allocated to each profit center based on its use of deposit liabilities to fund its operations. This amount is reported as "net cost to acquire and maintain deposit liabilities" and is included as an adjustment to the net interest income of each profit center.

     For segment reporting purposes, management makes certain non-GAAP adjustments and reclassifications to the results of operations and financial condition of the Corporation that, in management's judgment, more fairly reflect the performance and/or financial condition of certain of the Corporation's profit centers.

     SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following table summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three-month periods ended March 31, 2003 and 2002. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.39% and 1.27% of average deposit liabilities outstanding during the three months ended March 31, 2003 and 2002, respectively.

                                                               THREE MONTHS ENDED MARCH 31
                                            ----------------------------------------------------------------
                                                         2003                              2002
                                            ------------------------------    ------------------------------
PROFIT CENTER                               PROFIT (LOSS)   AVERAGE ASSETS    PROFIT (LOSS)   AVERAGE ASSETS
-------------                               -------------   --------------    -------------   --------------
Mortgage banking                              $4,466,575    $   93,235,287      $1,216,539    $   80,478,105
Residential loans                              1,083,888       845,473,213       1,970,060       792,675,029
Commercial real estate lending                 2,644,055       515,584,896       2,275,021       553,474,665
Consumer lending                               1,407,445       472,438,347       1,223,653       376,863,719
Education lending                                289,105       212,870,628         754,428       217,526,273
Business banking                                (157,218)      187,401,920              --                --
Investment and mortgage-related securities      (771,615)      674,765,496         379,400       523,352,723
Other segments                                  (131,390)        1,260,728         (53,900)       40,752,097
                                              ----------    --------------      ----------    --------------
  Subtotal                                     8,830,845     3,003,030,515       7,765,201     2,585,122,611
Non-GAAP adjustments                            (816,376)       25,676,188         (97,708)       16,851,764
                                              ----------    --------------      ----------    --------------
  Net income/total average assets             $8,014,469    $3,028,706,703      $7,667,493    $2,601,974,375
                                              ----------    --------------      ----------    --------------

NOTE 6--STOCK-BASED COMPENSATION

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

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amended the disclosure provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and APB Opinion No. 28, "Interim Financial Reporting" ("APB 28"). Specifically, SFAS 148 amends SFAS 123 and APB 28 to require disclosure in condensed consolidated interim financial information for any period in which stock-based employee awards are outstanding and accounted for using the intrinsic value method of SFAS 123.

     The following table provides pro forma disclosure of the effects of the Corporation's stock incentive plans at the dates indicated.

                                                      THREE MONTHS ENDED MARCH 31
                                                      ---------------------------
                                                         2003             2002
                                                         ----             ----
Net income as reported                                $8,014,469       $7,667,493
Stock-based compensation, net of tax                    (146,219)        (242,923)
                                                      ----------       ----------
   Pro forma net income                               $7,868,250       $7,424,570
                                                      ----------       ----------

Basic earnings per share as reported                       $0.41            $0.38
Pro forma basic earnings per share                         $0.40            $0.37

Diluted earnings per share as reported                     $0.40            $0.38
Pro forma diluted earnings per share                       $0.39            $0.37
                                                      ----------       ----------

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     CRITICAL JUDGMENTS AND ESTIMATES For a summary of the Corporation's significant accounting policies, refer to Note 1 of the Corporation's Audited Consolidated Financial Statements included in Part II, Item 8, of its 2002 Form 10-K. Particular attention should be paid to two accounting areas that in management's judgment, require significant judgments and/or estimates on the part of management because of the inherent uncertainties surrounding these areas and/or the subjective nature of the areas. These areas are itemized and referenced as follows.

          MORTGAGE SERVICING RIGHTS For a detailed discussion of the judgments and estimates relating to the initial recording of and ongoing accounting for mortgage servicing rights ("MSRs"), refer to the appropriate section in Note 1 of the Corporation's Audited Consolidated Financial Statements, included in Part II, Item 8, of its 2002 Form 10-K. Additional discussion is also available in the 2002 Form 10-K "Residential Lending" section of Part I, Item 1, "Business--Lending Activities". Finally, information on the impact mortgage servicing rights have had on the Corporation's financial condition and results of operations for the three months ended March 31, 2003 and 2002, can be found below, in the sections entitled "Financial Condition--Mortgage Servicing Rights" and "Results of Operations--Non-Interest Income--Mortgage Banking Revenue".

          ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE For a detailed discussion of the judgments and estimates relating to allowances for losses on loans and real estate, refer to the appropriate section in Note 1 of the Corporation's Audited Consolidated Financial Statements, included in Part II,
Item 8, of its 2002 Form 10-K. Additional discussion is also available in the 2002 Form 10-K "Non-Performing and Other Classified Assets" section and the "Allowances for Losses on Loans and Real Estate" section of Part I, Item 1, "Business--Lending Activities". Finally, information on the impact loss allowances have had on the Corporation's financial condition and results of operations for the three months ended March 31, 2003 and 2002, can be found below, in the sections entitled "Financial Condition--Non-Performing Assets" and "Results of Operations--Provisions for Loan Losses".

     NEW ACCOUNTING STANDARDS AND POLICIES During the three months ended March 31, 2003 and 2002, the Corporation adopted no new accounting standards or policies that, in management's judgment, had a material impact on its financial condition or results of operations. However, two new accounting standards were adopted during the period that were significant to the financial services industry as a whole. These standards are itemized in the paragraphs that follow.

          STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141, "BUSINESS COMBINATIONS" ("SFAS 141") This standard requires the purchase method of accounting for all mergers and acquisitions, except in very limited instances. The Corporation adopted SFAS 141 in January 2002. This adoption did not have a material impact on the Corporation because the acquisitions completed in 2002 would have been accounted for using the purchase method regardless of SFAS 141. For additional discussion, refer to Note 15 of the Corporation's Audited Consolidated Financial Statements, in Part II, Item 8, of its 2002 Form 10-K.

          STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142") The Corporation adopted SFAS 142 in January 2002. For further discussion, refer to "Goodwill and Intangible Assets" in Note 1, as well as Note 6, of the Corporation's Audited Consolidated Financial Statements, included in Part II, Item 8, of its 2002 Form 10-K.

RESULTS OF OPERATIONS

     QUARTER OVERVIEW The Corporation's net income for the three months ended March 31, 2003, was $8.0 million or $0.40 per diluted share compared to $7.7 million or $0.38 in the same period last year. These amounts represented a return on average assets of 1.06% and 1.18%, respectively, and a return on average equity of 15.37% and 15.68%, respectively.

     The increase in net income from 2002 to 2003 was primarily attributable to a $3.6 million increase in mortgage banking revenue, a $1.5 million increase in community banking revenue, and a $269,000 decrease in provision for loan losses. These developments were offset in large part by a $4.0 million increase in non-interest expense, a $349,000 decrease in net interest income, and a $609,000 increase in income tax expense.

     The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three-month periods ended March 31, 2003 and 2002.

     NET INTEREST INCOME Net interest income decreased by $349,000 or 1.9% during the three-month period ended March 31, 2003, as compared to the same period in the previous year. This decline occurred despite the fact that the Corporation's average interest-earning assets increased by $376 million or 15.5% between these periods. The principal source of this growth occurred in the Corporation's consumer and single-family residential loan portfolios, as well as overnight investments. Contributing to a lesser extent was an increase in the Corporation's commercial business loan portfolio. This growth was largely funded by increases in deposit liabilities, primarily certificates of deposit and to a lesser degree, non-interest-bearing deposits.

     The Corporation's interest rate spread declined from 2.64% during the three months ended March 31, 2002, to 2.17% during the same period in 2003, which more than offset the increase in net interest income caused by growth in interest-earning assets. Market interest rates declined dramatically in 2002 and have remained at historically low levels into 2003. As a result, the Corporation experienced a larger decline in the yield on its earning assets than it did on its cost of funding sources. In recent periods asset yields have continued to decline due to high levels of refinance activity and the build-up of liquidity. In March 2003, management lowered rates on certificates of deposit and certain other deposit offerings to improve the Corporation's interest rate spread. Despite these adjustments, management believes deposit products continue to be attractively priced relative to competitors. Additionally, a substantial portion of the Bank's existing certificates of deposit and wholesale borrowings will mature during the next six months and will likely be replaced at significantly lower costs. As a result, management expects the Corporation's interest rate spread to stabilize or improve slightly during the remainder of 2003, although there can be no assurances.

     Net interest income in 2003 also benefited from an increase in average non-interest-bearing deposits, which was the principal reason the Corporation's ratio of average interest-earning assets to interest-bearing liabilities improved during the three-month period ended March 31, 2003. The increase in non-interest-bearing deposits was due in part to deposits acquired in the Rochester and Commercial Federal acquisitions in April 2002 and September 2002, respectively. Also contributing was a substantial increase in custodial accounts on mortgage loans serviced by the Corporation

     The following table sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three-month periods ended March 31, 2003 and 2002.

Dollars in thousands                             THREE MONTHS ENDED MARCH 31, 2003     THREE MONTHS ENDED MARCH 31, 2002
                                                 ---------------------------------     ---------------------------------
                                                    AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                                    BALANCE    INTEREST       COST        BALANCE    INTEREST       COST
                                                    -------    --------     ------        -------    --------     ------
Interest-earning assets:
  Single-family mortgage loans                   $  816,928     $10,654       5.22%    $  724,718     $11,994       6.62%
  Commercial real estate loans                      527,982      10,176       7.71        530,294      10,299       7.77
  Consumer loans                                    505,004       8,661       6.86        356,830       7,120       7.98
  Education loans                                   202,859       1,986       3.92        207,708       3,053       5.88
  Commercial business loans                          74,584         948       5.09         37,726         591       6.27
                                                 ----------     -------     ------     ----------     -------     ------
    Total loans                                   2,127,357      32,426       6.10      1,857,276      33,057       7.12
Mortgage-backed and related securities              425,786       3,479       3.27        416,075       5,415       5.21
Investment securities                                    --          --         --         11,460          92       3.21
Interest-bearing deposits with banks                193,105         563       1.17        109,165         475       1.74
Other earning assets                                 55,887         691       4.94         31,670         394       4.98
                                                 ----------     -------     ------     ----------     -------     ------
    Total interest-earning assets                 2,802,135      37,158       5.30      2,425,646      39,433       6.50
Non-interest-earning assets:
  Office properties and equipment                    36,681                                31,102
  Other assets                                      189,890                               145,226
                                                 ----------                            ----------
    Total assets                                 $3,028,707                            $2,601,974
                                                 ----------                            ----------
Interest-bearing liabilities:
  Regular savings accounts                       $  165,836     $   102       0.25%    $  145,791     $   359       0.98%
  Checking accounts                                 133,220          83       0.25         96,432         130       0.54
  Money market accounts                             238,755         520       0.87        215,842         881       1.63
  Certificates of deposit                         1,463,777      12,951       3.54      1,232,942      13,643       4.43
                                                 ----------     -------     ------     ----------     -------     ------
    Total interest-bearing deposits               2,001,588      13,657       2.73      1,691,006      15,014       3.55
FHLB advances                                       388,750       5,128       5.28        460,061       5,767       5.01
Other borrowings                                     17,626          91       2.06          4,886          22       1.81
                                                 ----------     -------     ------     ----------     -------     ------
    Total interest-bearing liabilities            2,407,964      18,877       3.14      2,155,954      20,803       3.86
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                     364,196                               222,570
  Other liabilities                                  47,930                                27,905
                                                 ----------                            ----------
    Total liabilities                             2,820,091                             2,406,429
Stockholders' equity                                208,615                               195,544
                                                 ----------                            ----------
    Total liabilities and stockholders' equity   $3,028,707                            $2,601,974
                                                 ----------                            ----------
Net interest income                                             $18,281                               $18,630
                                                                -------                               -------
Interest rate spread                                                          2.17%                                 2.64%
                                                                            ------                                ------
Net interest income as a percent of average
  earning assets                                                              2.61%                                 3.07%
                                                                            ------                                ------
Average interest-earning assets to average
  interest-bearing liabilities                                              116.37%                               112.51%
                                                                            ------                                ------

     PROVISION FOR LOAN LOSSES Provision for loan losses was $379,000 and $647,000 during the three months ended March 31, 2003 and 2002, respectively. In response to a second straight quarterly decline in loans held for investment, the Corporation did not record any loan loss provisions over-and-above its actual charge-off activity in the first quarter of 2003. Also affecting the most recent quarter was the recapture of a specific loss provision that was established in the fourth quarter of 2002 on a business loan relationship that paid off during the period. On an annualized basis, net charge-offs were 0.10% and 0.09% of average loans outstanding during the three-month periods ended March 31, 2003 and 2002, respectively.

     As of March 31, 2003, and December 31, 2002, the Corporation's allowance for loan losses was $11.5 million and $11.7 million, respectively, or 0.56% and 0.55% of loans held for investment, respectively. The allowance for loan losses was 183% and 217% of non-performing loans as of the same dates, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

     NON-INTEREST INCOME Non-interest income for the three months ended March 31, 2003 and 2002, was $17.9 million and $12.9 million, respectively. These amounts represented 50% and 41% of the Corporation's total revenue during such periods. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2002 to 2003.

          COMMUNITY BANKING REVENUE Community banking revenue increased by $1.5 million or 20.8% during the three months ended March 31, 2003, as compared to the same period in the previous year. The following table shows the Corporation's community banking revenue for the three-month periods ended March 31, 2003 and 2002.

                                                     THREE MONTHS ENDED MARCH 31
                                                     ---------------------------
Dollars in thousands                                       2003            2002
                                                           ----            ----
Overdraft fees                                            $4,383          $3,405
ATM and debit card fees                                    2,547           2,089
Account service charges                                      621             491
Other fee income                                             408             341
                                                          ------          ------
   Total deposit account revenue                           7,959           6,326
                                                          ------          ------
Consumer loan insurance premiums and commissions             170             210
Other consumer loan fees                                     106              84
                                                          ------          ------
   Total consumer loan revenue                               276             294
                                                          ------          ------
Investment services revenue                                  593             686
                                                          ------          ------
   Total community banking revenue                        $8,828          $7,306
                                                          ------          ------

          Overdraft fees increased by $978,000 or approximately 29% during the three months ended March 31, 2003, as compared to the same period in the previous year. This increase was due in part to growth of 13.2% in the number of checking accounts serviced by the Corporation between these periods. Also contributing to the growth in community banking revenue was a $458,000 or 21.9% increase in fees from customers' use of debit cards and ATMs during the three months ended March 31, 2003, as compared to the same period in the previous year.

          Consumer loan revenue declined by $18,000 or 6.1% during the three months ended March 31, 2003, as compared to the same period in the previous year. The Corporation's principal sources of consumer loan revenue consist of sales of credit life and disability insurance policies to consumer loan customers. During the three months ended March 31, 2003, increased premium and commission revenue associated with increased originations was substantially offset by increased losses on insurance claims. The Bank's wholly-owned reinsurance subsidiary, First Reinsurance, Inc. ("FRI"), assumes the first level of risk on these credit life and disability policies.

          Investment services revenue decreased by $93,000 or 13.6% during the three months ended March 31, 2003, as compared to the same period in the previous year. The Corporation's principal sources of investment services revenue consist of commissions from sales of tax-deferred annuities, mutual funds, and other debt and equity securities. The decline in investment services revenue was due primarily to lower sales of tax-deferred annuity products caused principally by a shift in customer preferences to other shorter-term investment alternatives.

          MORTGAGE BANKING REVENUE Mortgage banking revenue increased by $3.6 million or over 70% during the three months ended March 31, 2003, as compared to the same period in the previous year. The following table shows the Corporation's mortgage banking revenue for the three-month periods ended March 31, 2003 and 2002.

                                                     THREE MONTHS ENDED MARCH 31
                                                     ---------------------------
Dollars in thousands                                       2003            2002
                                                           ----            ----
Gross servicing fees                                     $ 2,524         $ 2,351
Mortgage servicing rights amortization                    (8,695)         (4,118)
Mortgage servicing rights valuation (loss) recovery       (1,800)          1,850
                                                         -------         ------
   Total loan servicing fees, net                         (7,971)             83
                                                         -------         ------
Gain on sale of mortgage loans                            16,110           4,617
Other mortgage-related income                                373             237
                                                         -------         ------
   Total mortgage banking revenue                        $ 8,512         $ 4,937
                                                         -------         ------

          Gross servicing fees increased by $173,000 or 7.4% during the three months ended March 31, 2003, as compared to the same period in the previous year. This increase was due primarily to $309.8 million or 11.4% growth in average loans serviced for others, compared to the year-ago period. This growth was caused by a significant increase in the origination and sale of fixed-rate mortgage loans, as described in a later paragraph.

          Amortization of mortgage servicing rights was $8.7 million and $4.1 million during the three months ended March 31, 2003 and 2002, respectively. With market interest rates at historically low levels in 2003, loan prepayment activity increased dramatically as borrowers refinanced older, higher-rate residential mortgage loans, into lower-rate loans. As a result of this activity, the Corporation recorded significantly more amortization of mortgage servicing rights in 2003 than it did in the year-ago period.

          Management expects that interest rates will remain at historically low levels in the near future. If this trend continues, the Corporation will most likely continue to experience high levels of amortization on its MSRs as a result of high levels of loan prepayment activity. Such amortization, however, will most likely be offset by high levels of gains on sales of mortgage loans, although there can be no assurances. It should be noted, however, that declines in market interest rates may also expose the Corporation to unfavorable mark-to-market adjustments against its portfolio of MSRs--primarily because of increases in market expectations for future prepayments. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market. As of March 31, 2003, the Corporation had recorded $5.2 million in unfavorable mark-to-market adjustments against its mortgage servicing rights, of which $1.8 million was recorded through earnings in 2003 as a result of an increase in future prepayment expectations in the first quarter. If interest rates increase, management expects that future prepayment expectations will decline. If such occurs, the Corporation may be required to recapture through earnings some or all of the mark-to-market adjustment on its MSRs. During the first quarter of last year, the Corporation recaptured $1.9 million in previously established mark-to-market adjustments as a result of a decline in future prepayment expectations during that period.

          At March 31, 2003, and 2002, loans serviced for others were $3.1 billion and $2.7 billion, respectively. As of the same dates, mortgage servicing rights were $27.8 million and $31.5 million, respectively, net of the mark-to-market adjustment.

          Gains on sales of loans increased by $11.5 million from $4.6 million during the three months ended March 31, 2002, to $16.1 million during the same period in 2003. This increase was primarily attributable to a $454 million or more than 200% increase in the Corporation's mortgage loan sales. This increase was due to a historically low interest rate environment that resulted in increased originations and sales of fixed-rate mortgage loans in the secondary market. Also contributing to the increase in gains on sales of mortgage loans during the most recent period was an increase in the average gain on individual sales of such loans. During the three-month period in 2003, the average gain was 2.42% compared to 2.09% in 2002. This increase was caused by a wider spread between the mortgage rates charged to borrowers by the Corporation and the yield demanded by investors in the secondary market.

          Market interest rates have remained at historically low levels in recent months. Although there can be no assurances, management expects this trend to continue in the near future. As such, management expects the Corporation's gains on sales of mortgage loans to remain high by historical standards. These gains, however, may be offset to some degree by increased amortization of MSRs and/or unfavorable mark-to-market adjustments on MSRs, as more fully described in a previous paragraph.

          Other mortgage-related income increased by $136,000 or more than 55% during the three months ended March 31, 2003, as compared to the same period in the previous year. This increase was due mostly to increases in fees received on loans originated as agent for the Wisconsin State Veterans Administration and the Wisconsin Housing and Economic Development Authority.

          LOSS ON SALES OF INVESTMENTS Loss on sales of investments and other assets was zero and $166,000, during the three months ended March 31, 2003 and 2002, respectively. The loss in 2002 was due to the sale of $35.5 million in callable securities issued by various agencies of the U.S. government. Despite the loss on the sale, the holding period return on these securities was comparable to a money market yield, which was the Corporation's minimum expectation when it purchased the securities.

          OTHER NON-INTEREST INCOME Other non-interest income decreased by $236,000 or 28% during the three months ended March 31, 2003, as compared to the same period in the previous year. This decrease was primarily due to the receipt in the prior year of a special dividend related to the Corporation's ownership in its primary ATM network provider.

     NON-INTEREST EXPENSE Non-interest expense for the three months ended March 31, 2003 and 2002, was $23.1 million and $19.1 million, respectively, which was 3.05% and 2.94% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2002 to 2003.

          COMPENSATION AND EMPLOYEE BENEFITS Compensation and employee benefits increased by $1.9 million or 15.9% during the three months ended March 31, 2003, as compared to the same period in the previous year. In general, the increase was due to normal annual merit increases, as well as growth in the number of banking facilities operated by the Corporation and the resulting increase in the number of employees. Since March 31, 2002, the Corporation has increased the number of its banking facilities from 81 to 91. In April 2002, the Corporation completed the purchase of three banking locations from another financial institution in Rochester, Minnesota. In September 2002, the Corporation acquired four banking facilities in south-eastern Minnesota from another financial institution. As of March 31, 2003, the Corporation had 1,240 full-time equivalent employees. This compared to 1,213 and 1,116 as of December 31, 2002, and March 31, 2002, respectively.

          Also contributing to the increase in compensation and employee benefits in 2003 were increased salaries to employees hired over the past year to support the roll out of the Corporation's business banking product line. During the most recent quarter, the Corporation began offering business banking products in its Oshkosh, Wisconsin, market. The Corporation intends to expand its offering of business banking products in up to three additional markets in 2003, although there can be no assurances.

          Compensation and employee benefits in the first quarter of 2003 was also impacted by an increase in employee pension costs. Such costs rose by $224,000 or over 135% during the three months ended March 31, 2003, as compared to the same period in the previous year. Management recently completed a review of the Corporation's pension plan established for the benefit of its full-time employees. As a result of changes in assumptions implemented in conjunction with the review, as well as certain amendments to the pension plan, management believes that the Corporation's pension expense will be substantially higher in 2003. Pension expense for 2003 is expected to approximate $1.6 million compared to $734,000 in 2002. Furthermore, management has reduced the assumption for the expected return on plan assets to 8.50% in 2003, which compares to 9.00% in 2002.

          OCCUPANCY AND EQUIPMENT Occupancy and equipment expense increased by $722,000 or 30% during the three months ended March 31, 2003, compared to the same period in the previous year. This increase was primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

          COMMUNICATIONS, POSTAGE, AND OFFICE SUPPLIES Communications, postage, and office supplies expense increased by $454,000 or approximately 33% during the three months ended March 31, 2003, as compared to the same period in the previous year. This increase was also caused principally by growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

          ATM AND DEBIT CARD TRANSACTION COSTS ATM and debit card transaction costs increased by $249,000 or nearly 30% during the three months ended March 31, 2003, as compared to the same period in the previous year. This increase can be attributed to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation. The Corporation currently operates 117 ATMs in over 40 communities throughout Wisconsin, northern Illinois, and south-eastern Minnesota.

          ADVERTISING AND MARKETING Advertising and marketing costs increased by $116,000 or 20.5% during the three months ended March 31, 2003, as compared to the same period in the previous year. This increase can be attributed to growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas served by the Corporation.

          AMORTIZATION OF INTANGIBLES Amortization of intangible assets, which consists primarily of deposit-based intangibles, increased by $53,000 or more than 40% during the three months ended March 31, 2003, as compared to the same period in the previous year. The increase was caused by increased amortization of the deposit-based intangibles recorded in connection with the Corporation's acquisitions in the second and third quarters of 2002.

          OTHER NON-INTEREST EXPENSE Other non-interest expense increased by $482,000 or nearly 28% during the three months ended March 31, 2003, as compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which was increased costs related to servicing of loans for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Bank of Chicago ("FHLB"). Under the terms of the servicing agreements with these agencies, the Corporation is required to pay a full month's interest when certain loans are repaid, regardless of the actual date of the loan payoff. A declining interest rate environment and increased prepayment activity in 2003 resulted in increased payment of loan pay-off interest to FNMA and FHLB. This development was partially offset by recoveries related to items in process of collection from customers and dispositions of foreclosed real estate.

     INCOME TAX EXPENSE Income tax expense for the three months ended March 31, 2003 and 2002, was $4.7 million and $4.1 million, respectively, or 37.0% and 34.8% of pretax income, respectively. The Corporation's effective tax rate has increased in recent periods due principally to a higher mix of taxable earnings in the States of Wisconsin, Minnesota, and Illinois, relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary and which has no corporate state income tax.

     SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the three month periods ended March 31, 2003 and 2002. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under Part I, Item I, "Financial Statements", for a summary of the after-tax profit (loss) of each of the Corporation's profit centers.

          MORTGAGE BANKING Profits from the Corporation's mortgage banking activities were $4.5 million in the first quarter of 2003 compared to $1.2 million in the first quarter of 2002. Loan origination volumes and mortgage servicing fees are the principal drivers of performance in this profit center. In the first three months of 2003, the Corporation's mortgage banking operation originated $728 million in single-family residential loans compared to $258 million in the same period of the previous year. As a result of this increase, revenues from loan origination activities improved relative to the same period in 2002. In addition, the profit center experienced an increase in the average gain on sales of mortgage loans, for reasons described elsewhere in this report. However, these improvements were offset by a substantial increase in amortization of MSRs. Beginning in 2001 and continuing through 2003, market interest rates for mortgage loans declined dramatically and have remained at historically low levels. As a result, amortization of MSRs has increased relative to prior periods. Refer to "Results of Operations--Non-Interest Income" for additional discussion.

          RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio decreased by $886,000 or 45% during the three month period ended March 31, 2003, compared to the same period in the previous year. This decline was largely due a decrease in interest rate spread. The yield on the profit center's single-family residential loans declined by 140 basis points between the periods. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 72 basis points between the three month period in 2003 and the same period in 2002. The decline in interest rate spread was partially offset by a 6.7% increase in average assets assigned to the profit center compared to the same period in the previous year. A $105,000 increase in origination cost amortization also contributed to the decrease in profits for this profit center between these same periods due to increased prepayment activity.

          COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending increased by $369,000 or 16.2% during the three months ended March 31, 2003, compared to the same period in 2002 even though average assets declined by $38 million or 6.9%. This improvement was principally the result of a significant increase in the profit center's interest rate spread in the most recent quarter, compared to the same period in the previous year. This profit center is primarily funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 72 basis points between the first quarter of 2003 and the same period in 2002. The yield on commercial real estate loans, however, declined by only 6 basis points between these same periods. Despite a declining interest rate environment, the yield on commercial real estate loans has remained stable in recent periods due to an increase in prepayment fees. These higher fees are the result of an increase in prepayment activity in the portfolio.

          During the three months ended March 31, 2003, this profit center originated $32.1 million in commercial real estate loans. This compares to $18.7 million in the same period last year. However, average assets assigned to this profit center declined by $38 million or 6.9% due to an increase in prepayment activity in the portfolio.

          CONSUMER LENDING Profits from the Corporation's consumer lending activities increased by $183,000 or 15.0% during the three month period ended March 31, 2003, compared to the same period in the previous year. This increase was attributable to a 26% increase in average assets assigned to the profit center since the first quarter of 2002. During the three months ended March 31, 2003, this profit center originated $108 million in consumer loans. This compares to $75.4 million in the same period last year.

          A decline in the profit center's interest rate spread in the most recent period, compared to the same timeframe in the previous year partially offset the impact of the increase in average assets. Similar to commercial real estate loans, this profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 72 basis points between the first quarter of 2003 and the same quarter in 2002. The yield on consumer loans, however, declined by 112 basis points between these same periods.

          EDUCATION LENDING Profits from education lending decreased by $465,000 or 62% during the first quarter of 2003 compared to the same period in 2002. This decline was chiefly the result of a decline in the profit center's interest rate spread. The average cost of the Corporation's money market accounts, which are the primary funding source for this profit center, declined by 76 basis points during the most recent quarter compared to the same quarter in 2002. In contrast, the yield on education loans declined by 196 basis points between these same periods.

          During the three months ended March 31, 2003, the average assets assigned to this profit center decreased by $4.7 million or 2.1% compared to the same period last year. During the most recent quarter, this profit center originated $21.5 million in education loans. This compares to $15.5 million in the same quarter of 2002.

          BUSINESS BANKING Loss from the Corporation's business banking operations was $157,000 for the three months ended March 31, 2003. The results of this profit center include costs associated with the development of business banking services and the expansion of business banking into additional geographic markets. The financial results of this profit center have not been reported separately for 2002 due to efforts to design these products on the Corporation's systems, as well as efforts to develop departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

          INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits from the Corporation's investment securities portfolio decreased by $1.1 million during the three months ended March 31, 2003, as compared to the same period in 2002. This decrease was due to a decline in interest rate spread. This profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 72 basis points between the first quarter of 2003 and the same quarter in the previous year. However, the yield on the investment securities portfolio declined by 185 basis points between these same periods due to accelerated prepayments of higher yielding securities, as well as the buildup of overnight investments in the profit center.

          Average assets assigned to the profit center increased by $151 million or 29% in the most recent quarter compared to the same quarter in the previous year. In 2002, the performance of this profit center was adversely impacted by a $166,000 loss on the sale of certain investment securities.

          OTHER SEGMENTS This segment consists of the parent holding company and certain of the Bank's wholly-owned subsidiaries. In addition, in 2002 this profit center contained the preliminary results of the Corporation's new line of business--business banking. The financial results of this profit center were not reported separately in 2002 due to continuing efforts to develop the departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

          NON-GAAP ADJUSTMENTS Non-GAAP adjustments were ($816,000) in the first quarter of 2003 compared to ($98,000) in the first quarter of 2002. The change between these periods was due to a $1.2 million increase in MSR amortization on loans serviced for portfolio that was included in the mortgage banking profit center, but excluded from the operating results of the Corporation. This adjustment was partially offset by a $560,000 decrease in mark-to-market gains on loans held for sale that were included in the computation of the operating results for the Corporation, but ignored in the product profitability model.

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

          The net cost to acquire and maintain deposit liabilities was 1.39% and 1.27% of average deposit liabilities outstanding during the three months ended March 31, 2003 and 2002, respectively. The increase in cost between these periods was principally the result of the acquisition of branches in Minnesota in 2002, as well as the investment in infrastructure to support the acquisition and maintenance of business deposits.

FINANCIAL CONDITION

     OVERVIEW The Corporation's total assets increased by $67.5 million or 2.2% during the three months ended March 31, 2003. This increase was due primarily to an increase in mortgage-related securities, which was funded by an increase in deposit liabilities, as well as the proceeds from declines in overnight investments and loans held for investment.

     OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB, short-term money market accounts, and federal funds purchased, decreased by $69.1 million or almost 40% from $180 million at December 31, 2002, to $111 million at March 31, 2003. This decrease was the result of the reinvestment of proceeds from loan sales and increases in deposit liabilities into other interest-earning assets such as mortgage-related securities.

     MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $194 million or over 45% during the three months ended March 31, 2003. During this period, the Corporation's purchased $327 million in short- and medium-term, fixed- and adjustable-rate collateralized mortgage obligations ("CMOs"). This development was offset in part by the repayment of $132 million in mortgage-backed and related securities.

     LOANS HELD FOR INVESTMENT The Corporation's loans held for investment decreased by $47.7 million or 2.3% during the three months ended March 31, 2003. During 2002 and continuing into 2003, the interest rate environment has a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation has developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined in the most recent period.

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

     MORTGAGE SERVICING RIGHTS The Corporation's mortgage servicing rights, net of valuation allowances, were $27.8 million and $30.2 million as of March 31, 2003, and December 31, 2002, respectively. These amounts were 0.91% and 1.02% of the outstanding principal of loans serviced for others, which amounted to $3.1 billion and $3.0 billion at March 31, 2003, and December 31, 2002, respectively. The valuation allowance for MSR losses was $5.2 million and $3.4 million at March 31, 2003, and December 31, 2002, respectively.

     DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $84.7 million or 3.6% during the three months ended March 31, 2003. The Corporation's deposit liabilities were impacted by a $47.9 million or nearly 35% increase in custodial deposit accounts during 2003. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased substantially in 2003 due to significant increases in loan prepayment activity

     FHLB ADVANCES The Corporation's FHLB advances decreased by $24.4 million or 6.1% during the three months ended March 31, 2003. During 2003, the Corporation did not incur any new borrowings with the FHLB. This funding source was replaced by increases in deposit liabilities, as previously described.

     NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgement) amounted to $9.3 million or 0.30% of total assets at March 31, 2003, compared to $9.1 million or 0.30% of total assets at December 31, 2002. The Corporation's allowance for loan and real estate losses was 127% and 130% of total non-performing assets as of the same dates, respectively.

     In addition to non-performing assets, at March 31, 2003, management was closely monitoring $18.7 million in assets, which it had classified as doubtful or substandard, but which were performing in accordance with their terms. This compares to $22.6 million in such assets at December 31, 2002. The decrease from 2002 was due primarily to a decline in the number of mortgage and consumer loans past due. It is the Corporation's policy to classify loans that are 60 days or more past due as substandard.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During the first quarter of 2003, the Corporation used these sources of funds to fund loan commitments, purchase mortgage-related securities, and cover maturing liabilities and deposit withdrawals. Management believes that the Corporation has adequate resources to fund all of its obligations or commitments, that all of its obligations or commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments.

     The Corporation's stockholders' equity ratio as of March 31, 2003, was 6.83% of total assets. The Corporation's long-term goal is to maintain its stockholders' equity ratio at approximately 7.0%, which is consistent with the Corporation's long-term objectives for return on equity of at least 15% per year and return on assets of at least 1% per year. The Corporation's tangible stockholders' equity ratio was 5.50% as of March 31, 2003.

     The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At March 31, 2003, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a "well capitalized" institution.

     The Corporation paid cash dividends of $2.6 million and $2.4 million during the three months ended March 31, 2003 and 2002, respectively. These amounts equated to dividend payout ratios of 32.0% and 31.6% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income, which is consistent with the Corporation's long-term earnings and asset growth rate objectives of 10% per year, as well as its return on equity objective of 15% per year. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

     On April 23, 2003, the Corporation's Board of Directors declared a regular quarterly dividend of $0.14 per share payable on June 5, 2003, to shareholders of record on May 15, 2003.

     During the three-month period ending March 31, 2003, the Corporation repurchased 24,551 shares under its 2000 stock repurchase plan (the "2000 Plan") at a cost of approximately $474,000. In April 2002, the Corporation's Board of Directors adopted another stock repurchase plan (the "2002 Plan") that authorizes the repurchase of up to 1,001,678 shares or approximately 5% of the Corporation's outstanding common stock. The 2002 Plan has a twelve-month term and authorizes the Corporation to repurchase shares from time-to-time in open-market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. In April 2003, the Corporation's Board of Directors extended the 2000 Plan and the 2002 Plan for another twelve months.

     During the three-month period ending March 31, 2003, the Corporation reissued 27,227 shares of common stock out of its inventory of treasury stock with a cost basis of approximately $541,000. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

OTHER MATTERS

     On April 10, 2003, the Corporation entered into a definitive agreement to acquire Liberty Bancshares, Inc. ("Liberty"), the parent company of Liberty State Bank, headquartered in St. Paul, Minnesota. According to the terms of the agreement, Liberty will merge into the Corporation, with Liberty shareholders receiving a combination of 37% cash and 63% shares of the Corporation's stock. The transaction will be accounted for using the purchase method of accounting. The amount of goodwill recorded in connection with this transaction will depend on the estimated fair value that will be assigned to the identifiable tangible and intangible assets and liabilities of Liberty including a deposit-based intangible asset. Management has not completed a deposit portfolio valuation analysis as of the date of this report or estimated the fair value of Liberty's tangible assets and liabilities. As such, management is not able to estimate the value of the deposit-based intangible or goodwill at this time.

     The acquisition, which has been approved by the boards of directors of each company, is expected to close during the third quarter of 2003, subject to regulatory approvals, and various other conditions of closing.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation manages the exposure of its operations to changes in interest rates ("interest rate risk" or "market risk") by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year "gaps"). Management has sought to control the Corporation's one- and three-year gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer, education, and commercial business loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in adjustable-rate and short- and medium-term fixed- and adjustable-rate CMOs and MBSs. As a result of this strategy, the Corporation's exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

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

     As of March 31, 2003, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 2002.

ITEM 4--CONTROLS AND PROCEDURES

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, Controller, and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer, Chief Financial Officer, and Controller concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended March 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

Refer to Note 4 of the Corporation's Consolidated Financial Statements.

ITEM 2--CHANGES IN SECURITIES

None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The Corporation held its Annual Meeting of Shareholders on April 23, 2003. The following matter was voted upon at that meeting:

     The election of three nominees for the Board of Directors, who will serve for a three-year term, was voted upon by the Corporation's shareholders. The nominees, all of whom were elected, are set forth in the table below. The Inspector of Election certified the following vote tabulations:

            Nominee                   Votes For       Votes Withheld
            -------                   ---------       --------------
            David W. Kruger          17,007,294           121,504
            Richard T. Lommen        17,008,160           120,638
            Phillip J. Quillin       16,952,193           176,604

ITEM 5--OTHER INFORMATION

None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

None.

Exhibit Index

Item No.       Description

Exhibit 99.1 - Section 906 Certification.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  FIRST FEDERAL CAPITAL CORP


/s/ Jack C. Rusch                                       May 15, 2003
Jack C. Rusch
President and Chief Executive Officer
(duly authorized officer)


/s/ Michael W. Dosland                                  May 15, 2003
Michael W. Dosland
Senior Vice President and
Chief Financial Officer


/s/ Kenneth C. Osowski                                  May 15, 2003
Kenneth C. Osowski
Vice President and Controller

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jack C. Rusch, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Federal Capital Corp;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: May 15, 2003                      /s/ Jack C. Rusch
                                        Jack C. Rusch
                                        President and Chief Executive Officer
                                        (duly authorized officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael W. Dosland, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Federal Capital Corp;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date:  May 15, 2003                     /s/ Michael W. Dosland
                                        Michael W. Dosland
                                        Senior Vice President and
                                        Chief Financial Officer

                          CERTIFICATION OF CONTROLLER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth C. Osowski, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of First Federal Capital Corp;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: May 15, 2003                      /s/ Kenneth C. Osowski
                                        Kenneth C. Osowski
                                        Vice President and Controller

                                 EXHIBIT INDEX

Item No.                   Description
--------                   -----------
Exhibit 99.1             Section 906 Certification.