Form 10-Q
period 2003-06-30
FIRST FEDERAL CAPITAL CORP
filed 2003-08-14
CIK 851207

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended.................................... JUNE 30, 2003

Commission file number.................................................. 0-18046


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

Class: COMMON STOCK--$.10 PAR VALUE. Outstanding as of August 12, 2003:
19,789,298 (excludes 426,635 shares held as treasury stock).




================================================================================

                           FORM 10-Q TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION                                                                            Page
             Item 1--Financial Statements ................................................................. 2

             Item 2--Management's Discussion and Analysis of Financial Condition and Results of
                     Operations........................................................................... 13

             Item 3--Quantitative and Qualitative Disclosures about Market Risk........................... 26

             Item 4--Controls and Procedures.............................................................. 27


PART II--OTHER INFORMATION

             Item 1--Legal Proceedings.................................................................... 28

             Item 2--Changes in Securities................................................................ 28

             Item 3--Defaults Upon Senior Securities...................................................... 28

             Item 4--Submission of Matters to Vote of Security Holders.................................... 28

             Item 5--Other Information.................................................................... 28

             Item 6--Exhibits and Reports on Form 8-K..................................................... 28


SIGNATURES................................................................................................ 30


CERTIFICATIONS............................................................................................ 31

                          PART I--FINANCIAL INFORMATION


ITEM 1--FINANCIAL STATEMENTS


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2003, and December 31, 2002

                                                                                         JUNE 30              DECEMBER 31
                                                                                          2003                   2002
ASSETS                                                                                 (UNAUDITED)
------                                                                               ----------------      ----------------
Cash and due from banks                                                              $     84,181,935      $     84,482,722
Interest-bearing deposits with banks                                                      133,807,232           179,755,367
Mortgage-backed and related securities:
  Available for sale, at fair value                                                       639,608,938           366,075,106
  Held for investment, at cost (fair value of $2,673,502 and $30,192,176,
   respectively)                                                                            2,663,281            30,029,690
Loans held for sale                                                                        84,860,663            50,237,199
Loans held for investment, net                                                          2,025,233,473         2,100,641,557
Federal Home Loan Bank stock                                                               57,222,200            55,634,400
Accrued interest receivable, net                                                           16,129,770            17,522,581
Office properties and equipment                                                            38,069,139            35,647,335
Mortgage servicing rights, net                                                             26,181,528            30,171,341
Intangible assets                                                                          43,433,499            43,818,386
Other assets                                                                               25,705,462            31,608,545
                                                                                     ----------------      ----------------

  Total assets                                                                       $  3,177,097,120      $  3,025,624,228
                                                                                     ================      ================


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposit liabilities                                                                  $  2,499,811,344      $  2,355,148,292
Federal Home Loan Bank advances                                                           376,250,000           400,600,000
Other borrowings                                                                           15,278,940            17,012,682
Advance payments by borrowers for taxes and insurance                                       8,088,173            11,906,038
Accrued interest payable                                                                    2,565,540             3,119,227
Other liabilities                                                                          54,968,742            32,385,986
                                                                                     ----------------      ----------------
  Total liabilities                                                                     2,956,962,739         2,820,172,225
                                                                                     ----------------      ----------------
Preferred stock, $.10 par value (5,000,000 shares authorized, none outstanding)                     -                     -
Common stock, $.10 par value (100,000,000 shares authorized, 20,215,933
  outstanding)                                                                              2,021,593             2,021,593
Additional paid-in capital                                                                 46,577,431            46,577,431
Retained earnings                                                                         175,709,179           165,628,148
Treasury stock, at cost (429,021 and 511,497 shares, respectively)                         (8,510,179)          (10,178,374)
Unearned restricted stock                                                                      (4,583)              (32,083)
Accumulated non-owner adjustments to equity, net                                            4,340,940             1,435,289
                                                                                     ----------------      ----------------
  Total stockholders' equity                                                              220,134,381           205,452,003
                                                                                     ----------------      ----------------

  Total liabilities and stockholders' equity                                         $  3,177,097,120      $  3,025,624,228
                                                                                     ================      ================


Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 2003 and 2002

                                                              THREE MONTHS ENDED JUNE 30
                                                           --------------------------------
                                                               2003               2002
                                                            (UNAUDITED)        (UNAUDITED)
                                                           -------------      -------------
Interest on loans                                          $  30,791,501      $  34,097,904
Interest on mortgage-backed and related securities             4,619,180          5,706,702
Interest and dividends on investments                          1,201,817          1,207,952
                                                           -------------      -------------
  Total interest income                                       36,612,497         41,012,558
                                                           -------------      -------------
Interest on deposit liabilities                               12,977,324         13,788,770
Interest on FHLB advances and other borrowings                 5,136,234          5,705,962
                                                           -------------      -------------
  Total interest expense                                      18,113,558         19,494,732
                                                           -------------      -------------
  Net interest income                                         18,498,939         21,517,826
Provision for loan losses                                        139,130            770,948
                                                           -------------      -------------
  Net interest income after provision for loan losses         18,359,809         20,746,878
                                                           -------------      -------------
Community banking revenue                                     10,048,223          8,253,088
Mortgage banking revenue                                       9,867,403          4,132,466
Other income                                                     554,773            591,751
                                                           -------------      -------------
  Total non-interest income                                   20,470,400         12,977,305
                                                           -------------      -------------
Compensation and employee benefits                            14,759,383         12,977,965
Occupancy and equipment                                        3,299,953          2,654,393
Communications, postage, and office supplies                   1,675,398          1,615,933
ATM and debit card transaction costs                           1,175,517          1,036,603
Advertising and marketing                                        997,975            933,916
Amortization of intangibles                                      202,781            178,284
Other expenses                                                 2,738,800          1,859,996
                                                           -------------      -------------
  Total non-interest expense                                  24,849,807         21,257,090
                                                           -------------      -------------
  Income before income taxes                                  13,980,401         12,467,095
Income tax expense                                             5,209,773          4,278,197
                                                           -------------      -------------

  Net income                                               $   8,770,628      $   8,188,897
                                                           =============      =============


PER SHARE INFORMATION
---------------------
Diluted earnings per share                                 $        0.44      $        0.40
Basic earnings per share                                            0.44               0.41
Dividends paid per share                                            0.14               0.13
                                                           =============      =============

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2003 and 2002

                                                               SIX MONTHS ENDED JUNE 30
                                                           --------------------------------
                                                               2003               2002
                                                            (UNAUDITED)        (UNAUDITED)
                                                           -------------      -------------
Interest on loans                                          $  63,217,480      $  67,154,669
Interest on mortgage-backed and related securities             8,097,835         11,122,000
Interest and dividends on investments                          2,455,226          2,168,632
                                                           -------------      -------------
  Total interest income                                       73,770,541         80,445,301
                                                           -------------      -------------
Interest on deposit liabilities                               26,633,939         28,802,783
Interest on FHLB advances and other borrowings                10,356,465         11,495,015
                                                           -------------      -------------
  Total interest expense                                      36,990,404         40,297,797
                                                           -------------      -------------
  Net interest income                                         36,780,137         40,147,504
Provision for loan losses                                        518,029          1,418,349
                                                           -------------      -------------
  Net interest income after provision for loan losses         36,262,109         38,729,156
                                                           -------------      -------------
Community banking revenue                                     18,875,952         15,559,161
Mortgage banking revenue                                      18,379,729          9,069,353
Loss on sale of investments                                            -           (166,264)
Other income                                                   1,155,697          1,428,295
                                                           -------------      -------------
  Total non-interest income                                   38,411,379         25,890,545
                                                           -------------      -------------
Compensation and employee benefits                            28,755,147         25,056,443
Occupancy and equipment                                        6,425,033          5,057,467
Communications, postage, and office supplies                   3,523,875          3,010,066
ATM and debit card transaction costs                           2,265,144          1,877,212
Advertising and marketing                                      1,677,696          1,498,085
Amortization of intangibles                                      384,887            307,843
Other expenses                                                 4,943,273          3,582,812
                                                           -------------      -------------
  Total non-interest expense                                  47,975,054         40,389,930
                                                           -------------      -------------
  Income before income taxes                                  26,698,433         24,229,770
Income tax expense                                             9,913,336          8,373,381
                                                           -------------      -------------

  Net income                                               $  16,785,097      $  15,856,390
                                                           =============      =============



PER SHARE INFORMATION
---------------------
Diluted earnings per share                                 $        0.84      $        0.78
Basic earnings per share                                            0.85               0.79
Dividends paid per share                                            0.27               0.25
                                                           -------------      -------------

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three months ended June 30, 2003 and 2002

                                        COMMON
                                     STOCK AND                                             ACCUMULATED
                                    ADDITIONAL                                  UNEARNED     NON-OWNER
                                       PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                              CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
---------                          -----------  ------------  ------------    ----------    ----------  ------------
Balance at March 31, 2002          $48,599,024  $147,007,647  ($2,968,406)     ($73,333)    $1,290,691  $193,855,623
                                                                                                        ------------
Net income                                         8,188,897                                               8,188,897
Securities valuation
adjustment, net of income taxes                                                              2,561,261     2,561,261
                                                                                                        ------------
Net income and non-owner
  adjustments to equity                                                                                   10,750,158
                                                                                                        ------------
Dividends paid                                   (2,601,295)                                             (2,601,295)
Exercise of stock options                        (1,056,934)     1,542,113                                   485,179
Purchase of treasury stock                                     (5,237,000)                               (5,237,000)
Amortization of restricted stock                     291,528                      13,750                     305,278
                                   -----------  ------------  ------------    ----------    ----------  ------------

Balance at June 30, 2002           $48,599,024  $151,829,842  ($6,663,293)     ($59,583)    $3,851,952  $197,557,941
                                   ===========  ============  ===========      =========    ==========  ============


UNAUDITED
---------

Balance at March 31, 2003          $48,599,024  $170,956,527 ($10,180,511)     ($18,333)    $1,903,644  $211,260,351
                                                                                                        ------------
Net income                                         8,770,628                                               8,770,628
Securities valuation
  adjustment, net of income taxes                                                            2,437,296     2,437,296
                                                                                                        ------------
Net income and non-owner
  adjustments to equity                                                                                   11,207,924
                                                                                                        ------------
Dividends paid                                   (2,769,048)                                             (2,769,048)
Exercise of stock options                        (1,428,333)     1,670,332                                   241,999
Amortization of restricted stock                     179,406                      13,750                     193,156
                                   -----------  ------------  ------------    ----------    ----------  ------------

Balance at June 30, 2003           $48,599,024  $175,709,179  ($8,510,179)      ($4,583)    $4,340,940  $220,134,381
                                   ===========  ============  ===========       =======     ==========  ============

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six months ended June 30, 2003 and 2002

                                        COMMON
                                     STOCK AND                                             ACCUMULATED
                                    ADDITIONAL                                  UNEARNED     NON-OWNER
                                       PAID-IN      RETAINED      TREASURY    RESTRICTED   ADJUSTMENTS
UNAUDITED                              CAPITAL      EARNINGS         STOCK         STOCK     TO EQUITY         TOTAL
---------                          -----------  ------------  ------------    ----------    ----------  ------------
Balance at December 31, 2001       $48,627,928  $141,717,089             -     ($87,083)    $2,139,769  $192,397,703
                                                                                                        ------------
Net income                                        15,856,390                                              15,856,390
Securities valuation adjustment,
  net of income taxes                                                                        1,604,111     1,604,111
Reclassification adjustment for
  loss on securities included in
   income, net of income taxes                                                                 108,072       108,072
                                                                                                        ------------
Net income and non-owner
  adjustments to equity                                                                                   17,568,573
                                                                                                        ------------
Dividends paid                                   (5,020,884)                                             (5,020,884)
Exercise of stock options             (28,904)   (1,231,053)    $2,002,823                                   742,866
Purchase of treasury stock                                     (8,666,116)                               (8,666,116)
Amortization of restricted stock                     508,300                      27,500                     535,800
                                   -----------  ------------  ------------    ----------    ----------  ------------

Balance at June 30, 2002           $48,599,024  $151,829,842  ($6,663,293)     ($59,583)    $3,851,952  $197,557,941
                                   ===========  ============  ===========       =======     ==========  ============


UNAUDITED
---------

Balance at December 31, 2002       $48,599,024  $165,628,148 ($10,178,374)     ($32,083)    $1,435,289  $205,452,003
                                                                                                        ------------
Net income                                        16,785,097                                              16,785,097
Securities valuation
  adjustment, net of income taxes                                                            2,905,651     2,905,651
                                                                                                        ------------
Net income and non-owner
  adjustments to equity                                                                                   19,690,748
                                                                                                        ------------
Dividends paid                                   (5,330,973)                                             (5,330,973)
Exercise of stock options                        (1,572,383)     2,211,387                                   639,004
Purchase of treasury stock                                       (474,112)                                 (474,112)
Amortization of restricted stock                     369,210                      27,500                     396,710
Other activity                                     (169,920)      (69,080)                                 (239,000)
                                   -----------  ------------  ------------    ----------    ----------  ------------

Balance at June 30, 2003           $48,599,024  $175,709,179  ($8,510,179)      ($4,583)    $4,340,940  $220,134,381
                                   ===========  ============  ===========       =======     ==========  ============

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended June 30, 2003 and 2002

                                                                                                 THREE MONTHS JUNE 30
                                                                                          ---------------------------------
                                                                                              2003                2002
                                                                                           (UNAUDITED)         (UNAUDITED)
                                                                                          -------------       -------------
Cash flows from operating activities:
  Net income                                                                              $   8,770,628       $   8,188,897
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                                   105,619             732,975
    Increase in mortgage servicing rights valuation allowance                                 1,000,000                   -
    Net loan costs deferred                                                                  (1,373,016)           (794,595)
    Amortization of mortgage servicing rights                                                10,739,235           3,057,788
    Other amortization                                                                        3,984,610           2,053,835
    Depreciation                                                                                974,250             795,193
    Gains on sales of mortgage loans                                                        (18,393,195)         (4,339,195)
    Decrease (increase) in accrued interest receivable                                          677,990             (27,611)
    Decrease in accrued interest payable                                                       (252,743)           (159,887)
    Decrease in current and deferred income taxes                                            (5,578,454)         (1,297,888)
    Other accruals and prepaids, net                                                         (1,190,613)           (131,594)
                                                                                          -------------       -------------
      Net cash provided (used) by operations before loan originations and sales                (535,689)          8,077,918
  Loans originated for sale                                                                (867,053,825)       (165,624,448)
  Sales of loans originated for sale or transferred from held for investment                864,803,843         202,362,599
                                                                                          -------------       -------------
      Net cash provided (used) by operations                                                 (2,785,671)         44,816,069
                                                                                          -------------       -------------
Cash flows from investing activities:
  Increase in interest-bearing deposits with banks                                          (23,188,100)        (43,069,202)
  Purchases of mortgage-backed and related securities available for sale                   (204,275,726)        (52,129,581)
  Principal repayments on mortgage-backed and related securities available for sale         147,024,631          44,817,732
  Principal repayments on mortgage-backed and related securities held for investment          6,767,705          14,935,367
  Loans originated for investment                                                          (303,152,762)       (275,229,742)
  Loans purchased for investment                                                            (40,253,010)         (4,161,111)
  Loan principal repayments                                                                 343,091,743         221,246,922
  Increase in Federal Home Loan Bank stock                                                     (897,100)           (660,300)
  Additions to office properties and equipment                                               (2,285,917)         (2,166,655)
  Purchase of net assets of other financial institutions                                              -          (7,914,840)
  Other, net                                                                                 (1,645,391)         (3,064,414)
                                                                                          -------------       -------------
    Net cash used by investing activities                                                   (78,813,927)       (107,395,824)
                                                                                          -------------       -------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                            59,930,655          90,906,816
  Repayment of long-term Federal Home Loan Bank advances                                              -            (300,000)
  Increase in other borrowings                                                                1,757,760           9,097,953
  Increase in advance payments by borrowers for taxes and insurance                           3,652,642           3,560,587
  Purchase of treasury stock                                                                          -          (5,237,000)
  Dividends paid                                                                             (2,769,048)         (2,601,294)
  Other, net                                                                                 15,072,520           2,401,171
                                                                                          -------------       -------------
    Net cash provided by financing activities                                                77,644,529          97,828,233
                                                                                          -------------       -------------
Net increase (decrease) in cash and due from banks                                           (3,955,069)         35,248,478
Cash and due from banks at beginning of period                                               88,137,004          52,211,204
                                                                                          -------------       -------------
    Cash and due from banks at end of period                                              $  84,181,935       $  87,459,682
                                                                                          =============       =============
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                                $  37,290,488       $  40,984,947
  Interest paid on deposits and borrowings                                                   18,366,301          19,654,619
  Income taxes paid                                                                          10,907,000           6,189,300
  Income taxes refunded                                                                         119,687             613,214
  Transfer of loans from held for investment to held for sale                                24,718,003          27,491,626
                                                                                          =============        ============


Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2003 and 2002

                                                                                                   SIX MONTHS JUNE 30
                                                                                          -------------------------------------
                                                                                               2003                  2002
                                                                                            (UNAUDITED)           (UNAUDITED)
                                                                                          ---------------       ---------------
Cash flows from operating activities:
  Net income                                                                              $    16,785,097       $    15,856,390
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                                     329,559             1,382,198
    Increase (decrease) in mortgage servicing rights valuation allowance                        2,800,000            (1,850,000)
    Net loan costs deferred                                                                    (2,551,839)           (1,270,400)
    Amortization of mortgage servicing rights                                                  19,434,104             7,175,979
    Other amortization                                                                          7,652,048             3,907,234
    Depreciation                                                                                1,939,159             1,553,028
    Gains on sales of mortgage loans                                                          (34,503,469)           (8,956,577)
    Loss on sales of investments                                                                        -               166,264
    Decrease in accrued interest receivable                                                     1,392,811             1,542,972
    Decrease in accrued interest payable                                                         (553,687)             (885,431)
    Increase (decrease) in current and deferred income taxes                                   (1,153,399)            1,113,152
    Other accruals and prepaids, net                                                           (2,202,750)           (1,218,243)
                                                                                          ---------------       ---------------
      Net cash provided by operations before loan originations and sales                        9,367,634            18,516,566
  Loans originated for sale                                                                (1,500,679,127)         (331,203,685)
  Sales of loans originated for sale or transferred from held for investment                1,540,044,876           423,130,072
                                                                                          ---------------       ---------------
      Net cash provided by operations                                                          48,733,383           110,442,953
                                                                                          ---------------       ---------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                                  45,948,135           (63,547,165)
  Sales of investment securities                                                                        -            35,098,150
  Purchases of mortgage-backed and related securities available for sale                     (531,315,491)         (137,185,310)
  Principal repayments on mortgage-backed and related securities available for sale           258,911,669           104,516,788
  Principal repayments on mortgage-backed and related securities held for investment           27,159,627            39,056,912
  Loans originated for investment                                                            (587,555,900)         (475,051,665)
  Loans purchased for investment                                                              (40,253,010)           (4,161,111)
  Loan principal repayments                                                                   641,722,883           449,392,917
  Increase in Federal Home Loan Bank stock                                                     (1,587,800)          (26,054,200)
  Additions to office properties and equipment                                                 (4,607,852)           (3,917,091)
  Purchase of net assets of other financial institutions                                                -            (7,914,840)
  Other, net                                                                                   11,317,278            13,110,985
                                                                                          ---------------       ---------------
    Net cash used by investing activities                                                    (180,260,461)          (76,655,630)
                                                                                          ---------------       ---------------
Cash flows from financing activities:
  Increase in deposit liabilities                                                             144,663,052             3,670,645
  Repayment of long-term Federal Home Loan Bank advances                                      (24,350,000)          (13,900,000)
  Decrease in short-term Federal Home Loan Bank borrowings                                              -           (12,500,000)
  Increase (decrease) in other borrowings                                                      (1,733,742)           11,234,606
  Increase (decrease) in advance payments by borrowers for taxes and insurance                 (3,817,865)            6,268,110
  Purchase of treasury stock                                                                     (474,112)           (8,666,116)
  Dividends paid                                                                               (5,330,973)           (5,020,884)
  Other, net                                                                                   22,269,931             1,829,292
                                                                                          ---------------       ---------------
    Net cash provided (used) by financing activities                                          131,226,291           (17,084,346)
                                                                                          ---------------       ---------------
Net increase (decrease) in cash and due from banks                                               (300,787)           16,702,977
Cash and due from banks at beginning of period                                                 84,482,722            70,756,705
                                                                                          ---------------       ---------------
    Cash and due from banks at end of period                                              $    84,181,935       $    87,459,682
                                                                                          ===============       ===============

Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                                $    75,163,352       $    81,988,273
  Interest paid on deposits and borrowings                                                     37,544,091            41,183,228
  Income taxes paid                                                                            11,186,400             7,874,325
  Income taxes refunded                                                                           119,687               613,214
  Transfer of loans from held for investment to held for sale                                  56,033,454            56,614,039
                                                                                          ===============       ===============

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


NOTE 2--BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles ("GAAP"). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2003, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2003.

         Certain 2002 balances have been reclassified to conform to the 2003 presentation.

NOTE 3--EARNINGS PER SHARE

         Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation's stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three and six month periods ended June 30, 2003 and 2002, is as follows:

                                                                                    THREE MONTHS ENDED JUNE 30
                                                                  --------------------------------------------------------------
                                                                              2003                             2002
                                                                  --------------------------------------------------------------
                                                                    DILUTED           BASIC           DILUTED           BASIC
                                                                  -----------      -----------      -----------      -----------
Net income                                                        $ 8,770,628      $ 8,770,628      $ 8,188,897      $ 8,188,897
                                                                  ===========      ===========      ===========      ===========
Average common shares issued, net of actual treasury shares        19,766,629       19,766,629       20,002,367       20,002,367
Potential common shares issued under stock options (treasury
stock method)                                                         211,701                -          332,328                -
                                                                  -----------      -----------      -----------      -----------
  Average common shares and potential common shares                19,978,330       19,766,629       20,334,695       20,002,367
                                                                  ===========      ===========      ===========      ===========
Earnings per share                                                $      0.44      $      0.44      $      0.40      $      0.41
                                                                  ===========      ===========      ===========      ===========

                                                                                     SIX MONTHS ENDED JUNE 30
                                                                  --------------------------------------------------------------
                                                                              2003                             2002
                                                                  --------------------------------------------------------------
                                                                    DILUTED           BASIC           DILUTED           BASIC
                                                                  -----------      -----------      -----------      -----------
Net income                                                        $16,785,097      $16,785,097      $15,856,390      $15,856,390
                                                                  ===========      ===========      ===========      ===========
Average common shares issued, net of actual treasury shares        19,732,813       19,732,813       20,057,325       20,057,325
Potential common shares issued under stock options (treasury
stock method)                                                         234,855                -          279,616                -
                                                                  -----------      -----------      -----------      -----------
  Average common shares and potential common shares                19,967,668       19,732,813       20,336,941       20,057,325
                                                                  ===========      ===========      ===========      ===========
Earnings per share                                                $      0.84      $      0.85      $      0.78      $      0.79
                                                                  ===========      ===========      ===========      ===========


NOTE 4--CONTINGENCIES

         The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which considered together are believed by management to be immaterial to the consolidated financial condition and operations of the Corporation.

         First Cap Holdings, Inc. ("FCHI"), a wholly-owned subsidiary of the Bank, has not been subject to taxation in Wisconsin since FCHI's formation in 1993. However, the Wisconsin Department of Revenue ("WDR") recently began an examination of the Bank specifically aimed at the Bank's relationship with FCHI. Management believes the WDR may take the position that the income of FCHI is taxable in Wisconsin. Management believes the Bank, as well as FCHI, have complied with the tax rules relating to the income of out-of-state subsidiaries, as well as the private rulings the WDR issued in 1993 and 1997 in connection with the Bank's formation and operation of FCHI. However, the WDR has indicated that it may repudiate these rulings. If the WDR is successful in these efforts, it may have a substantial negative impact on the earnings of the Corporation. Management is uncertain at this time whether the WDR exam will result in an assessment or whether any such assessment will be upheld upon appeal.


NOTE 5--SEGMENT INFORMATION

         REPORTABLE SEGMENTS The Corporation tracks profitability in six major areas: (i) residential lending, (ii) commercial real estate lending, (iii) consumer lending, (iv) education lending, (v) business banking, and (vi) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes mortgage-backed securities that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, excluding loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Consumer lending consists of the Corporation's second mortgage, automobile, and other consumer installment loans, excluding loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Education lending consists of the Corporation's portfolio of education loans, as well as functions related to the origination and servicing of such loans. Business banking consists of the Corporation's portfolio of commercial business loans, in addition to commercial real estate loans, and consumer loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. As previously noted, however, mortgage-backed securities collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

         The Corporation's extensive branch network, which delivers checking, savings, certificates of deposit and other financial products and services to customers, is considered a support department for segment reporting purposes, as more fully described in a subsequent paragraph.

         MEASUREMENT OF SEGMENT PROFIT (LOSS) Management evaluates the after-tax performance of the Corporation's profit centers as if each center were a separate entity--each with its own earning assets, actual and/or allocated non-earning assets, and allocated funding resources. Each profit center has its own interest income, non-interest income, and non-interest expense as captured by the Corporation's accounting systems. Interest expense is allocated to each profit center according to its use of the Corporation's funding sources, which consist primarily of deposit liabilities, wholesale borrowings, and equity. In general, all funding sources are allocated proportionately to each profit center. However, in certain instances specific funding sources may be matched against specific assets of profit centers. For example, deposits from business customers are matched against the assets of the business banking profit center. In addition, wholesale borrowings drawn to originate or purchase specific assets are matched against the appropriate profit center.

         The net cost of operating the Corporation's support departments is allocated to the Corporation's profit centers and to the branch network using a variety of methods deemed appropriate by management. In general, these net costs are included in the non-interest expense of each profit center. In addition, certain allocations of revenues and expenses are made between profit centers when they perform services for each other. Such amounts, however, are not generally material in nature.

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

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The following table summarizes the profit (loss) and average assets of each of the Corporation's reportable segments for the three month and six month periods ended June 30, 2003 and 2002. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation's branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.23% and 1.40% of average deposit liabilities outstanding during the three months ended June 30, 2003 and 2002, respectively. For the six month periods ended June 30, 2003 and 2002, the net cost to acquire and maintain deposit liabilities was 1.31% and 1.34%, respectively.

                                                                            THREE MONTHS ENDED JUNE 30
                                                --------------------------------------------------------------------------------
                                                                 2003                                      2002
                                                -------------------------------------      -------------------------------------
PROFIT CENTER                                    PROFIT (LOSS)         AVERAGE ASSETS       PROFIT (LOSS)         AVERAGE ASSETS
                                                ---------------       ---------------      ---------------       ---------------
Mortgage banking                                $     4,981,595       $   120,416,498      $     1,056,394       $    68,062,982
Residential loans                                       832,135           755,003,659            1,952,763           770,300,981
Commercial real estate lending                        2,182,477           527,943,370            2,489,898           567,292,887
Consumer lending                                      1,345,403           483,499,330            1,676,897           457,152,253
Education lending                                       295,723           207,836,005              718,785           209,599,043
Business banking                                        (59,698)          200,360,697                    -                     -
Investment and mortgage-related securities              (96,070)          748,981,139              665,356           581,874,824
Other segments                                         (166,049)            1,378,713             (129,209)           53,007,892
                                                ---------------       ---------------      ---------------       ---------------
  Subtotal                                            9,315,515         3,045,419,411            8,430,884         2,707,290,862
Non-GAAP adjustments                                   (544,887)           33,352,746             (241,987)           27,788,611
                                                ---------------       ---------------      ---------------       ---------------
  Net income/total average assets               $     8,770,628       $ 3,078,772,157      $     8,188,897       $ 2,735,079,473
                                                ===============       ===============      ===============       ===============

                                                                             SIX MONTHS ENDED JUNE 30
                                                --------------------------------------------------------------------------------
                                                                 2003                                      2002
                                                -------------------------------------      -------------------------------------
PROFIT CENTER                                    PROFIT (LOSS)         AVERAGE ASSETS       PROFIT (LOSS)         AVERAGE ASSETS
                                                ---------------       ---------------      ---------------       ---------------
Mortgage banking                                $     9,448,170       $   106,825,892      $     2,272,933       $    74,270,544
Residential loans                                     1,916,023           800,238,436            3,922,823           781,488,005
Commercial real estate lending                        4,826,532           521,764,133            4,764,919           560,383,776
Consumer lending                                      2,752,848           477,968,839            2,900,550           417,007,986
Education lending                                       584,828           210,353,317            1,473,213           213,562,658
Business banking                                       (216,916)          193,881,309                    -                     -
Investment and mortgage-related securities             (867,685)          711,873,317            1,044,756           552,613,774
Other segments                                         (297,439)            1,319,721             (183,109)           46,879,995
                                                ---------------       ---------------      ---------------       ---------------
  Subtotal                                           18,146,360         3,024,224,963           16,196,085         2,646,206,737
Non-GAAP adjustments                                 (1,361,263)           29,613,276             (339,695)           22,328,655
                                                ---------------       ---------------      ---------------       ---------------
  Net income/total average assets               $    16,785,097       $ 3,053,838,239      $    15,856,390       $ 2,668,535,391
                                                ===============       ===============      ===============       ===============


NOTE 6--STOCK-BASED COMPENSATION

         As permitted by GAAP, the Corporation has not adopted the "fair value method" of expense recognition for stock-based compensation awards. Rather, the Corporation records expense relative to stock-based compensation using the "intrinsic value method". Since the intrinsic value of the Corporation's stock options is generally "zero" at the time of the award, no expense is recorded. The following table provides pro forma disclosure of the effects of the Corporation's stock incentive plans using the fair value method.

                                                  THREE MONTHS ENDED JUNE 30                   SIX MONTHS ENDED JUNE 30
                                            ---------------------------------------------------------------------------------
                                                 2003                  2002                  2003                  2002
                                            ---------------       ---------------       ---------------       ---------------
Net income as reported                      $     8,770,628       $     8,188,897       $    16,785,097       $    15,856,389
Stock-based compensation, net of tax               (115,179)             (258,634)             (259,852)             (501,557)
                                            ---------------       ---------------       ---------------       ---------------
   Pro forma net income                     $     8,655,449       $     7,930,263       $    16,525,245       $    15,354,832
                                            ===============       ===============       ===============       ===============

Basic earnings per share as reported        $          0.44       $          0.41       $          0.85       $          0.79
Pro forma basic earnings per share          $          0.44       $          0.40       $          0.84       $          0.77
Diluted earnings per share as reported      $          0.44       $          0.40       $          0.84       $          0.78
Pro forma diluted earnings per share        $          0.43       $          0.39       $          0.82       $          0.76
                                            ===============       ===============       ===============       ===============


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

                  MORTGAGE SERVICING RIGHTS For a detailed discussion of the judgments and estimates relating to the initial recording of and ongoing accounting for mortgage servicing rights ("MSRs"), refer to the appropriate section in Note 1 of the Corporation's Audited Consolidated Financial Statements, included in Part II, Item 8, of its 2002 Form 10-K. Additional discussion is also available in the 2002 Form 10-K "Residential Lending" section of Part I, Item 1, "Business--Lending Activities". Finally, information on the impact mortgage servicing rights have had on the Corporation's financial condition and results of operations for the three and six month periods ended June 30, 2003 and 2002, can be found below, in the sections entitled "Financial Condition--Mortgage Servicing Rights" and "Results of Operations--Non-Interest Income--Mortgage Banking Revenue".

                  ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE For a detailed discussion of the judgments and estimates relating to allowances for losses on loans and real estate, refer to the appropriate section in Note 1 of the Corporation's Audited Consolidated Financial Statements, included in Part II,
Item 8, of its 2002 Form 10-K. Additional discussion is also available in the 2002 Form 10-K "Non-Performing and Other Classified Assets" section and the "Allowances for Losses on Loans and Real Estate" section of Part I, Item 1, "Business--Lending Activities". Finally, information on the impact loss allowances have had on the Corporation's financial condition and results of operations for the three and six month periods ended June 30, 2003 and 2002, can be found below, in the sections entitled "Financial Condition--Non-Performing Assets" and "Results of Operations--Provisions for Loan Losses".

         NEW ACCOUNTING STANDARDS AND POLICIES During the six months ended June 30, 2003 and 2002, the Corporation adopted no new accounting standards or policies that, in management's judgment, had a material impact on its financial condition or results of operations. However, two new accounting standards were adopted in 2002 that were significant to the financial services industry as a whole. These standards are itemized in the paragraphs that follow.

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

RESULTS OF OPERATIONS

         QUARTER OVERVIEW The Corporation's net income for the three months ended June 30, 2003, was $8.8 million or $0.44 per diluted share compared to $8.2 million or $0.40 in the same period last year. These amounts represented a return on average assets of 1.14% and 1.20%, respectively, and a return on average equity of 16.25% and 16.63%, respectively.

         The increase in net income from 2002 to 2003 was primarily attributable to a $5.7 million increase in mortgage banking revenue, a $1.8 million increase in community banking revenue, and a $632,000 decrease in provision for loan losses. These developments were offset in large part by a $3.6 million increase in non-interest expense, a $3.0 million decrease in net interest income, and a $932,000 increase in income tax expense.

         SIX MONTH OVERVIEW The Corporation's net income for the six months ended June 30, 2003, was $16.8 million or $0.84 per diluted share compared to $15.9 million or $0.78 in the same period last year. These amounts represented a return on average assets of 1.10% and 1.19%, respectively, and a return on average equity of 15.81% and 16.20%, respectively.

         The increase in net income from 2002 to 2003 was primarily attributable to a $9.3 million increase in mortgage banking revenue, a $3.3 million increase in community banking revenue, and a $900,000 decrease in provision for loan losses. These developments were offset in large part by a $7.6 million increase in non-interest expense, a $3.4 million decrease in net interest income, and a $1.5 million increase in income tax expense.

         The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and six month periods ended June 30, 2003 and 2002.

         NET INTEREST INCOME Net interest income decreased by $3.0 million or 14.0% and by $3.4 million or 8.4% during the three and six month periods ended June 30, 2003, as compared to the same periods in the previous year. These declines occurred despite the fact that the Corporation's average interest-earning assets increased by $305 million or 12.0% and by $341 million or 13.7% between these periods. The principal source of this growth occurred in the Corporation's consumer and single-family residential loan portfolios, as well as mortgage-related securities. Contributing to a lesser extent was an increase in the Corporation's commercial real estate and business loan portfolios. This growth was largely funded by increases in deposit liabilities, primarily certificates of deposit, and non-interest-bearing deposits.

         The Corporation's interest rate spread declined from 3.00% and 2.83% during the three and six month periods ended June 30, 2002, to 2.13% and 2.15%, during the same periods in 2003, respectively. This development more than offset the increase in net interest income caused by growth in interest-earning assets. Market interest rates declined dramatically in 2002 and have remained at historically low levels into 2003. As a result, the Corporation experienced a larger decline in the yield on its earning assets than it did on its cost of funding sources, due principally to high levels of refinance activity and the build-up of liquidity on the Corporation's balance sheet. In March 2003, management lowered rates on certificates of deposit and certain other deposit offerings to improve the Corporation's interest rate spread. These steps contributed to an 11 basis point reduction in the Corporation's cost of interest-bearing liabilities during the three month period ended June 30, 2003, and helped to minimize further declines in interest rate spread. Despite these adjustments, management believes the Corporation's deposit products continue to be attractively priced relative to competitors. Additionally, a substantial portion of the Corporation's existing certificates of deposit and wholesale borrowings will mature during the next three months and will likely be replaced at significantly lower costs. As a result, management expects the Corporation's interest rate spread to stabilize or improve slightly during the remainder of 2003, although there can be no assurances.

         Net interest income in 2003 benefited from an increase in average non-interest-bearing deposits, which was the principal reason the Corporation's ratio of average interest-earning assets to interest-bearing liabilities improved during the three and six month periods ended June 30, 2003. The increase in non-interest-bearing deposits was due principally to a substantial increase in custodial accounts related to mortgage loans serviced for third parties. Refer to "Financial Condition--Deposit Liabilities" for additional discussion.

         The following tables set forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and six month periods ended June 30, 2003 and 2002.

Dollars in thousands                           THREE MONTHS ENDED JUNE 30, 2003           THREE MONTHS ENDED JUNE 30, 2002
                                            --------------------------------------     -------------------------------------
                                             AVERAGE                      YIELD/        AVERAGE                     YIELD/
                                             BALANCE       INTEREST       COST          BALANCE       INTEREST       COST
                                            ----------    ----------    ----------     ----------    ----------   ----------
Interest-earning assets:
  Single-family mortgage loans              $  757,939    $    9,889          5.22%    $  695,574    $   11,504         6.62%
  Commercial real estate loans                 562,753         9,507          6.76        540,588        10,390         7.69
  Consumer loans                               515,841         8,615          6.68        431,325         8,447         7.83
  Education loans                              197,798         1,932          3.91        202,206         3,005         5.94
  Commercial business loans                     66,048           849          5.15         48,388           752         6.22
                                            ----------    ----------    ----------     ----------    ----------   ----------
    Total loans                              2,100,379        30,792          5.86      1,918,081        34,098         7.11
Mortgage-backed and related securities         588,616         4,619          3.14        435,533         5,707         5.24
Interest-bearing deposits with banks            94,713           305          1.29        127,966           548         1.71
Other earning assets                            56,325           897          6.37         53,457           660         4.94
                                            ----------    ----------    ----------     ----------    ----------   ----------
    Total interest-earning assets            2,840,033        36,612          5.16      2,535,038        41,013         6.47
Non-interest-earning assets:
  Office properties and equipment               37,776                      32,336
  Other assets                                 200,963                     167,705
                                            ----------                  ----------
    Total assets                            $3,078,772                  $2,735,079
                                            ==========                  ==========
Interest-bearing liabilities:
  Regular savings accounts                  $  179,583    $      112          0.25%    $  165,754    $      412         0.99%
  Checking accounts                            139,991           129          0.37        111,108           289         1.04
  Money market accounts                        242,016           472          0.78        235,728           810         1.37
  Certificates of deposit                    1,430,761        12,266          3.43      1,283,412        12,278         3.83
                                            ----------    ----------    ----------     ----------    ----------   ----------
    Total interest-bearing deposits          1,992,351        12,977          2.61      1,796,002        13,789         3.07
FHLB advances                                  378,468         5,059          5.35        441,135         5,677         5.15
Other borrowings                                20,835            79          1.52         11,369            29         1.02
                                            ----------    ----------    ----------     ----------    ----------   ----------
    Total interest-bearing liabilities       2,391,654        18,114          3.03      2,248,505        19,495         3.47
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                430,687                     262,556
  Other liabilities                             40,603                      27,043
                                            ----------                  ----------
    Total liabilities                        2,862,945                   2,538,105
Stockholders' equity                           215,828                     196,974
                                            ----------                  ----------
    Total liabilities and stockholders'
      equity                                $3,078,772                  $2,735,079
                                            ==========                  ==========
Net interest income                                       $   18,499                                 $   21,518
                                                          ==========                                 ==========
Interest rate spread                                                          2.13%                                     3.00%
                                                                        ==========                                ==========
Net interest income as a percent of average
  earning assets                                                              2.61%                                     3.40%
                                                                        ==========                                ==========
Average interest-earning assets to average
  interest-bearing liabilities                                              118.75%                                   112.74%
                                                                        ==========                                ==========

                                               SIX MONTHS ENDED JUNE 30, 2003              SIX MONTHS ENDED JUNE 30, 2002
                                            ---------------------------------------------------------------------------------
                                             AVERAGE                      YIELD/        AVERAGE                      YIELD/
                                             BALANCE       INTEREST        COST         BALANCE       INTEREST        COST
                                            ----------    ----------    ----------     ----------    ----------    ----------
Interest-earning assets:
  Single-family mortgage loans              $  787,433    $   20,543          5.22%    $  710,146    $   23,497          6.62%
  Commercial real estate loans                 545,367        19,683          7.22        535,441        20,689          7.73
  Consumer loans                               510,423        17,276          6.77        394,077        15,567          7.90
  Education loans                              200,328         3,919          3.91        204,957         6,058          5.91
  Commercial business loans                     70,316         1,797          5.11         43,057         1,343          6.24
                                            ----------    ----------    ----------     ----------    ----------    ----------
    Total loans                              2,113,868        63,217          5.98      1,887,679        67,155          7.12
Mortgage-backed and related securities         507,201         8,098          3.19        425,804        11,122          5.22
Investment securities                                -             -             -          5,730            92          3.14
Interest-bearing deposits with banks           143,909           867          1.20        118,566         1,022          1.72
Other earning assets                            56,106         1,588          5.66         42,564         1,054          4.95
                                            ----------    ----------    ----------     ----------    ----------    ----------
    Total interest-earning assets            2,821,083        73,771          5.23      2,480,342        80,445          6.49
Non-interest-earning assets:
  Office properties and equipment               37,229                      31,719
  Other assets                                 195,526                     156,474
                                            ----------                  ----------
    Total assets                            $3,053,838                  $2,668,535
                                            ==========                  ==========
Interest-bearing liabilities:
  Regular savings accounts                  $  172,709    $      214          0.25%    $  155,772    $      770          0.99%
  Checking accounts                            136,605           211          0.31        103,770           419          0.81
  Money market accounts                        240,650           992          0.82        225,807         1,691          1.50
  Certificates of deposit                    1,446,947        25,217          3.49      1,258,175        25,922          4.12
                                            ----------    ----------    ----------     ----------    ----------    ----------
    Total interest-bearing deposits          1,996,911        26,634          2.67      1,743,524        28,803          3.30
FHLB advances                                  383,609        10,187          5.31        450,598        11,444          5.08
Other borrowings                                19,230           169          1.76          8,600            51          1.19
                                            ----------    ----------    ----------     ----------    ----------    ----------
    Total interest-bearing liabilities       2,399,750        36,990          3.08      2,202,722        40,298          3.66
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                397,445                     242,558
  Other liabilities                             44,284                      27,478
                                            ----------                  ----------
    Total liabilities                        2,841,479                   2,472,758
Stockholders' equity                           212,359                     195,776
                                            ----------                  ----------
    Total liabilities and stockholders'
      equity                                $3,053,838                  $2,668,535
                                            ==========                  ==========
Net interest income                                       $   36,780                                 $   40,148
                                                          ==========                                 ==========
Interest rate spread                                                          2.15%                                      2.83%
                                                                        ==========                                 ==========

Net interest income as a percent of average
  earning assets                                                              2.61%                                      3.24%
                                                                        ==========                                 ==========
Average interest-earning assets to average
  interest-bearing liabilities                                              117.56%                                    112.60%
                                                                        ==========                                 ==========


         PROVISION FOR LOAN LOSSES Provision for loan losses was $139,000 and $771,000 during the three months ended June 30, 2003 and 2002, respectively. It was $518,000 and $1.4 million during the six month periods ended as of the same dates, respectively. In response to a third straight quarterly decline in loans held for investment, the Corporation did not record any loan loss provisions over-and-above its actual charge-off activity in the first six months of 2003. Also affecting the most recent quarter was the recapture of specific loss provisions that were established in the fourth quarter of 2002 on two business loan relationships that paid off during the period. On an annualized basis, net charge-offs were 0.12% and 0.11% of average loans outstanding during the three and six month periods in 2003, respectively. These amounts compared to 0.08% and 0.09% during the same periods in 2002. As of June 30, 2003, and December 31, 2002, the Corporation's allowance for loan losses was $11.1 million and $11.7 million, respectively, or 0.55% and 0.55% of loans held for investment, respectively. The allowance for loan losses was 178% and 217% of non-performing loans as of the same dates, respectively. Although management believes that the Corporation's present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation's results of operations. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         NON-INTEREST INCOME Non-interest income for the three month period ended June 30, 2003 and 2002, was $20.5 million and $13.0 million, respectively. These amounts represented 53% and 38% of the Corporation's total revenue during such periods. Non-interest income for the six month periods ending as of the same dates were $38.4 million and $25.9 million, respectively, or 51% and 39% of total revenue, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2002 to 2003.

                  COMMUNITY BANKING REVENUE Community banking revenue increased by $1.8 million or 21.7% and by $3.3 million or 21.3% during the three and six months ended June 30, 2003, respectively, as compared to the same periods in the previous year. The following table shows the Corporation's community banking revenue for the three and six month periods ended June 30, 2003 and 2002.

                                                    THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                                    --------------------------   ------------------------
Dollars in thousands                                    2003          2002          2003          2002
                                                      --------      --------      --------      --------
Overdraft fees                                        $  5,050      $  3,989      $  9,433      $  7,393
ATM and debit card fees                                  2,924         2,494         5,471         4,583
Account service charges                                    587           549         1,208         1,040
Other fee income                                           416           351           825           693
                                                      --------      --------      --------      --------
   Total deposit account revenue                         7,383        16,937        13,709         8,977
                                                      --------      --------      --------      --------
Consumer loan insurance premiums and commissions           287           258           457           467
Other consumer loan fees                                    79            77           185           162
                                                      --------      --------      --------      --------
   Total consumer loan revenue                             366           335           642           629
                                                      --------      --------      --------      --------
Investment services revenue                                705           535         1,298         1,221
                                                      --------      --------      --------      --------
   Total community banking revenue                    $ 10,048      $  8,253      $ 18,876      $ 15,559
                                                      ========      ========      ========      ========


                  Deposit account revenue increased by $1.6 million or 21.6% during the three months ended June 30, 2003, as compared to the same period in the previous year. This increase was due in part to a $1.1 million or approximately 27% increase in overdraft fees and a $431,000 or 17.3% increase in ATM and debit card fees. These increases were due in part to an 8.7% growth in the number of checking accounts serviced by the Corporation. Also contributing was an increase in per-item charges, as well as changes in charging routines for certain services.

                  Consumer loan revenue increased by $31,000 or 9.3% during the three months ended June 30, 2003, as compared to the same period in the previous year. The Corporation's principal source of consumer loan revenue consists of sales of credit life and disability insurance policies to consumer loan customers. During the three months ended June 30, 2003, premium and commission revenue from the sales of such products improved as a result of increased consumer loan originations.

                  Investment services revenue increased by $170,000 or 32% during the three months ended June 30, 2003, as compared to the same period in the previous year. The Corporation's principal sources of investment services revenue consist of commissions from sales of tax-deferred annuities, mutual funds, and other debt and equity securities. The improvement in investment services revenue was due primarily to higher sales of mutual funds and equity securities.

                  The explanations for the changes in community banking revenue for the six month periods ended June 30, 2003 and 2002, were substantially the same as those given in previous paragraphs.

                  MORTGAGE BANKING REVENUE Mortgage banking revenue increased by $5.7 million or nearly 140% and by $9.3 million or over 102% during the three and six months ended June 30, 2003, respectively, as compared to the same periods in the previous year. The following table shows the Corporation's mortgage banking revenue for the three and six month periods ended June 30, 2003 and 2002.

                                                    THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30
                                                    --------------------------   ------------------------
Dollars in thousands                                    2003          2002          2003          2002
                                                      --------      --------      --------      --------
Gross servicing fees                                  $  2,631      $  2,383      $  5,155      $  4,734
Mortgage servicing rights amortization                 (10,739)       (3,058)      (19,434)       (7,176)
Mortgage servicing rights valuation (loss) recovery     (1,000)            -        (2,800)        1,850
                                                      --------      --------      --------      --------
   Total loan servicing fees, net                       (9,108)         (675)      (17,080)         (592)
                                                      --------      --------      --------      --------
Gains on sales of mortgage loans                        18,393         4,339        34,503         8,957
Other mortgage-related income                              582           468           957           704
                                                      --------      --------      --------      --------
   Total mortgage banking revenue                     $  9,867      $  4,132      $ 18,380      $  9,069
                                                      ========      ========      ========      ========

                  Gross servicing fees increased by $248,000 or 10.4% during the three months ended June 30, 2003, as compared to the same period in the previous year. This increase was due primarily to $365 million or 13.3% growth in average loans serviced for others, compared to the year-ago period. This growth was caused by a significant increase in the origination and sale of fixed-rate mortgage loans, as described in a later paragraph.

                  Amortization of mortgage servicing rights was $10.7 million and $3.1 million during the three months ended June 30, 2003 and 2002, respectively. With market interest rates at historically low levels in 2003, loan prepayment activity increased dramatically as borrowers refinanced older, higher-rate residential mortgage loans, into lower-rate loans. As a result of this activity, the Corporation recorded significantly more amortization of mortgage servicing rights in 2003 than it did in the year-ago period.

                  During the three months ended June 30, 2003, the Corporation added $1.0 million to its valuation allowance for mortgage servicing rights. This adjustment was principally the result of an increase in prepayment expectations caused by a historically-low interest rate environment.

                  Management expects that interest rates will remain at historically low levels in the near future. If this trend continues, the Corporation will most likely continue to experience high levels of amortization on its MSRs as a result of high levels of loan prepayment activity. Such amortization, however, will most likely be offset by high levels of gains on sales of mortgage loans, although there can be no assurances. It should be noted, however, that declines in market interest rates may also expose the Corporation to unfavorable fair value adjustments against its portfolio of MSRs--primarily because of increases in market expectations for future prepayments. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires allowances for impairment based on fair value which reflects losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market. As of June 30, 2003, the Corporation had recorded $6.2 million in unfavorable fair value adjustments against its mortgage servicing rights. If interest rates increase, management expects that future prepayment expectations will decline. If such occurs, the Corporation may recapture through earnings some or all of the fair value adjustment on its MSRs.

                  At June 30, 2003, and 2002, loans serviced for others were $3.2 billion and $2.8 billion, respectively. As of the same dates, mortgage servicing rights were $26.2 million and $31.5 million, respectively, net of the $6.2 million valuation allowance.

                  Gains on sales of loans increased by $14.1 million from $4.3 million during the three months ended June 30, 2002, to $18.4 million during the same period in 2003. This increase was primarily attributable to a $662 million or more than 325% increase in the Corporation's mortgage loan sales. This increase was due to a historically low interest rate environment that resulted in increased originations and sales of fixed-rate mortgage loans in the secondary market.

                  Market interest rates have remained at historically low levels in recent months. Although there can be no assurances, management expects this trend to continue in the near future. As such, management expects the Corporation's gains on sales of mortgage loans to remain high by historical standards. These gains, however, may be offset to some degree by increased amortization of MSRs and/or unfavorable fair value adjustments on MSRs, as more fully described in a previous paragraph.

                  Other mortgage-related income increased by $115,000 or almost 25% during the three months ended June 30, 2003, as compared to the same period in the previous year. This increase was due partly to an increase in premiums earned on the sales of mortgage impairment insurance policies. Also contributing was an increase in fees received on loans originated as agent for the Wisconsin State Veterans Administration and the Wisconsin Housing and Economic Development Authority.

                  The explanations for the changes in mortgage banking revenue for the six month periods ended June 30, 2003 and 2002 were substantially the same as those given in previous paragraphs. The $2.8 million valuation loss on mortgage servicing rights for the six months ended June 30, 2003, was principally the result of an increase in future prepayment expectations. This development contrasted with a $1.9 million recovery in the valuation during the first six months of 2002 during which time prepayment expectations were declining.

                  OTHER NON-INTEREST INCOME Other non-interest income decreased by $37,000 or 6.3% and by $272,000 or 19.0% during the three and six month periods ended June 30, 2003, respectively, as compared to the same periods in the previous year. The decrease in the most recent quarterly period was primarily due to a decline in earnings on the Corporations bank-owned life insurance policies. The decrease in the six month period was due principally to the receipt of a special dividend in 2002 related to the Corporation's ownership in its primary ATM network provider.

         NON-INTEREST EXPENSE Non-interest expense for the three months ended June 30, 2003 and 2002, was $24.9 million and $21.3 million, respectively, which was 3.23% and 3.11% of average assets during such periods, respectively. Non-interest expense for the six months ended June 30, 2003 and 2002 was $48.0 million and $40.4 million, respectively, which was 3.15% and 3.03% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2002 to 2003.

                  COMPENSATION AND EMPLOYEE BENEFITS Compensation and employee benefits increased by $1.8 million or 13.7% during the three months ended June 30, 2003, as compared to the same period in the previous year. In general, the increase was due to normal annual merit increases, as well as growth in the number of banking facilities operated by the Corporation and the resulting increase in the number of employees. Since June 30, 2002, the Corporation has increased the number of its banking facilities from 84 to 92. In April 2002, the Corporation completed the purchase of three banking locations from another financial institution in Rochester, Minnesota. In September 2002, the Corporation acquired four banking facilities in south-eastern Minnesota from another financial institution. As of June 30, 2003, the Corporation had 1,269 full-time equivalent employees. This compared to 1,213 and 1,171 as of December 31, 2002, and June 30, 2002, respectively.

                  Also contributing to the increase in compensation and employee benefits in 2003 were increased salaries to employees hired over the past year to support the implementation of the Corporation's business banking product line. During the first quarter of 2003, the Corporation began offering business banking products in its Oshkosh, Wisconsin, market. The Corporation intends to expand its offering of business banking products in additional markets in 2003, although there can be no assurances.

                  Compensation and employee benefits in the first quarter of 2003 was also impacted by an increase in employee pension costs. Such costs rose by $242,000 or over 160% during the three months ended June 30, 2003, as compared to the same period in the previous year. In late 2002, management completed a review of the Corporation's pension plan established for the benefit of its full-time employees. As a result of changes in assumptions implemented in conjunction with the review, as well as certain amendments to the pension plan, the Corporation's pension expense will be substantially higher in 2003. Pension expense for 2003 is expected to approximate $1.6 million compared to $734,000 in 2002. Furthermore, management has reduced the assumption for the expected return on plan assets to 8.50% in 2003, which compared to 9.00% in 2002.

                  Compensation and employee benefits increased by $3.7 million or 14.8% during the six months ended June 30, 2003, as compared to the same period in the previous year. The explanations for the change between these periods were substantially the same as those given in previous paragraphs. In addition, expenditures for the Corporation's postretirement employee benefits plan and 401(k) savings plan increased $336,000 and $235,000, during the six months ended June 30, 2003, respectively, as compared to the same period in the previous year. The reasons for these increases are similar to those described in earlier paragraphs.

                  OCCUPANCY AND EQUIPMENT Occupancy and equipment expense increased by $646,000 or 24.3% and $1.4 million or 27% during the three and six months ended June 30, 2003, respectively, as compared to the same periods in the previous year. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

                  COMMUNICATIONS, POSTAGE, AND OFFICE SUPPLIES Communications, postage, and office supplies expense increased by $59,000 or 3.7% and by $514,000 or 17.1% during the three and six months ended June 30, 2003, respectively, as compared to the same periods in the previous year. These increases were also caused principally by growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

                  ATM AND DEBIT CARD TRANSACTION COSTS ATM and debit card transaction costs increased by $139,000 or 13.4% and by $388,000 or 20.7% during the three and six months ended June 30, 2003, respectively, as compared to the same periods in the previous year. These increases can be attributed to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation. The Corporation currently operates over 115 ATMs in communities located throughout Wisconsin, northern Illinois, and south-eastern Minnesota.

                  ADVERTISING AND MARKETING Advertising and marketing costs increased by $64,000 or 6.9% and by $180,000 or 12.0% during the three and six months ended June 30, 2003, respectively, as compared to the same periods in the previous year. These increases can be attributed to growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas served by the Corporation.

                  AMORTIZATION OF INTANGIBLES Amortization of intangible assets, which consists primarily of deposit-based intangibles, increased by $25,000 or 14.0% and by $77,000 or 25% during the three and six months ended June 30, 2003, respectively, as compared to the same periods in the previous year. These increases were caused by increased amortization of the deposit-based intangibles recorded in connection with the Corporation's acquisitions in the second and third quarters of 2002.

                  OTHER NON-INTEREST EXPENSE Other non-interest expense increased by $879,000 or 47% and by $1.4 million or 38% during the three and six months ended June 30, 2003, respectively, as compared to the same periods in the previous year. These increases were caused by a variety of factors, the most significant of which was increased costs related to servicing of loans for the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Bank of Chicago ("FHLB"). Under the terms of the servicing agreements with these agencies, the Corporation is required to pay a full month's interest when certain loans are repaid, regardless of the actual date of the loan payoff. A declining interest rate environment and increased prepayment activity in 2003 resulted in increased payment of loan pay-off interest to FNMA and FHLB. This development was partially offset by a decline in merger-related expenditures.

         INCOME TAX EXPENSE Income tax expense for the three months ended June 30, 2003 and 2002, was $5.2 million and $4.3 million, respectively, or 37.2% and 34.3% of pretax income, respectively. Income tax expense for the six months ended June 30, 2003 and 2002, was $9.9 million and $8.4 million, respectively, or 37.1% and 34.6% of pretax income, respectively. The Corporation's effective tax rate has increased in recent periods due principally to a higher mix of taxable earnings in the States of Wisconsin, Minnesota, and Illinois, relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary, FCHI, and which has no corporate state income tax.

         FCHI has not been subject to taxation in Wisconsin since FCHI's formation in 1993. However, the Wisconsin Department of Revenue ("WDR") recently began an examination of the Bank specifically aimed at the Bank's relationship with FCHI. Management believes the WDR may take the position that the income of FCHI is taxable in Wisconsin. Management believes the Bank, as well as FCHI, have complied with the tax rules relating to the income of out-of-state subsidiaries, as well as the private rulings the WDR issued in 1993 and 1997 in connection with the Bank's formation and operation of FCHI. However, the WDR has indicated that it may repudiate these rulings. If the WDR is successful in these efforts, it may have a substantial negative impact on the earnings of the Corporation. Management is uncertain at this time whether the WDR exam will result in an assessment or whether any such assessment will be upheld upon appeal.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the three month and six month periods ended June 30, 2003 and 2002. Refer to the table in Note 5 of the Corporation's Unaudited Consolidated Financial Statements, included herein under
Part I, Item I, "Financial Statements", for a summary of the after-tax profit
(loss) of each of the Corporation's profit centers.

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities were $5.0 million in the second quarter of 2003 compared to $1.1 million in the same period last year. Year-to-date, profits were up $7.2 million compared to 2002. Loan origination volumes and loan servicing fees are the principal drivers of performance in this profit center. In the first six months of 2003, the Corporation's mortgage banking operation originated $1.7 million in single-family residential loans compared to $563 million in the same period of the previous year. However, these improvements were offset by a substantial increase in amortization of MSRs. Beginning in 2001 and continuing through 2003, market interest rates for mortgage loans declined dramatically and have remained at historically low levels. As a result, amortization of MSRs has increased relative to prior periods. Refer to "Results of Operations--Non-Interest Income" for additional discussion.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio decreased by $1.1 million or 57% and $2.0 million or 51% during the three and six month periods ended June 30, 2003, respectively, compared to the same periods in the previous year. The decline in this profit center's earnings was primarily due to a decline in interest rate spread. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 58 basis points between the six month period in 2002 and the same period in 2003. In contrast, the yield on the profit center's single-family residential loans declined by 140 basis points between the periods.

                  During the six months ended June 30, 2003, the average assets assigned to this profit center were $800 million, a $19 million or 2.4% increase from the same period in 2002. This contrasts with average assets during the most recent quarter, which declined by $15.3 million or 2.0% compared to the second quarter of 2002. Refer to "Financial Condition--Loans Held For Investment" for additional discussion.

                  The decline in net interest income was partially offset by a $172,000 increase in net recoveries on sales of foreclosed properties during the six months ended June 30, 2003, as compared to the same period in 2002.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending increased by $62,000 or 1.3% over the six months ended June 30, 2003, as compared to the same period in 2002. These improvements were principally the result of an increase in the profit center's interest rate spread in 2003 compared to 2002. This profit center is primarily funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 58 basis points in 2003 compared to 2002. The yield on commercial real estate loans, however, declined by only 51 basis points between these years. During the six months ended June 30, 2003, this profit center originated $63 million in commercial real estate loans compared to $53 million in the same period last year

                  During the three month period ended June 30, 2003, profits declined by $307,000 compared to the same period in 2002 due to a decrease in interest rate spread. For the three months ended June 30, 2003, the yield on commercial real estate loans declined by 93 basis points compared to 2002. The Corporation's average cost of interest-bearing liabilities only declined by only 44 basis points between these periods. Also contributing to the decrease in profits from commercial real estate lending was a $39 million or 6.9% decrease in the average assets assigned to the profit center for the three months ended June 30, 2003, compared to the previous year. The significant decline in yield on commercial real estate loans was caused by the fact that the yield in previous periods had been sustained by a high level of prepayment fees on refinanced loans. Prepayment fees have declined in recent months as customers' opportunities to refinance loans have been exhausted.

                  CONSUMER LENDING Profits from the Corporation's consumer lending activities decreased by $331,000 or 19.8% and $148,000 or 5.1% during the three and six month periods ended June 30, 2003, respectively, as compared to the same periods in the previous year. This decrease was primarily attributable to a decline in the profit center's interest rate spread in the most recent year, compared to the same timeframe in 2002. Similar to commercial real estate loans, this profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The yield on consumer loans declined by 113 basis points between the first six months of 2003 and the same period in the previous year. The Corporation's average cost of interest-bearing liabilities, however, only declined by 58 basis points between these same periods.

                  During the six months ended June 30, 2003, the average assets assigned to this profit center were $478 million, a $61 million or 14.6% increase over the same period last year. Year-to-date, this profit center has originated $249 million in loans in 2003 compared to $199 million in 2002.

                  EDUCATION LENDING Profits from education lending declined by $423,000 or 59% and $888,000 or 60% during the three and six month periods ended June 30, 2003, respectively, as compared to the same periods in the previous year. These declines were primarily due to a decrease in the profit center's interest rate spread in 2003 compared to 2002. During 2003, the average yield on education loans has declined more than the average cost of the funding sources for the profit center, which consist primarily of money market demand accounts. Education loans have variable rates. As such, their yield responds quickly to changes in market interest rates. Management expects the yield on this portfolio to decline by 50 basis points or more in the third quarter.

                  During the six months ended June 30, 2003, the average assets assigned to this profit center were $210 million, a $3.2 million or 1.5% decline from the same period last year. Year-to-date, this profit center has originated $27.1 million in loans in 2003 compared to $17.7 million in 2002. Competition for education lending has increased significantly in recent years. As a result, management has found it difficult to increase the size of this portfolio. Management expects this trend to continue into the foreseeable future.

                  BUSINESS BANKING Losses from the Corporation's business banking operations were $60,000 and $217,000 for the three and six month periods ended June 30, 2003. The results of this profit center include costs associated with the development of business banking services and the expansion of business banking into additional geographic markets. The financial results of this profit center have not been reported separately for 2002 due to efforts in that year to design these products on the Corporation's systems, as well as efforts to develop departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Loss from the Corporation's investment securities portfolio was $96,000 in the three month period ended June 30, 2003, compared to a profit of $665,000 in the same period in 2002. On a year-to-date basis, the loss was $868,000 in 2003 compared to a profit of $1.0 million in 2002. These declines were primarily due to a decrease in the profit center's interest rate spread in 2003 compared to 2002. This profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation's average cost of interest-bearing liabilities declined by 58 basis points between the first six months of 2003 and the same period in the previous year. However, the yield on the investment securities portfolio declined by 150 basis points between these same periods due to accelerated prepayments of higher yielding securities, as well as the buildup of low-yielding overnight investments in the profit center.

                  During the six months ended June 30, 2003, the average assets assigned to this profit center were $712 million, a $159 million or 29% increase from the same period last year.

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

NON-GAAP ADJUSTMENTS Non-GAAP adjustments were ($545,000) in the second quarter of 2003 compared to ($242,000) in the second quarter of 2002. Year-to-date, these adjustments were ($1.4) million in 2003 compared to ($340,000) in 2002. These declines were due to $2.8 million in unfavorable fair value adjustments against the Corporation's mortgage servicing rights during the six months ended June 30, 2003, as compared to a $1.9 million recovery in the same period of 2002. This decline was partially offset by an $1.0 million increase in the difference between the Corporation's loan loss provision under GAAP and net charge-offs used by the product profitability model during the same periods.

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

                  The net cost to acquire and maintain deposit liabilities was 1.23% and 1.40% of average deposit liabilities outstanding during the three months ended June 30, 2003 and 2002, respectively. On a year-to-date basis, the net cost was 1.31% and 1.34%, respectively. The decrease in net cost between these periods was the result of a larger increase in the Corporation's average deposit liabilities than its net costs of operating its branch network.


FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $151 million or 5.0% during the six months ended June 30, 2003. This increase was due primarily to an increase in mortgage-related securities, which was funded by an increase in deposit liabilities, as well as the proceeds from declines in overnight investments and loans held for investment.

         OVERNIGHT INVESTMENTS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB, short-term money market accounts, and federal funds purchased, decreased by $45.9 million or 26% from $180 million at December 31, 2002, to $134 million at June 30, 2003. This decrease was the result of the reinvestment of proceeds from loan sales and increases in deposit liabilities into other interest-earning assets such as mortgage-related securities.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios increased by $246 million or over 60% during the six months ended June 30, 2003. During this period, the Corporation's purchased $531 million in short- and medium-term, fixed- and adjustable-rate collateralized mortgage obligations ("CMOs"). This development was offset in part by the repayment of $286 million in mortgage-backed and related securities.

         LOANS HELD FOR SALE The Corporation's loans held for sale increased by $34.6 million or nearly 70% during the six months ended June 30, 2003. Declining interest rates and high levels of refinance activity during 2003, resulted in a high level of loans held for sale.

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment decreased by $75.4 million or 3.6% during the six months ended June 30, 2003. During 2002 and continuing into 2003, the interest rate environment has had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation has developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined in the most recent period.

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

         MORTGAGE SERVICING RIGHTS The Corporation's mortgage servicing rights, net of valuation allowances, were $26.2 million and $30.2 million as of June 30, 2003, and December 31, 2002, respectively. These amounts were 0.83% and 1.02% of the outstanding principal of loans serviced for others, which amounted to $3.2 billion and $3.0 billion at June 30, 2003, and December 31, 2002, respectively. The valuation allowance for MSR losses was $6.2 million and $3.4 million at June 30, 2003, and December 31, 2002, respectively.

         DEPOSIT LIABILITIES The Corporation's deposit liabilities increased by $145 million or 6.1% during the six months ended June 30, 2003. The Corporation's deposit liabilities were impacted by a $154 million or over 110% increase in custodial deposit accounts during 2003. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased substantially in 2003 due to significant increases in loan prepayment activity.

         Excluding the increase in custodial deposits, the Corporation's deposit liabilities decreased by $9.5 million or 0.4% during the six months ended June 30, 2003. In March 2003, management lowered rates on certificates of deposit and certain other deposit offerings in an effort to improve the Corporation's interest rate spread. Although the Corporation's certificate of deposits remain competitively priced, management believes growth in the Corporation's deposit liabilities may slow or even be negative in the near term as the Corporation's most rate-sensitive customers move deposits to competitors offering higher rates.

         FHLB ADVANCES The Corporation's FHLB advances decreased by $24.4 million or 6.1% during the six months ended June 30, 2003. During 2003, the Corporation did not incur any new borrowings with the FHLB. This funding source was replaced by increases in deposit liabilities, as previously described.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgment) amounted to $10.4 million or 0.33% of total assets at June 30, 2003, compared to $9.1 million or 0.30% of total assets at December 31, 2002. The Corporation's allowance for loan and real estate losses was 108% and 130% of total non-performing assets as of the same dates, respectively.

         In addition to non-performing assets, at June 30, 2003, management was closely monitoring $13.4 million in assets, which it had classified as doubtful or substandard, but which were performing in accordance with their terms. This compares to $22.6 million in such assets at December 31, 2002. The decrease from 2002 was due primarily to three business relationships that refinanced with other financial institutions.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During the first six months of 2003, the Corporation used these sources of funds to fund loan commitments, purchase mortgage-related securities, and cover maturing liabilities and deposit withdrawals. Management believes that the Corporation has adequate resources to fund all of its obligations or commitments, that all of its obligations or commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments.

         The Corporation's stockholders' equity ratio as of June 30, 2003, was 6.93% of total assets. The Corporation's long-term goal is to maintain its stockholders' equity ratio at approximately 7.0%, which is consistent with the Corporation's long-term objectives for return on equity of at least 15% per year and return on assets of at least 1% per year. The Corporation's tangible stockholders' equity ratio was 5.64% as of June 30, 2003.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well capitalized" institution). At June 30, 2003, the Bank's regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a "well capitalized" institution.

         The Corporation paid cash dividends of $5.3 million and $5.0 million during the six months ended June 30, 2003 and 2002, respectively. These amounts equated to dividend payout ratios of 31.8% and 31.7% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income, which is consistent with the Corporation's long-term earnings and asset growth rate objectives of 10% per year and a return on equity objective of 15% per year. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On April 22, 2003, the Corporation's Board of Directors declared a regular quarterly dividend of $0.14 per share payable on June 5, 2003, to shareholders of record on May 15, 2003.

         During the six month period ending June 30, 2003, the Corporation repurchased 24,551 shares under its 2000 stock repurchase plan (the "2000 Plan") at a cost of approximately $474,000. In April 2002, the Corporation's Board of Directors adopted another stock repurchase plan (the "2002 Plan") that authorizes the repurchase of up to 1,001,678 shares or approximately 5% of the Corporation's outstanding common stock. In April 2003, the Corporation's Board of Directors extended the 2000 and 2002 Plans for another twelve months. Both the 2000 and 2002 Plans authorize the Corporation to repurchase shares from time-to-time in open-market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During the six month period ending June 30, 2003, the Corporation reissued 111,427 shares of common stock out of its inventory of treasury stock with a cost basis of approximately $2.2 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

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

         As of June 30, 2003, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 2002.

ITEM 4--CONTROLS AND PROCEDURES

         The Corporation's senior management, with the participation of the Corporation's chief executive officer and chief financial officer, evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Corporation's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the disclosure controls and procedures were (1) designed to ensure that material information relating to the Corporation, including the Bank and the Bank's wholly-owned subsidiaries, is made known to the Corporation's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

PART II--OTHER INFORMATION


ITEM 1--LEGAL PROCEEDINGS

Refer to Note 4 of the Corporation's Consolidated Financial Statements.

ITEM 2--CHANGES IN SECURITIES

None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5--OTHER INFORMATION

None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits.

Exhibit Number                       Description

31.1 Certification of President and Chief Executive Officer of First Federal Capital Corp

31.2 Certification of Senior Vice President and Chief Financial Officer of First Federal Capital Corp

31.3                       Certification of Controller of First Federal Capital
                           Corp

32.1 Certification required by Section 906 of the Sarbanes-Oxley act of 2002 signed by President and Chief Executive Officer of First Federal Capital Corp

32.2 Certification required by Section 906 of the Sarbanes-Oxley act of 2002 signed by Senior Vice President and Chief Financial Officer of First Federal Capital Corp

32.3 Certification required by Section 906 of the Sarbanes-Oxley act of 2002 signed by Controller of First Federal Capital Corp


         b)       Reports on Form 8-K.

                  During 2003, First Federal Capital Corp filed the following reports on Form 8-K:

         Report filed April 10, 2003. The report included a press release announcing that First Federal Capital Corp entered into a definitive merger agreement to acquire Liberty Bancshares Inc., St. Paul, MN. The agreement and plan of merger was included by exhibit.

         Report filed April 17, 2003. The report included a press release announcing earnings for First Federal Capital Corp for the three months ended March 31, 2003.

         Report filed July 7, 2003. The report included a press release announcing that First Federal Capital Corp, on June 30, engaged Deloitte & Touche LLP as its independent accountant, replacing Ernst & Young LLP. The letter of concurrence was included by exhibit. No disagreements were cited.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      FIRST FEDERAL CAPITAL CORP


/s/ Jack C. Rusch                                                August 13, 2003
Jack C. Rusch
President and Chief Executive Officer
(duly authorized officer)


/s/ Michael W. Dosland                                           August 13, 2003
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

/s/ Kenneth C. Osowski                                           August 13, 2003
Kenneth C. Osowski
Vice President and Controller

                                 Exhibit Index


Exhibit Number                       Description

31.1 Certification of President and Chief Executive Officer of First Federal Capital Corp

31.2 Certification of Senior Vice President and Chief Financial Officer of First Federal Capital Corp

31.3                       Certification of Controller of First Federal Capital
                           Corp

32.1 Certification required by Section 906 of the Sarbanes-Oxley act of 2002 signed by President and Chief Executive Officer of First Federal Capital Corp

32.2 Certification required by Section 906 of the Sarbanes-Oxley act of 2002 signed by Senior Vice President and Chief Financial Officer of First Federal Capital Corp

32.3 Certification required by Section 906 of the Sarbanes-Oxley act of 2002 signed by Controller of First Federal Capital Corp