Form 10-Q
period 2003-09-30
FIRST FEDERAL CAPITAL CORP
filed 2003-11-13
CIK 851207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2003
Commission file number	0-18046

FIRST FEDERAL CAPITAL CORP
(Exact name of Registrant as specified in its charter)

Wisconsin	39-1651288
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification)

605 State Street
La Crosse, Wisconsin	54601
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code: (608) 784-8000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class: Common Stock—$.10 Par Value. Outstanding as of November 12, 2003: 22,386,773.

FORM 10-Q TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition
September 30, 2003, and December 31, 2002

	September 30	December 31
	2003	2002
	(Unaudited)

ASSETS
Cash and due from banks	$78,254,812	$84,482,722
Interest-bearing deposits with banks	16,986,017	179,755,367
Mortgage-backed and related securities:
Available for sale, at fair value	466,179,367	366,075,106
Held for investment, at cost (fair value of $1,615,146 and $30,192,176, respectively)	1,617,449	30,029,690
Loans held for sale	18,032,856	50,237,199
Loans held for investment (net of allowance for loan losses of $11,008,462 and $11,658,086, respectively)	2,192,519,017	2,100,641,557
Federal Home Loan Bank stock	58,142,400	55,634,400
Accrued interest receivable, net	15,637,062	17,522,581
Office properties and equipment	39,757,347	35,647,335
Mortgage servicing rights, net	36,798,777	30,171,341
Intangible assets	43,230,718	43,818,386
Other assets	23,500,425	31,608,545

Total assets	$2,990,656,248	$3,025,624,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposit liabilities	$2,262,131,340	$2,355,148,292
Federal Home Loan Bank advances	453,600,000	400,600,000
Other borrowings	14,276,650	17,012,682
Advance payments by borrowers for taxes and insurance	10,055,343	11,906,038
Accrued interest payable	1,908,259	3,119,227
Other liabilities	22,985,073	32,385,986

Total liabilities	2,764,956,665	2,820,172,225

Preferred stock, $.10 par value (5,000,000 shares authorized, none outstanding)	—	—
Common stock, $.10 par value (100,000,000 shares authorized, 20,215,933 outstanding)	2,021,593	2,021,593
Additional paid-in capital	46,577,431	46,577,431
Retained earnings	183,259,814	165,628,148
Treasury stock, at cost (426,635 and 511,497 shares, respectively)	(8,463,937)	(10,178,374)
Unearned restricted stock	—	(32,083)
Accumulated non-owner adjustments to equity, net	2,304,681	1,435,289

Total stockholders’ equity	225,699,582	205,452,003

Total liabilities and stockholders’ equity	$2,990,656,248	$3,025,624,228

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Three months ended September 30, 2003 and 2002

	Three Months Ended September 30

	2003	2002
	(Unaudited)	(Unaudited)

Interest on loans	$30,233,799	$35,204,713
Interest on mortgage-backed and related securities	3,603,322	4,558,678
Interest and dividends on investments	1,111,267	1,319,105

Total interest income	34,948,388	41,082,496

Interest on deposit liabilities	11,729,806	14,190,609
Interest on FHLB advances and other borrowings	4,148,739	5,652,305

Total interest expense	15,878,545	19,842,914

Net interest income	19,069,843	21,239,582
Provision for loan losses	367,780	715,977

Net interest income after provision for loan losses	18,702,063	20,523,605

Community banking revenue	10,428,611	8,877,364
Mortgage banking revenue	22,116,740	7,159,836
Other income	567,138	680,256

Total non-interest income	33,112,490	16,717,457

Compensation and employee benefits	16,078,668	13,848,432
Occupancy and equipment	3,546,913	2,792,370
Communications, postage, and office supplies	1,871,133	1,622,065
ATM and debit card transaction costs	1,204,579	1,047,163
Advertising and marketing	953,975	961,066
Amortization of intangibles	202,781	202,647
FHLB prepayment penalty	7,388,300	—
Other expenses	4,226,871	2,418,134

Total non-interest expense	35,473,220	22,891,877

Income before income taxes	16,341,332	14,349,186
Income tax expense	6,175,800	5,293,060

Net income	$10,165,532	$9,056,126

Per share information
Diluted earnings per share	$0.51	$0.45
Basic earnings per share	0.51	0.46
Dividends paid per share	0.14	0.13

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Nine months ended September 30, 2003 and 2002

	Nine Months Ended September 30

	2003	2002
	(Unaudited)	(Unaudited)

Interest on loans	$93,451,280	$102,359,381
Interest on mortgage-backed and related securities	11,701,157	15,680,678
Interest and dividends on investments	3,566,493	3,487,737

Total interest income	108,718,929	121,527,796

Interest on deposit liabilities	38,363,745	42,993,392
Interest on FHLB advances and other borrowings	14,505,204	17,147,319

Total interest expense	52,868,948	60,140,711

Net interest income	55,849,981	61,387,085
Provision for loan losses	885,809	2,134,326

Net interest income after provision for loan losses	54,964,172	59,252,760

Community banking revenue	29,304,564	24,436,525
Mortgage banking revenue	40,496,469	16,229,189
Loss on sale of investments	—	(166,264)
Other income	1,722,835	2,108,551

Total non-interest income	71,523,868	42,608,001

Compensation and employee benefits	44,833,814	38,904,875
Occupancy and equipment	9,971,947	7,849,837
Communications, postage, and office supplies	5,395,009	4,632,131
ATM and debit card transaction costs	3,469,723	2,924,376
Advertising and marketing	2,631,671	2,459,152
Amortization of intangibles	587,668	510,490
FHLB prepayment penalty	7,388,300	—
Other expenses	9,170,144	6,000,946

Total non-interest expense	83,448,275	63,281,806

Income before income taxes	43,039,765	38,578,955
Income tax expense	16,089,137	13,666,441

Net income	$26,950,629	$24,912,514

Per share information
Diluted earnings per share	$1.35	$1.23
Basic earnings per share	1.36	1.25
Dividends paid per share	0.41	0.38

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Three months ended September 30, 2003 and 2002

	Common
	Stock and				Accumulated
	Additional			Unearned	Non-Owner
	Paid-In	Retained	Treasury	Restricted	Adjustments
Unaudited	Capital	Earnings	Stock	Stock	to Equity	Total

Balance at June 30, 2002	$48,599,024	$151,829,842	($6,663,293)	($59,583)	$3,851,952	$197,557,941

Net income		9,056,126				9,056,126
Securities valuation adjustment, net of income taxes					(798,871)	(798,871)

Net income and non-owner adjustments to equity						8,257,254

Dividends paid		(2,564,575)				(2,564,575)
Exercise of stock options		(481,083)	1,334,202			853,119
Purchase of treasury stock			(5,103,990)			(5,103,990)
Amortization of restricted stock		162,035		13,750		175,785

Balance at September 30, 2002	$48,599,024	$158,002,343	($10,433,081)	($45,833)	$3,053,081	$199,175,533

Unaudited
Balance at June 30, 2003	$48,599,024	$175,709,179	($8,510,179)	($4,583)	$4,340,940	$220,134,381

Net income		10,165,532				10,165,532
Securities valuation adjustment, net of income taxes					(2,036,259)	(2,036,259)

Net income and non-owner adjustments to equity						8,129,273

Dividends paid		(2,770,502)				(2,770,502)
Exercise of stock options		(48,530)	80,006			31,476
Purchase of treasury stock			(33,764)			(33,764)
Amortization of restricted stock		204,135		4,583		208,718

Balance at September 30, 2003	$48,599,024	$183,259,814	($8,463,937)	—	$2,304,681	$225,699,582

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Nine months ended September 30, 2003 and 2002

	Common
	Stock and				Accumulated
	Additional			Unearned	Non-Owner
	Paid-In	Retained	Treasury	Restricted	Adjustments
Unaudited	Capital	Earnings	Stock	Stock	to Equity	Total

Balance at December 31, 2001	$48,627,928	$141,717,089	—	($87,083)	$2,139,769	$192,397,703

Net income		24,912,514				24,912,514
Securities valuation adjustment, net of income taxes					805,240	805,240
Reclassification adjustment for loss on securities included in income, net of income taxes					108,072	108,072

Net income and non-owner adjustments to equity						25,825,826

Dividends paid		(7,585,459)				(7,585,459)
Exercise of stock options	(28,904)	(1,712,136)	3,337,025			1,595,985
Purchase of treasury stock			(13,770,106)			(13,770,106)
Amortization of restricted stock		670,335		41,250		711,585

Balance at September 30, 2002	$48,599,024	$158,002,343	($10,433,081)	($45,833)	$3,053,081	$199,175,533

Unaudited
Balance at December 31, 2002	$48,599,024	$165,628,148	($10,178,374)	($32,083)	$1,435,289	$205,452,003

Net income		26,950,629				26,950,629
Securities valuation adjustment, net of income taxes					869,392	869,392

Net income and non-owner adjustments to equity						27,820,021

Dividends paid		(8,101,475)				(8,101,475)
Exercise of stock options		(1,620,913)	2,291,393			670,480
Purchase of treasury stock			(507,876)			(507,876)
Amortization of restricted stock		573,345		32,083		605,428
Other activity		(169,920)	(69,080)			(239,000)

Balance at September 30, 2003	$48,599,024	$183,259,814	($8,463,937)	—	$2,304,681	$225,699,582

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Three months ended September 30, 2003 and 2002

	Three Months September 30

	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$10,165,532	$9,056,126
Adjustments to reconcile net income to net cash provided (used) by operations:
Provision for loan and real estate losses	911,546	703,898
Increase (decrease) in mortgage servicing rights valuation allowance	(6,150,000)	2,600,000
Net loan costs deferred	(1,472,195)	(1,301,588)
Amortization of mortgage servicing rights	7,161,010	8,097,995
Other amortization	4,027,383	2,479,748
Depreciation	995,316	848,071
Gains on sales of mortgage loans	(19,933,535)	(14,800,406)
Decrease (increase) in accrued interest receivable	492,708	(608,126)
Decrease in accrued interest payable	(657,281)	(583,875)
Increase (decrease) in current and deferred income taxes	(773,979)	1,741,525
Other accruals and prepaids, net	3,477,365	(2,616,052)

Net cash provided (used) by operations before loan originations and sales	(1,756,130)	5,617,316
Loans originated for sale	(604,037,683)	(611,231,546)
Sales of loans originated for sale or transferred from held for investment	703,529,004	623,318,366

Net cash provided by operations	97,735,191	17,704,136

Cash flows from investing activities:
Decrease (increase) in interest-bearing deposits with banks	116,821,215	(18,549,364)
Purchases of mortgage-backed and related securities available for sale	(46,886,851)	—
Principal repayments on mortgage-backed and related securities available for sale	214,995,722	74,190,946
Principal repayments on mortgage-backed and related securities held for investment	1,044,101	28,013,963
Loans originated for investment	(354,945,657)	(300,426,182)
Loans purchased for investment	(151,593,599)	(298,674,142)
Loan principal repayments	313,846,767	293,404,425
Increase in Federal Home Loan Bank stock	(920,200)	(682,100)
Additions to office properties and equipment	(3,115,907)	(2,570,017)
Other, net	(149,419)	2,173,998

Net cash provided (used) by investing activities	89,096,172	(223,118,473)

Cash flows from financing activities:
Increase (decrease) in deposit liabilities	(237,680,004)	203,816,986
Purchased deposit liabilities	—	25,290,037
Repayment of long-term Federal Home Loan Bank advances	(273,250,000)	(38,915,000)
Increase in short-term Federal Home Loan Bank borrowings	350,600,000	—
Increase (decrease) in other borrowings	(1,002,290)	3,997,906
Increase in advance payments by borrowers for taxes and insurance	1,967,170	2,564,844
Purchase of treasury stock	(33,764)	(5,103,990)
Dividends paid	(2,770,502)	(2,564,575)
Other, net	(30,589,096)	18,155,118

Net cash provided (used) by financing activities	(192,758,486)	207,241,326

Net increase (decrease) in cash and due from banks	(5,927,123)	1,826,989
Cash and due from banks at beginning of period	84,181,935	87,459,682

Cash and due from banks at end of period	$78,254,812	$89,286,671

Supplemental disclosures of cash flow information:
Interest and dividends received on loans and investments	$35,441,096	$40,474,369
Interest paid on deposits and borrowings	16,535,826	20,426,789
Income taxes paid	6,946,000	3,559,409
Income taxes refunded	—	7,875
Transfer of loans from held for investment to held for sale	23,271,363	23,575,461

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Nine months ended September 30, 2003 and 2002

	Nine Months September 30

	2003	2002
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$26,950,629	$24,912,514
Adjustments to reconcile net income to net cash provided (used) by operations:
Provision for loan and real estate losses	1,241,105	2,086,096
Increase (decrease) in mortgage servicing rights valuation allowance	(3,350,000)	750,000
Net loan costs deferred	(4,024,034)	(2,571,988)
Amortization of mortgage servicing rights	26,595,114	15,273,974
Other amortization	11,679,431	6,386,982
Depreciation	2,934,475	2,401,099
Gains on sales of mortgage loans	(54,437,004)	(23,756,983)
Loss on sales of investments	—	166,264
Decrease in accrued interest receivable	1,885,519	934,846
Decrease in accrued interest payable	(1,210,968)	(1,469,306)
Increase (decrease) in current and deferred income taxes	(1,927,378)	2,854,677
Other accruals and prepaids, net	1,274,615	(3,834,293)

Net cash provided by operations before loan originations and sales	7,611,504	24,133,882
Loans originated for sale	(2,104,716,810)	(942,435,231)
Sales of loans originated for sale or transferred from held for investment	2,243,573,880	1,046,448,438

Net cash provided by operations	146,468,574	128,147,089

Cash flows from investing activities:
Decrease (increase) in interest-bearing deposits with banks	162,769,350	(82,096,529)
Sales of investment securities	—	35,098,150
Purchases of mortgage-backed and related securities available for sale	(578,202,342)	(137,185,310)
Principal repayments on mortgage-backed and related securities available for sale	473,907,391	178,707,734
Principal repayments on mortgage-backed and related securities held for investment	28,203,728	67,070,875
Loans originated for investment	(942,501,557)	(775,477,847)
Loans purchased for investment	(191,846,609)	(302,835,253)
Loan principal repayments	955,569,650	742,797,342
Increase in Federal Home Loan Bank stock	(2,508,000)	(26,736,300)
Additions to office properties and equipment	(7,723,759)	(6,487,108)
Purchase of net assets of other financial institutions	—	(7,914,840)
Other, net	11,167,859	15,284,983

Net cash used by investing activities	(91,164,289)	(299,774,103)

Cash flows from financing activities:
Increase (decrease) in deposit liabilities	(93,016,952)	207,487,631
Purchased deposit liabilities	—	25,290,037
Repayment of long-term Federal Home Loan Bank advances	(297,600,000)	(52,815,000)
Increase (decrease) in short-term Federal Home Loan Bank borrowings	350,600,000	(12,500,000)
Increase (decrease) in other borrowings	(2,736,032)	15,232,512
Increase (decrease) in advance payments by borrowers for taxes and insurance	(1,850,695)	8,832,954
Purchase of treasury stock	(507,876)	(13,770,106)
Dividends paid	(8,101,475)	(7,585,459)
Other, net	(8,319,165)	19,984,411

Net cash provided (used) by financing activities	(61,532,195)	190,156,980

Net increase (decrease) in cash and due from banks	(6,227,910)	18,529,966
Cash and due from banks at beginning of period	84,482,722	70,756,705

Cash and due from banks at end of period	$78,254,812	$89,286,671

Supplemental disclosures of cash flow information:
Interest and dividends received on loans and investments	$110,604,448	$122,462,642
Interest paid on deposits and borrowings	54,079,916	61,610,017
Income taxes paid	18,132,400	11,433,734
Income taxes refunded	119,687	621,089
Transfer of loans from held for investment to held for sale	79,304,817	80,189,500

Refer to accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Principles of Consolidation

     The consolidated financial statements include the accounts and balances of First Federal Capital Corp (the “Corporation”), First Federal Capital Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2—Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30,2003, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2003.

     Certain 2002 balances have been reclassified to conform to the 2003 presentation.

NOTE 3—Earnings Per Share

     Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation’s stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three and nine month periods ended September 30, 2003 and 2002, is as follows:

	Three Months Ended September 30

	2003		2002

	Diluted	Basic	Diluted	Basic

Net income	$10,165,532	$10,165,532	$9,056,126	$9,056,126

Average common shares issued, net of actual treasury shares	19,789,160	19,789,160	19,765,053	19,765,053
Potential common shares issued under stock options (treasury stock method)	232,814	—	282,884	—

Average common shares and potential common shares	20,021,974	19,789,160	20,047,937	19,765,053

Earnings per share	$0.51	$0.51	$0.45	$0.46

	Nine Months Ended September 30

	2003		2002

	Diluted	Basic	Diluted	Basic

Net income	$26,950,629	$26,950,629	$24,912,514	$24,912,514

Average common shares issued, net of actual treasury shares	19,751,802	19,751,802	19,958,830	19,958,830
Potential common shares issued under stock options (treasury stock method)	234,579	—	280,780	—

Average common shares and potential common shares	19,986,380	19,751,802	20,239,610	19,958,830

Earnings per share	$1.35	$1.36	$1.23	$1.25

NOTE 4—Contingencies

     The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which considered together are believed by management to be immaterial to the consolidated financial condition and operations of the Corporation.

     First Cap Holdings, Inc. (“FCHI”), a Nevada company and wholly-owned subsidiary of the Bank, has not been subject to taxation in Wisconsin since FCHI’s formation in 1993. However, the Wisconsin Department of Revenue (“WDR”) recently began an examination of the Bank specifically aimed at the Bank’s relationship with FCHI. Management believes the WDR may take the position that the income of FCHI is taxable in Wisconsin. Management believes the Bank, as well as FCHI, have complied with the tax rules relating to the income of out-of-state subsidiaries, as well as the private rulings the WDR issued in 1993 and 1997 in connection with the Bank’s formation and operation of FCHI. However, the WDR has indicated that it may repudiate these rulings. If the WDR is successful in these efforts, it may have a substantial negative impact on the earnings of the Corporation. Management is uncertain at this time whether the WDR exam will result in an assessment or whether any such assessment will be upheld upon appeal.

NOTE 5—Segment Information

     Reportable Segments The Corporation tracks profitability in six major areas: (i) residential lending, (ii) commercial real estate lending, (iii) consumer lending, (iv) education lending, (v) business banking, and (vi) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes mortgage-backed securities that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation’s portfolio of multi-family and non-residential mortgage loans, excluding loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Consumer lending consists of the Corporation’s second mortgage, automobile, and other consumer installment loans, excluding loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Education lending consists of the Corporation’s portfolio of education loans, as well as functions related to the origination and servicing of such loans. Business banking consists of the Corporation’s portfolio of commercial business loans, including certain commercial real estate and consumer loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Finally, the Corporation’s investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. As previously noted, however, mortgage-backed securities collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

     The Corporation’s extensive branch network, which delivers checking, savings, certificates of deposit and other financial products and services to customers, is considered a support department for segment reporting purposes, as more fully described in a subsequent paragraph.

     Measurement of Segment Profit (Loss) Management evaluates the after-tax performance of the Corporation’s profit centers as if each center were a separate entity—each with its own earning assets, actual and/or allocated non-earning assets, and allocated funding resources. Each profit center has its own interest income, non-interest income, and non-interest expense as captured by the Corporation’s accounting systems. Interest expense is allocated to each profit center according to its use of the Corporation’s funding sources, which consist primarily of deposit liabilities, wholesale borrowings, and equity. In general, all funding sources are allocated proportionately to each profit center. However, in certain instances specific funding sources may be matched against specific assets of profit centers. For example, deposits from business customers are matched against the assets of the business banking profit center. In addition, wholesale borrowings drawn to originate or purchase specific assets are matched against the appropriate profit center.

     The net cost of operating the Corporation’s support departments is allocated to the Corporation’s profit centers and to the branch network using a variety of methods deemed appropriate by management. In general, these net costs are included in the non-interest expense of each profit center. In addition, certain allocations of revenues and expenses are made between profit centers when they perform services for each other. Such amounts, however, are not generally material in nature.

     The Corporation’s branch network is considered a support department center for segment reporting purposes. Community banking fees and revenues are deducted from the non-interest expense of operating the network (to include an allocation of net costs from the Corporation’s other support departments) to arrive at net costs for the branch network. This net cost is then allocated to each profit center based on its use of deposit liabilities to fund its operations. This amount is reported as “net cost to acquire and maintain deposit liabilities” and is included as an adjustment to the net interest income of each profit center.

     For segment reporting purposes, management makes certain non-GAAP adjustments and reclassifications to the results of operations and financial condition of the Corporation that, in management’s judgment, more fairly reflect the performance and/or financial condition of certain of the Corporation’s profit centers.

     Segment Profit (Loss) Statements and Other Information The following table summarizes the profit (loss) and average assets of each of the Corporation’s reportable segments for the three month and nine month periods ended September 30, 2003 and 2002. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation’s branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.38% and 1.28% of average deposit liabilities outstanding during the three months ended September 30, 2003 and 2002, respectively. For the nine month periods ended September 30, 2003 and 2002, the net cost to acquire and maintain deposit liabilities was 1.33% and 1.32%, respectively.

	Three Months Ended September 30

	2003		2002

Profit Center	Profit (Loss)	Average Assets	Profit (Loss)	Average Assets

Mortgage banking	$6,945,801	$104,563,182	$3,618,790	$80,884,190
Residential loans	758,769	768,106,188	2,135,370	880,820,660
Commercial real estate lending	2,061,369	535,768,198	2,560,350	582,760,550
Consumer lending	1,495,642	485,742,199	1,909,152	504,501,862
Education lending	29,025	206,493,540	318,143	206,679,131
Business banking	(49,840)	214,142,249	—	—
Investment and mortgage-related securities	(359,033)	724,612,010	251,063	579,512,799
Other segments	(86,578)	1,496,640	(361,140)	67,456,734

Subtotal	10,795,156	3,040,924,206	10,431,728	2,902,615,926
Non-GAAP adjustments	(629,624)	37,031,690	(1,375,602)	37,939,402

Net income/total average assets	$10,165,532	$3,077,955,896	$9,056,126	$2,940,555,328

	Nine Months Ended September 30

	2003		2002

Profit Center	Profit (Loss)	Average Assets	Profit (Loss)	Average Assets

Mortgage banking	$16,393,971	$106,071,656	$5,891,723	$76,999,204
Residential loans	2,674,792	789,527,687	6,058,193	815,583,840
Commercial real estate lending	6,887,901	526,432,155	7,325,269	568,884,211
Consumer lending	4,248,490	480,559,959	4,809,702	446,987,737
Education lending	613,853	209,066,724	1,791,356	210,355,952
Business banking	(266,756)	200,634,955	—	—
Investment and mortgage-related securities	(1,226,718)	716,119,549	1,295,819	559,003,251
Other segments	(384,017)	1,378,694	(544,249)	53,862,272

Subtotal	28,941,515	3,029,791,378	26,627,811	2,731,676,466
Non-GAAP adjustments	(1,990,886)	36,919,929	(1,715,297)	27,523,786

Net income/total average assets	$26,950,629	$3,066,711,307	$24,912,514	$2,759,200,252

NOTE 6—Stock-Based Compensation

     As permitted by GAAP, the Corporation has not adopted the “fair value method” of expense recognition for stock-based compensation awards. Rather, the Corporation records expense relative to stock-based compensation using the “intrinsic value method”. Since the intrinsic value of the Corporation’s stock options is generally “zero” at the time of the award, no expense is recorded. The following table provides pro forma disclosure of the effects of the Corporation’s stock incentive plans using the fair value method.

	Three Months Ended September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Net income as reported	$10,165,532	$9,056,126	$26,950,629	$24,912,514
Stock-based compensation, net of tax	(175,062)	(181,168)	(434,916)	(685,635)

Pro forma net income	$9,990,470	$8,874,958	$26,515,713	$24,226,879

Basic earnings per share as reported	$0.51	$0.46	$1.36	$1.25
Pro forma basic earnings per share	$0.51	$0.45	$1.35	$1.22
Diluted earnings per share as reported	$0.51	$0.45	$1.35	$1.23
Pro forma diluted earnings per share	$0.50	$0.44	$1.32	$1.20

     With respect to restricted stock awards, the intrinsic value is generally equal to the fair value of the Corporation’s common stock on the date of the initial contingent award, adjusted retroactively for any changes in the value of the stock between the initial award date and the final measurement date. Such value is amortized as expense over the measurement period of the award.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This report includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include words and phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “is estimated”, “is projected”, “intends to”, or similar expressions. Forward-looking statements are based on management’s current expectations. Examples of factors which could cause future results to differ from management’s expectations include, but are not limited to, the following: general economic and competitive conditions; legislative and regulatory initiatives; monetary and fiscal policies of the federal government; general market rates of interest; interest rates on competing investments; interest rates on funding sources; consumer and business demand for deposit and loan products and services; consumer and business demand for other financial services; changes in accounting policies or guidelines; and changes in the quality or composition of the Corporation’s loan and investment portfolios. Readers are cautioned that forward-looking statements are not guarantees of future performance and that actual results may differ materially from management’s current expectations. Furthermore, management of the Corporation does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Application of Critical Accounting Policies

     Critical Judgments and Estimates For a summary of the Corporation’s significant accounting policies, refer to Note 1 of the Corporation’s Audited Consolidated Financial Statements included in Part II, Item 8, of its 2002 Form 10-K. Particular attention should be paid to two accounting areas that in management’s judgment, require significant judgments and/or estimates on the part of management because of the inherent uncertainties surrounding these areas and/or the subjective nature of the areas. These areas are itemized and referenced as follows.

          Mortgage Servicing Rights For a detailed discussion of the judgments and estimates relating to the initial recording of and ongoing accounting for mortgage servicing rights (“MSRs”), refer to the appropriate section in Note 1 of the Corporation’s Audited Consolidated Financial Statements, included in Part II, Item 8, of its 2002 Form 10-K. Additional discussion is also available in the 2002 Form 10-K “Residential Lending” section of Part I, Item 1, “Business—Lending Activities”. Finally, information on the impact mortgage servicing rights have had on the Corporation’s financial condition and results of operations for the three and nine month periods ended September 30, 2003 and 2002, can be found below, in the sections entitled “Financial Condition—Mortgage Servicing Rights” and “Results of Operations—Non-Interest Income—Mortgage Banking Revenue”.

          Allowance for Losses on Loans and Real Estate For a detailed discussion of the judgments and estimates relating to allowances for losses on loans and real estate, refer to the appropriate section in Note 1 of the Corporation’s Audited Consolidated Financial Statements, included in Part II, Item 8, of its 2002 Form 10-K. Additional discussion is also available in the 2002 Form 10-K “Non-Performing and Other Classified Assets” section and the “Allowances for Losses on Loans and Real Estate” section of Part I, Item 1, “Business—Lending Activities”. Finally, information on the impact loss allowances have had on the Corporation’s financial condition and results of operations for the three and nine month periods ended September 30, 2003 and 2002, can be found below, in the sections entitled “Financial Condition—Non-Performing Assets” and “Results of Operations—Provisions for Loan Losses”.

     New Accounting Standards and Policies During the nine months ended September 30, 2003 and 2002, the Corporation adopted no new accounting standards or policies that, in management’s judgment, had a material impact on its financial condition or results of operations. However, two new accounting standards were adopted in 2002 that were significant to the financial services industry as a whole. These standards are itemized in the paragraphs that follow.

          Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) This standard requires the purchase method of accounting for all mergers and acquisitions, except in very limited instances. The Corporation adopted SFAS 141 in January 2002. This adoption did not have a material impact on the Corporation because the acquisitions completed in 2002 would have been accounted for using the purchase method regardless of SFAS 141. For additional discussion, refer to Note 15 of the Corporation’s Audited Consolidated Financial Statements, in Part II, Item 8, of its 2002 Form 10-K.

          Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) The Corporation adopted SFAS 142 in January 2002. For further discussion, refer to “Goodwill and Intangible Assets” in Note 1, as well as Note 6, of the Corporation’s Audited Consolidated Financial Statements, included in Part II, Item 8, of its 2002 Form 10-K.

Results of Operations

     Quarter Overview The Corporation’s net income for the three months ended September 30, 2003, was $10.2 million or $0.51 per diluted share compared to $9.1 million or $0.45 in the same period last year. These amounts represented a return on average assets of 1.32% and 1.23%, respectively, and a return on average equity of 18.07% and 17.87%, respectively.

     The increase in net income from 2002 to 2003 was primarily attributable to a $15.0 million increase in mortgage banking revenue, a $1.6 million increase in community banking revenue, and a $348,000 decrease in provision for loan losses. These developments were offset in large part by a $12.6 million increase in non-interest expense, a $2.2 million decrease in net interest income, and an $883,000 increase in income tax expense.

     Nine Month Overview The Corporation’s net income for the nine months ended September 30, 2003, was $27.0 million or $1.35 per diluted share compared to $24.9 million or $1.23 in the same period last year. These amounts represented a return on average assets of 1.17% and 1.20%, respectively, and a return on average equity of 16.35% and 16.84%, respectively.

     The increase in net income from 2002 to 2003 was primarily attributable to a $24.3 million increase in mortgage banking revenue, a $4.9 million increase in community banking revenue, and a $1.2 million decrease in provision for loan losses. These developments were offset in large part by a $20.2 million increase in non-interest expense, a $5.5 million decrease in net interest income, and a $2.4 million increase in income tax expense.

     The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and nine month periods ended September 30, 2003 and 2002.

     Net Interest Income Net interest income decreased by $2.2 million or 10.2% and by $5.5 million or 9.0% during the three and nine month periods ended September 30, 2003, as compared to the same periods in the previous year. These declines occurred despite the fact that the Corporation’s average interest-earning assets increased by $118 million or 4.3% and by $270 million or 10.5% between these periods. The principal source of this growth occurred in the Corporation’s mortgage-related securities. This growth was largely funded by increases in money market deposit accounts and non-interest-bearing deposit liabilities—principally custodial accounts.

     The Corporation’s interest rate spread declined from 2.70% and 2.78% during the three and nine month periods ended September 30, 2002, to 2.23% and 2.16%, during the same periods in 2003, respectively. This development more than offset the increase in net interest income caused by growth in interest-earning assets. Market interest rates declined dramatically in 2002 and have remained at historically low levels into 2003. As a result, the Corporation experienced a larger decline in the yield on its earning assets than it did on its cost of funding sources, due principally to high levels of refinance activity and the build-up of liquidity on the Corporation’s balance sheet. In March 2003, management lowered rates on certificates of deposit and certain other deposit offerings to improve the Corporation’s interest rate spread. These steps, as well as marketing efforts that resulted in a significant increase in money market deposit accounts, contributed to a 64 basis point reduction in the Corporation’s cost of interest-bearing liabilities during the three month period ended September 30, 2003, and helped to minimize further yield on earning assets.

     During the third quarter of 2003 the Corporation prepaid $128 million in term advances from the Federal Home Loan Bank of Chicago (“FHLB”) and incurred a prepayment penalty of $7.4 million. These advances had a remaining maturity of 1.3 years and a weighted average cost of 5.84%. They were replaced with overnight borrowings from the FHLB at a substantially lower rate. Additionally, approximately 24% of the Corporation’s existing certificates of deposit will mature during the next three months and will likely be replaced at significantly lower costs. As a result, management expects the Corporation’s interest rate spread to stabilize or improve slightly during the remainder of 2003, although there can be no assurances.

     Net interest income in 2003 benefited from an increase in average non-interest-bearing deposit liabilities, which was the principal reason the Corporation’s ratio of average interest-earning assets to interest-bearing liabilities improved during the three and nine month periods ended September 30, 2003. The increase in non-interest-bearing deposits was due principally to a substantial increase in custodial accounts related to mortgage loans serviced for third parties. Refer to “Financial Condition—Deposit Liabilities” for additional discussion.

     The following tables set forth information regarding the average balances of the Corporation’s assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and nine month periods ended September 30, 2003 and 2002.

Dollars in thousands	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Single-family mortgage loans	$764,603	$9,942	5.20%	$820,919	$12,996	6.33%
Commercial real estate loans	576,435	9,312	6.46	554,265	10,398	7.50
Consumer loans	522,738	8,522	6.52	474,227	8,948	7.55
Education loans	195,812	1,642	3.35	200,095	2,062	4.12
Business loans	70,536	817	4.63	61,621	801	5.20

Total loans	2,130,124	30,234	5.68	2,111,126	35,205	6.67
Mortgage-backed and related securities	577,416	3,603	2.50	400,829	4,559	4.55
Interest-bearing deposits with banks	76,925	191	0.99	157,813	637	1.61
Other earning assets	57,263	920	6.43	54,118	682	5.04

Total interest-earning assets	2,841,728	34,948	4.92	2,723,886	41,082	6.03
Non-interest-earning assets:
Office properties and equipment	38,732			35,018
Other assets	197,496			181,652

Total assets	$3,077,956			$2,940,555

Interest-bearing liabilities:
Regular savings accounts	$180,777	$114	0.25%	$165,982	$254	0.61%
Checking accounts	139,898	140	0.40	130,702	115	0.35
Money market accounts	320,652	879	1.10	238,757	762	1.28
Certificates of deposit	1,313,017	10,597	3.22	1,404,660	13,058	3.72

Total interest-bearing deposits	1,954,344	11,730	2.40	1,940,101	14,191	2.93
FHLB advances	376,083	4,053	4.31	422,789	5,563	5.26
Other borrowings	29,120	95	1.31	19,062	89	1.87

Total interest-bearing liabilities	2,359,546	15,879	2.69	2,381,952	19,843	3.33
Non-interest-bearing liabilities:
Non-interest-bearing deposits	459,248			320,319
Other liabilities	34,161			35,569

Total liabilities	2,852,957			2,737,840
Stockholders’ equity	224,999			202,715

Total liabilities and stockholders’ equity	$3,077,956			$2,940,555

Net interest income		$19,070			$21,240

Interest rate spread			2.23%			2.70%

Net interest income as a percent of average earning assets			2.68%			3.12%

Average interest-earning assets to average interest-bearing liabilities			120.44%			114.36%

Dollars in thousands	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Single-family mortgage loans	$776,018	$30,485	5.24%	$747,070	$36,493	6.51%
Commercial real estate loans	560,901	28,994	6.89	541,716	31,087	7.65
Consumer loans	516,580	25,798	6.66	420,794	24,515	7.77
Education loans	198,070	5,560	3.74	203,336	8,120	5.32
Business loans	70,426	2,614	4.95	49,245	2,145	5.81

Total loans	2,121,996	93,451	5.87	1,962,162	102,359	6.96
Mortgage-backed and related securities	542,309	11,701	2.88	417,479	15,681	5.01
Investment securities	—	—	—	3,820	92	3.14
Interest-bearing deposits with banks	110,417	1,058	1.28	131,648	1,659	1.68
Other earning assets	56,684	2,508	5.90	46,415	1,736	4.99

Total interest-earning assets	2,831,406	108,719	5.12	2,561,523	121,528	6.33
Non-interest-earning assets:
Office properties and equipment	37,981			32,819
Other assets	197,325			164,858

Total assets	$3,066,711			$2,759,200

Interest-bearing liabilities:
Regular savings accounts	$175,398	$328	0.25%	$159,175	$1,025	0.86%
Checking accounts	137,703	351	0.34	112,747	409	0.48
Money market accounts	267,484	1,871	0.93	230,137	2,578	1.49
Certificates of deposit	1,394,766	35,814	3.42	1,306,975	38,981	3.98

Total interest-bearing deposits	1,975,351	38,364	2.59	1,809,035	42,993	3.17
FHLB advances	379,846	14,240	5.00	441,328	17,007	5.14
Other borrowings	24,175	265	1.46	12,892	140	1.45

Total interest-bearing liabilities	2,379,372	52,869	2.96	2,263,256	60,141	3.54
Non-interest-bearing liabilities:
Non-interest-bearing deposits	428,314			268,474
Other liabilities	39,274			30,187

Total liabilities	2,846,961			2,561,916
Stockholders’ equity	219,751			197,284

Total liabilities and stockholders’ equity	$3,066,711			$2,759,200

Net interest income		$55,850			$61,387

Interest rate spread			2.16%			2.78%

Net interest income as a percent of average earning assets			2.63%			3.20%

Average interest-earning assets to average interest-bearing liabilities			119.00%			113.18%

     Provision for Loan Losses Provision for loan losses was $368,000 and $716,000 during the three months ended September 30, 2003 and 2002, respectively. It was $886,000 and $2.1 million during the nine month periods ended as of the same dates, respectively. The Corporation did not record any loan loss provisions over-and-above its actual charge-off activity in the first nine months of 2003 due in part to stable levels of non-performing assets and improved credit quality in its loan portfolio. Also affecting the recent nine month period was the recapture of specific loss provisions that were established in the fourth quarter of 2002 on two business loan relationships that paid off during the period. On an annualized basis, net charge-offs were 0.08% and 0.10% of average loans outstanding during the three and nine month periods in 2003, respectively. These amounts compared to 0.07% and 0.08% during the same periods in 2002.

     As of September 30, 2003, and December 31, 2002, the Corporation’s allowance for loan losses was $11.0 million and $11.7 million, respectively, or 0.50% and 0.55% of loans held for investment, respectively. The allowance for loan losses was 158% and 217% of non-accrual loans as of the same dates, respectively. Although management believes that the Corporation’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation’s results of operations. For additional discussion, refer to “Financial Condition—Non-Performing Assets”.

     Non-Interest Income Non-interest income for the three month period ended September 30, 2003 and 2002, was $33.1 million and $16.7 million, respectively. These amounts represented 63% and 44% of the Corporation’s total revenue during such periods. Non-interest income for the nine month periods ending as of the same dates were $71.5 million and $42.6 million, respectively, or 56% and 41% of total revenue, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2002 to 2003.

          Community Banking Revenue Community banking revenue increased by $1.5 million or 17.5% and by $4.9 million or 19.9% during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in the previous year. The following table shows the Corporation’s community banking revenue for the three and nine month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30		Nine Months Ended September 30

Dollars in thousands	2003	2002	2003	2002

Overdraft fees	$5,168	$4,442	$14,601	$11,835
ATM and debit card fees	2,781	2,534	8,252	7,117
Account service charges	729	590	1,938	1,630
Other fee income	433	384	1,257	1,078

Total deposit account revenue	9,111	7,950	26,048	21,660

Consumer loan insurance premiums and commissions	261	297	718	764
Other consumer loan fees	96	66	280	228

Total consumer loan revenue	357	363	998	992

Investment services revenue	961	564	2,259	1,785

Total community banking revenue	$10,429	$8,877	$29,305	$24,437

          Deposit account revenue increased by $1.2 million or 14.6% during the three months ended September 30, 2003, as compared to the same period in the previous year. This increase was due mostly to a $726,000 or 16.3% increase in overdraft fees, a $247,000 or 9.7% increase in ATM and debit card fees, and a $139,000 or 23.6% increase in account service charges. These increases were due in part to 7.9% growth in the number of checking accounts serviced by the Corporation. Also contributing was an increase in per-item charges, as well as changes in charging routines for certain services.

          On August 1, 2003, interchange fees for issuers of debit cards were reduced by MasterCard and Visa. This action arose out of the settlement of a lawsuit by certain merchants against MasterCard and Visa. As a result of this action, the Corporation believes its debit card income, a component of community banking revenue, will decline by up to $500,000 per quarter. Furthermore, on January 1, 2004, new interchange rates are expected to go into effect. These rates will vary by merchant or merchant category. Until these rates have been finalized, debit card issuers like the Bank will not be able to determine the impact such rate changes will have on revenues from their debit card programs.

          Investment services revenue increased by $397,000 or over 70% during the three months ended September 30, 2003, as compared to the same period in the previous year. The Corporation’s principal sources of investment services revenue consist of commissions from sales of tax-deferred annuities, mutual funds, and other debt and equity securities. The increase in investment services revenue was due primarily to higher sales of tax-deferred annuity products and mutual funds caused principally by an increase in the number of registered investment representatives in the Corporation’s offices.

          The explanations for the changes in community banking revenue for the nine month periods ended September 30, 2003 and 2002, were substantially the same as those given in previous paragraphs.

          Mortgage Banking Revenue Mortgage banking revenue increased by $15.0 million or more than 200% and by $24.3 million or nearly 150% during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in the previous year. The following table shows the Corporation’s mortgage banking revenue for the three and nine month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30		Nine Months Ended September 30

Dollars in thousands	2003	2002	2003	2002

Gross servicing fees	$2,741	$2,384	$7,896	$7,118
Mortgage servicing rights amortization	(7,161)	(8,098)	(26,595)	(15,274)
Mortgage servicing rights valuation (loss) recovery	6,150	(2,600)	3,350	(750)

Total loan servicing fees, net	1,731	(8,314)	(15,349)	(8,906)

Gains on sales of mortgage loans	19,934	14,800	54,437	23,757
Other mortgage-related income	452	674	1,408	1,378

Total mortgage banking revenue	$22,117	$7,160	$40,496	$16,229

          Gross servicing fees increased by $357,000 or 15.0% during the three months ended September 30, 2003, as compared to the same period in the previous year. This increase was due primarily to $437 million or 15.5% growth in average loans serviced for others, compared to the year-ago period. This growth was caused by a significant increase in the origination and sale of fixed-rate mortgage loans, as described in a later paragraph.

          Amortization of mortgage servicing rights was $7.2 million and $8.1 million during the three months ended September 30, 2003 and 2002, respectively. The decline in the most recent period was attributed principally to a decrease in prepayment activity. Management is uncertain what direction interest rates will move in the immediate future. If interest rates remain where they are or rise, the Corporation will most likely continue to experience lower levels of amortization on its MSRs as a result of reduced levels of loan prepayment activity.

          During the three months ended September 30, 2003, the Corporation recaptured $6.2 million in its valuation allowance for mortgage servicing rights. This allowance had been established in previous periods as a result of declining mortgage rates. The recapture was principally the result of recent increases in mortgage rates, which lowered market expectations for future prepayment activity. The balance in the valuation was zero at September 30, 2003. It should be noted, however, if market interest rates decline in the future the Corporation may be exposed to unfavorable valuation adjustments against its portfolio of MSRs—primarily because of increases in market expectations for future prepayments. Although management believes that most of the Corporation’s loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires allowances for impairment based on fair value which reflects losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market.

          At September 30, 2003, and 2002, loans serviced for others were $3.3 billion and $2.9 billion, respectively. As of the same dates, mortgage servicing rights were $36.8 million and $28.6 million, net of the valuation allowance, if any.

          Gains on sales of loans increased by $5.1 million from $14.8 million during the three months ended September 30, 2002, to $19.9 million during the same period in 2003. This increase was due in part to an improvement in the average gain on sales in the most recent period. This development was principally the result of wider spreads in the secondary market and higher values for the servicing rights component of the gain due to higher rates and declining prepayment expectations. Also contributing to the increase was an $80.2 million or 12.9% increase in the Corporation’s mortgage loan sales. This increase was due to a historically low interest rate environment that resulted in increased originations and sales of fixed-rate mortgage loans in the secondary market.

          Market interest rates have increased in recent months from historically low levels. If this trend continues, management expects the Corporation’s gains on sales of mortgage loans to be substantially lower in the fourth quarter than they were in the most recent period. The decline in gains, however, may be offset to some degree by decreased amortization of MSRs, as more fully described in a previous paragraph.

          Other mortgage-related income decreased by $221,000 or over 30% during the three months ended September 30, 2003, as compared to the same period in the previous year. This decrease was due principally to timing of payments to third-party vendors for loan-closing services.

          With the exception of amortization on MSRs, the explanations for the changes in the components of mortgage banking revenue for the nine month periods ended September 30, 2003 and 2002, are substantially the same as those given in previous paragraphs. The $11.3 million increase in amortization of MSRs for the nine months ended September 30, 2003, was caused by an historically low interest rate environment during the first half of 2003 that resulted in a dramatic increase in loan prepayment activity as borrowers refinanced older, higher-rate residential mortgage loans.

          Other Non-Interest Income Other non-interest income decreased by $113,000 or 16.6% and by $386,000 or 18.3% during the three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in the previous year. The decrease in the most recent quarterly period was primarily due to a decline in earnings on the Corporations bank-owned life insurance policies. The decrease in the nine month period was due principally to the receipt of a special dividend in 2002 related to the Corporation’s ownership in its primary ATM network provider.

     Non-Interest Expense Excluding the FHLB prepayment penalty, non-interest expense for the three months ended September 30, 2003 and 2002, was $28.1 million and $22.9 million, respectively, which was 3.58% and 3.11% of average assets during such periods, respectively. Non-interest expense for the nine months ended September 30, 2003 and 2002 was $76.1 million and $63.3 million, respectively, which was 3.29% and 3.06% of average assets during such periods, respectively (again, excluding the FHLB prepayment penalty). The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2002 to 2003.

          Compensation and Employee Benefits Compensation and employee benefits increased by $2.2 million or 16.1% during the three months ended September 30, 2003, as compared to the same period in the previous year. In general, the increase was due to normal annual merit increases, as well as growth in the number of banking facilities operated by the Corporation and the resulting increase in the number of employees. Since June 30, 2002, the Corporation has increased the number of its banking facilities from 84 to 92. In September 2002, the Corporation acquired four banking facilities in south-eastern Minnesota from another financial institution. As of September 30, 2003, the Corporation had 1,289 full-time equivalent employees. This compared to 1,213 and 1,196 as of December 31, 2002, and September 30, 2002, respectively.

          Also contributing to the increase in compensation and employee benefits in 2003 were increased salaries to employees hired over the past year to support the implementation of the Corporation’s business banking product line. During the first quarter of 2003, the Corporation began offering business banking products in its Oshkosh, Wisconsin, market. The Corporation intends to expand its offering of business banking products in additional markets in 2003, although there can be no assurances.

          Compensation and employee benefits in the third quarter of 2003 was also impacted by an increase in employee pension costs. Such costs rose by $316,000 or 160% during the three months ended September 30, 2003, as compared to the same period in the previous year. In late 2002, management completed a review of the Corporation’s pension plan established for the benefit of its full-time employees. As a result of changes in assumptions implemented in conjunction with the review, as well as certain amendments to the pension plan, the Corporation’s pension expense will be substantially higher in 2003. Pension expense for 2003 is expected to approximate $1.7 million compared to $734,000 in 2002. Furthermore, management has reduced the assumption for the expected return on plan assets to 8.50% in 2003, which compared to 9.00% in 2002.

          Compensation and employee benefits increased by $5.9 million or 15.2% during the nine months ended September 30, 2003, as compared to the same period in the previous year. The explanations for the change between these periods were substantially the same as those given in previous paragraphs. In addition, expenditures for employee health care, the Corporation’s postretirement employee benefits plan, and its 401(k) savings plan increased $1.0 million in the aggregate during the nine months ended September 30, 2003 as compared to the same period in the previous year. The reasons for these increases are similar to those described in earlier paragraphs.

          Occupancy and Equipment Occupancy and equipment expense increased by $755,000 or 27% and $2.1 million or 27% during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in the previous year. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation. Also contributing to the increases in both periods were disposition costs of $502,000 associated with the closure of three supermarket banking facilities and the replacement of obsolete internet banking software.

          Communications, Postage, and Office Supplies Communications, postage, and office supplies expense increased by $249,000 or 15.4% and by $763,000 or 16.5% during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in the previous year. These increases were also caused principally by growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

          ATM and Debit Card Transaction Costs ATM and debit card transaction costs increased by $158,000 or 15.1% and by $546,000 or 18.7% during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in the previous year. These increases can be attributed to increased use by the Corporation’s customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation. The Corporation currently operates over 135 ATMs in communities located throughout Wisconsin, northern Illinois, and south-eastern Minnesota.

          Advertising and Marketing Advertising and marketing costs declined modestly during the most recent quarter and increased by $173,000 or 7.0% during the nine months ended September 30, 2003, as compared to the same period in the previous year. The increase during the nine month period can be attributed to growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas served by the Corporation.

          Amortization of Intangibles Amortization of intangible assets, which consists primarily of deposit-based intangibles, did not change during the most recent quarter and increased by $78,000 or 15.3% during the nine months ended September 30, 2003, as compared to the same period in the previous year. The increase during the nine month period was attributed to increased amortization of the deposit-based intangibles recorded in connection with the Corporation’s acquisitions in the second and third quarters of 2002.

          FHLB Prepayment Penalty During the quarter the Bank prepaid $128 million in term advances from the FHLB and incurred a prepayment penalty of $7.4 million. The advances had a remaining maturity of 1.3 years and a weighted average cost of 5.84%. They were replaced by overnight borrowings from the FHLB at a substantially lower rate. Management estimates that this action will increase the Bank’s net interest income by $1.5 million in the fourth quarter, assuming no change in overnight borrowing rates.

          Other Non-Interest Expense Other non-interest expense increased by $1.8 million or 75% and by $3.2 million or 53% during the three and nine months ended September 30, 2003, respectively, as compared to the same periods in the previous year. These increases were caused by a variety of factors, the most significant of which was increased costs related to servicing of loans for the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Bank of Chicago (“FHLB”). Under the terms of the servicing agreements with these agencies, the Corporation is required to pay a full month’s interest when certain loans are repaid, regardless of the actual date of the loan payoff. A declining interest rate environment and increased prepayment activity in 2003 resulted in increased payment of loan pay-off interest to FNMA and FHLB. Also contributing to the increase during the three and nine month periods were losses on the disposition of four residential properties. These developments were partially offset by a decline in provision for customer losses.

     Income Tax Expense Income tax expense for the three months ended September 30, 2003 and 2002, was $6.2 million and $5.3 million, respectively, or 37.8% and 36.9% of pretax income, respectively. Income tax expense for the nine months ended September 30, 2003 and 2002, was $16.1 million and $13.7 million, respectively, or 37.4% and 35.4% of pretax income, respectively. The Corporation’s effective tax rate has increased in recent periods due principally to a higher mix of taxable earnings in the States of Wisconsin, Minnesota, and Illinois, relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary, FCHI, and which has no corporate state income tax.

     FCHI has not been subject to taxation in Wisconsin since FCHI’s formation in 1993. However, the Wisconsin Department of Revenue (“WDR”) recently began an examination of the Bank specifically aimed at the Bank’s relationship with FCHI. Management believes the WDR may take the position that the income of FCHI is taxable in Wisconsin. Management believes the Bank, as well as FCHI, have complied with the tax rules relating to the income of out-of-state subsidiaries, as well as the private rulings the WDR issued in 1993 and 1997 in connection with the Bank’s formation and operation of FCHI. However, the WDR has indicated that it may repudiate these rulings. If the WDR is successful in these efforts, it may have a substantial negative impact on the earnings of the Corporation. Management is uncertain at this time whether the WDR exam will result in an assessment or whether any such assessment will be upheld upon appeal.

     Segment Information The following paragraphs contain a discussion of the financial performance of each of the Corporation’s reportable segments (hereafter referred to as “profit centers”) for the three month and nine month periods ended September 30, 2003 and 2002. Refer to the table in Note 5 of the Corporation’s Unaudited Consolidated Financial Statements, included herein under Part I, Item I, “Financial Statements”, for a summary of the after-tax profit (loss) of each of the Corporation’s profit centers.

          Mortgage Banking Profits from the Corporation’s mortgage banking activities were $6.9 million in the third quarter of 2003 compared to $3.6 million in the same period last year. Year-to-date, profits were up $10.5 million compared to 2002. Loan origination volumes and loan servicing fees are the principal drivers of performance in this profit center. In the first nine months of 2003, the Corporation’s mortgage banking operation originated $2.5 billion in single-family residential loans compared to $1.3 billion in the same period of the previous year. However, these improvements were partially offset by a substantial increase in amortization of MSRs. Beginning in 2001 and continuing through 2003, market interest rates for mortgage loans declined dramatically and have remained at historically low levels. As a result, amortization of MSRs has increased relative to prior periods. As noted in “Non-GAAP Adjustments” below, MSR valuation losses or recoveries are ignored for segment reporting purposes. Refer to “Results of Operations—Non-Interest Income” for additional discussion.

          Residential Loans Profits from the Corporation’s residential loan portfolio decreased by $1.4 million or 64% and $3.4 million or 56% during the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in the previous year. The decline in this profit center’s earnings was primarily due to a decline in interest rate spread. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation’s average cost of interest-bearing liabilities declined by 58 basis points between the nine month period in 2002 and the same period in 2003. In contrast, the yield on the profit center’s single-family residential loans declined by 127 basis points between the periods.

          During the nine months ended September 30, 2003, the average assets assigned to this profit center were $790 million, a $26 million or 3.2% decrease from the same period in 2002. Average assets during the most recent quarter declined by $113 million or 12.8% compared to the third quarter of 2002. A decrease in loans purchased contributed to the decline in average assets. Year-to-date, residential loan purchases decreased from $297 million in 2002 to $186 million in 2003.

          Commercial Real Estate Lending Profits from commercial real estate lending declined by $499,000 or 19.5% and $437,000 or 6.0% during the three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. This decline was partially the result of a decrease in the profit center’s interest rate spread in 2003 compared to 2002. This profit center is primarily funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation’s average cost of interest-bearing liabilities declined by 58 basis points between the first nine months of 2003 and the same period in the previous year. However, the yield on commercial real estate loans declined by 76 basis points between these same periods. Also contributing to the decline in profits was a $42 million or 7.5% decrease in average assets assigned to this profit center. During the nine months ended September 30, 2003, this profit center originated $80 million in commercial real estate loans compared to $82 million in the same period last year.

          Consumer Lending Profits from the Corporation’s consumer lending activities decreased by $414,000 or 21.7% and $561,000 or 11.7% during the three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in the previous year. This decrease was primarily attributable to a decline in the profit center’s interest rate spread in the most recent year, compared to the same timeframe in 2002. Similar to commercial real estate loans, this profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The yield on consumer loans declined by 111 basis points between the first nine months of 2003 and the same period in the previous year. The Corporation’s average cost of interest-bearing liabilities, however, only declined by 58 basis points between these same periods.

          During the nine months ended September 30, 2003, the average assets assigned to this profit center were $481 million, a $34 million or 7.5% increase over the same period last year. Year-to-date, this profit center has originated $380 million in loans in 2003 compared to $334 million in 2002.

          Education Lending Profits from education lending declined by $289,000 or 91% and $1.2 million or 66% during the three and nine month periods ended September 30,2003, respectively, as compared to the same periods in the previous year. These declines were primarily due to a decrease in the profit center’s interest rate spread in 2003 compared to 2002. During 2003, the average yield on education loans has declined more than the average cost of the funding sources for the profit center, which consist primarily of money market demand accounts. Education loans have variable rates. As such, their yield responds quickly to changes in market interest rates.

          During the nine months ended September 30, 2003, the average assets assigned to this profit center were $209 million, a $1.3 million or 0.6% decline from the same period last year. Year-to-date, this profit center has originated $47.9 million in loans in 2003 compared to $35.7 million in 2002. Competition for education lending has increased significantly in recent years. As a result, management has found it difficult to increase the size of this portfolio. Management expects this trend to continue into the foreseeable future.

          Business Banking Losses from the Corporation’s business banking operations were $50,000 and $267,000 for the three and nine month periods ended September 30,2003. The results of this profit center include costs associated with the development of business banking services and the expansion of business banking into additional geographic markets. The financial results of this profit center have not been reported separately for 2002 due to efforts in that year to design these products on the Corporation’s systems, as well as efforts to develop departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

          Investment and Mortgage-Related Securities Loss from the Corporation’s investment securities portfolio was $359,000 in the three month period ended September 30, 2003, compared to a profit of $251,000 in the same period in 2002. On a year-to-date basis, the loss was $1.2 million in 2003 compared to a profit of $1.3 million in 2002. These declines were primarily due to a decrease in the profit center’s interest rate spread in 2003 compared to 2002. This profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation’s average cost of interest-bearing liabilities declined by 58 basis points between the first nine months of 2003 and the same period in the previous year. However, the yield on the investment securities portfolio declined by 139 basis points between these same periods due to accelerated prepayments of higher yielding securities. Additionally, the profitability of this profit center has been adversely impacted in 2002 and 2003 by high levels of liquidity on the balance sheet that has shifted the mix of the portfolio towards lower yielding overnight investments.

          During the nine months ended September 30, 2003, the average assets assigned to this profit center were $716 million, a $157 million or 28% increase from the same period last year.

          Other Segments This segment consists of the parent holding company and certain of the Bank’s wholly-owned subsidiaries. In addition, in 2002 this profit center contained the preliminary results of the

Corporation’s new line of business—business banking. The financial results of this profit center were not reported separately in 2002 due to continuing efforts to develop the departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

          Non-GAAP Adjustments Non-GAAP adjustments were ($630,000) in the third quarter of 2003 compared to ($1.4) million in the third quarter of 2002. This increase was due to a $8.8 million change in MSR loss provisions between periods that is ignored in the product profitability model. This change was only partially offset by $4.4 million increase in FHLB prepayment penalty expense, net of income tax expense. This item was also ignored in the model. Year-to-date, non-GAAP adjustments were ($2.0) million in 2003 compared to ($1.7) million in 2002.

          Net Cost to Acquire and Maintain Deposit Liabilities In addition to the after-tax performance of the aforementioned profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities. The Corporation’s profit centers are allocated a share of the net cost to acquire and maintain deposit liabilities according to their proportionate use of such deposits as a funding source. As such, changes in the net cost to acquire and maintain deposit liabilities will impact most of the Corporation’s profit centers.

          The net cost to acquire and maintain deposit liabilities was 1.38% and 1.28% of average deposit liabilities outstanding during the three months ended September 30, 2003 and 2002, respectively. The increase in net cost between these periods was the result of an increase in the Corporation’s net costs of operating its branch network and a decrease in its average deposit liabilities. On a year-to-date basis, the net cost was 1.33% and 1.32%, respectively.

Financial Condition

     Overview The Corporation’s total assets decreased by $35.0 million or 1.2% during the nine months ended September 30, 2003. This decrease was due primarily to declines in overnight investments and loans held for sale, the proceeds from which were redirected in part to mortgage-related securities and loans held for investment, as well as a net reduction in deposit liabilities and FHLB advances.

     Overnight Investments Interest-bearing deposits with banks, which consist of overnight investments at the FHLB, short-term money market accounts, and federal funds purchased, decreased by $163 million or 91% from $180 million at December 31, 2002, to $17.0 million at September 30, 2003. This decrease was the result of the reinvestment of these balances into other interest-earning assets such as mortgage-related securities and loans held for investment.

     Mortgage-Backed and Related Securities The Corporation’s aggregate investment in its mortgage-backed and related securities portfolios increased by $71.7 million or 18.1% during the nine months ended September 30, 2003. During this period, the Corporation’s purchased $578 million in short- and medium-term, fixed- and adjustable-rate collateralized mortgage obligations (“CMOs”). This development was offset in part by the repayment of $502 million in mortgage-backed and related securities.

     Loans Held for Sale The Corporation’s loans held for sale decreased by $32.2 million or nearly 65% during the nine months ended September 30, 2003. During the latter part of the third quarter of 2003, some stability returned to the interest rate environment with rates even increasing slightly, which curtailed high levels of refinance activity and resulted in a lower level of loans held for sale.

     Loans Held for Investment The Corporation’s loans held for investment increased by $91.9 million or 4.4% during the nine months ended September 30, 2003. Most of this increase was the result of the Corporation’s purchase of $186 million in single-family residential loans from third-party financial institutions. The historically low interest rate environment that has persisted over the past year had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to “lock-in” a lower long-term rate. Given the Corporation’s policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined in the most recent period.

     Single-family residential loans purchased by the Corporation are subjected to substantially the same underwriting process as the Corporation’s own loans. The servicing of these loans is retained by the sellers, for which the Corporation pays a fee of approximately 38 basis points on the unpaid principal balance. The loans are generally located throughout the U.S., with no single state making up more than 30 to 40% of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 275 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of five years before their first adjustment date. FCHI, the Bank’s wholly-owned investment subsidiary in Nevada, purchased the loans.

     Mortgage Servicing Rights The Corporation’s mortgage servicing rights, net of valuation allowances (if any), were $36.8 million and $30.2 million as of September 30, 2003, and December 31, 2002, respectively. These amounts were 1.11% and 1.02% of the outstanding principal of loans serviced for others, which amounted to $3.3 billion and $3.0 billion at September 30, 2003, and December 31, 2002, respectively. The valuation allowance for MSR losses was zero at September 30, 2003, and $3.4 million at December 31, 2002.

     Deposit Liabilities The Corporation’s deposit liabilities decreased by $93.0 million or 3.9% during the nine months ended September 30, 2003. In March 2003, management lowered rates on certificates of deposit and certain other deposit offerings in an effort to improve the Corporation’s interest rate spread. Although the Corporation’s certificate of deposits remain competitively priced, management believes growth in the Corporation’s deposit liabilities may slow or even be negative in the near term as the Corporation’s most rate-sensitive customers move deposits to competitors offering higher rates.

     During the third quarter of 2003 the Corporation introduced a new money market account with a guaranteed rate of 2% through the end of 2003. Customer balances in this account grew by $163 million during the period.

     The Corporation’s deposit liabilities were also impacted by a $48.7 million or over 35% decrease in custodial deposit accounts during the nine months ended September 30, 2003. The Corporation maintains borrowers’ principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts declined at September 2003 due to decreases in loan prepayment activity that began late in the current quarter.

     FHLB Advances The Corporation’s FHLB advances increased by $53.0 million or 13.2% during the nine months ended September 30, 2003. This increase occurred as a result of the aforementioned decrease in deposit liabilities.

     During the third quarter of 2003 the Bank prepaid $128 million in term advances from the Federal Home Loan Bank of Chicago and incurred a prepayment penalty of $7.4 million. The advances had a remaining maturity of 1.3 years and a weighted average cost of 5.84%. They were replaced by overnight borrowings from the FHLB at a substantially lower rate.

     Non-Performing Assets The Corporation’s non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgment) amounted to $10.5 million or 0.35% of total assets at September 30, 2003, compared to $9.1 million or 0.30% of total assets at December 31, 2002. The Corporation’s allowance for loan and real estate losses was 106% and 130% of total non-performing assets as of the same dates, respectively.

     In addition to non-performing assets, at September 30, 2003, management was closely monitoring $16.7 million in assets, which it had classified as doubtful or substandard, but which were performing in accordance with their terms. This compares to $22.6 million in such assets at December 31, 2002. The decrease from 2002 was due primarily to three business relationships that refinanced with other financial institutions.

Liquidity and Capital Resources

     The Corporation’s primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During the first nine months of 2003, the Corporation used these sources of funds to fund loan commitments, purchase mortgage-related securities, and cover maturing liabilities and deposit withdrawals. Management believes that the Corporation has adequate resources to fund all of its obligations or commitments, that all of its obligations or commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments.

     The Corporation’s stockholders’ equity ratio as of September 30, 2003, was 7.55% of total assets. The Corporation’s long-term goal is to maintain its stockholders’ equity ratio at approximately 7.0%, which is consistent with the Corporation’s long-term objectives for return on equity of at least 15% per year and return on assets of at least 1% per year. The Corporation’s tangible stockholders’ equity ratio was 6.19% as of September 30, 2003.

     The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a “well capitalized” institution). At September 30, 2003, the Bank’s regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a “well capitalized” institution.

     The Corporation paid cash dividends of $8.1 million and $7.6 million during the nine months ended September 30, 2003 and 2002, respectively. These amounts equated to dividend payout ratios of 30.1% and 30.4% of the net income in such periods, respectively. It is the Corporation’s objective to maintain its dividend payout ratio in a range of 25% to 35% of net income, which is consistent with the Corporation’s long-term earnings and asset growth rate objectives of 10% per year and a return on equity objective of 15% per year. However, the Corporation’s dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders’ equity in relation to the Corporation’s stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation’s ability to pay dividends and/or maintain a given dividend payout ratio.

     On October 28, 2003, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.14 per share payable on December 11, 2003, to shareholders of record on November 20, 2003.

     During the nine month period ending September 30, 2003, the Corporation repurchased 26,198 shares under its 2000 stock repurchase plan (the “2000 Plan”) at a cost of approximately $508,000. In April 2002, the Corporation’s Board of Directors adopted another stock repurchase plan (the “2002 Plan”) that authorizes the repurchase of up to 1,001,678 shares or approximately 5% of the Corporation’s outstanding common stock. In April 2003, the Corporation’s Board of Directors extended the 2000 and 2002 Plans for another twelve months. Both the 2000 and 2002 Plans authorize the Corporation to repurchase shares from time-to-time in open-market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

     During the nine month period ending September 30, 2003, the Corporation reissued 115,460 shares of common stock out of its inventory of treasury stock with a cost basis of approximately $2.3 million. In general, these shares were issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

Other Matters

     On October 10, 2003, the Corporation completed the acquisition of Liberty Bancshares, Inc. (“LBI”), the parent company of Liberty State Bank, headquartered in St. Paul, Minnesota. As a result of the acquisition, LBI was merged into the Corporation. The transaction was valued at approximately $80 million, of which 38 percent was cash and 62 percent was 2.6 million newly-issued common shares of FTFC. The purchase price represented approximately 2.0 times LBI’s book value and 16 times 12-month trailing earnings as of September 30, 2003. The transaction was accounted for using the purchase method of accounting in accordance with SFAS 142. The amount of goodwill recorded in connection with this transaction will depend on the estimated fair value that will be assigned to the identifiable tangible and intangible assets and liabilities of LBI, including a deposit-based intangible asset. Management has not completed a deposit portfolio valuation analysis as of the date of this report or completed its estimate of the fair value of LBI’s tangible assets and liabilities. As such, management is not able to estimate the value of the deposit-based intangible or goodwill at this time.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Corporation manages the exposure of its operations to changes in interest rates (“interest rate risk” or “market risk”) by monitoring its ratios of interest-earning assets to interest-bearing liabilities within one- and three-year maturities and/or repricing dates (i.e., its one- and three-year “gaps”). Management has sought to control the Corporation’s one- and three-year gaps, thereby limiting the affects of changes in interest rates on its future earnings, by selling substantially all of its long-term, fixed-rate, single-family mortgage loan production, investing in adjustable-rate single-family mortgage loans, investing in consumer, education, and commercial business loans, which generally have shorter terms to maturity and/or floating rates of interest, and investing in commercial real estate loans, which also tend to have shorter terms to maturity and/or floating rates of interest. The Corporation also invests from time-to-time in adjustable-rate and short- and medium-term fixed- and adjustable-rate CMOs and MBSs. As a result of this strategy, the Corporation’s exposure to interest rate risk is significantly impacted by its funding of the aforementioned asset groups with deposit liabilities and FHLB advances that tend to have average terms to maturity of less than one year or carry floating rates of interest.

     In general, it is management’s long-term goal to maintain the Corporation’s one-year gap in a range of +/- 30% and its three-year gap in a range of +/- 10%, although typically the Corporations’ one- and three-year gaps will be negative. Management believes this strategy takes advantage of the fact that market yield curves tend to be upward sloping, which increases the spread between the Corporation’s earning assets and interest-bearing liabilities. Furthermore, management of the Corporation does not believe that this strategy exposes the Corporation to unacceptable levels of interest rate risk as evidenced by the fact that the Corporation’s three-year gap is generally maintained in a narrow band around zero, which implies that the Corporation is exposed to little interest rate risk over a three-year horizon. In addition, it should be noted that for purposes of its gap analysis, the Corporation classifies its interest-bearing checking, savings, and money market deposits in the shortest category, due to their potential to reprice. However, it is the Corporation’s experience that these deposits do not reprice as quickly or to the same extent as other financial instruments, especially in a rising rate environment. In addition, the Corporation classifies certain FHLB advances that are redeemable prior to maturity (at the option of the FHLB) according to their redemption dates, which are earlier than their maturity dates.

     Although management believes that its asset/liability management strategies reduce the potential effects of changes in interest rates on the Corporation’s operations, material and prolonged increases in interest rates may adversely affect the Corporation’s operations because the Corporation’s interest-bearing liabilities which mature or reprice within one year are greater than the Corporation’s interest-earning assets which mature or reprice within the same period. Alternatively, material and prolonged decreases in interest rates may benefit the Corporation’s operations.

     The Corporation is also required by the OTS to estimate the sensitivity of its net portfolio value of equity (“NPV”) to immediate and sustained changes in interest rates and to measure such sensitivity on at least a quarterly basis. NPV is defined as the estimated net present value of an institution’s existing assets, liabilities, and off-balance sheet instruments at a given level of market interest rates. In general, it is management’s goal to limit estimated changes in the Corporation’s NPV under specified interest rate scenarios such that the Corporation will continue to be classified by the OTS as an institution with minimal exposure to interest rate risk.

     As of September 30, 2003, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 2002.

ITEM 4—CONTROLS AND PROCEDURES

     The Corporation’s senior management, with the participation of the Corporation’s chief executive officer and chief financial officer, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Corporation’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, the disclosure controls and procedures were (1) designed to ensure that material information relating to the Corporation, including the Bank and the Bank’s wholly-owned subsidiaries, is made known to the Corporation’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

Refer to Note 4 of the Corporation’s Consolidated Financial Statements.

ITEM 2—Changes in Securities

None.

ITEM 3—Defaults Upon Senior Securities

Not applicable.

ITEM 4—Submission of Matters to Vote of Security Holders

None.

ITEM 5—Other Information

None.

ITEM 6—Exhibits and Reports on Form 8-K

     a) Exhibits.

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer of First Federal Capital Corp
31.2	Certification of Senior Vice President and Chief Financial Officer of First Federal Capital Corp
31.3	Certification of Controller of First Federal Capital Corp
34.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by President and Chief Executive Officer of First Federal Capital Corp
34.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by Senior Vice President and Chief Financial Officer of First Federal Capital Corp
34.3	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by Controller of First Federal Capital Corp

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

Report filed July 7, 2003. The report included a press release announcing that First Federal Capital Corp, on September 30, engaged Deloitte & Touche LLP as its independent accountant, replacing Ernst & Young LLP. The letter of concurrence was included by exhibit. No disagreements were cited.

Report filed October 23, 2003. The report included a press release announcing earnings for First Federal Capital Corp for the three and nine month periods ended September 30, 2003.

Exhibit Index

Exhibit Number	Description

31.1	Certification of President and Chief Executive Officer of First Federal Capital Corp
31.2	Certification of Senior Vice President and Chief Financial Officer of First Federal Capital Corp
31.3	Certification of Controller of First Federal Capital Corp
34.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by President and Chief Executive Officer of First Federal Capital Corp
34.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by Senior Vice President and Chief Financial Officer of First Federal Capital Corp
34.3	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002 signed by Controller of First Federal Capital Corp

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL CAPITAL CORP

/s/ Jack C. Rusch	November 12, 2003
Jack C. Rusch
President and Chief Executive Officer
(duly authorized officer)

/s/ Michael W. Dosland	November 12, 2003
Michael W. Dosland
Senior Vice President and
Chief Financial Officer

/s/ Kenneth C. Osowski	November 12, 2003
Kenneth C. Osowski
Vice President and Controller