Form 10-K
period 2003-12-31
FIRST FEDERAL CAPITAL CORP
filed 2004-03-12
CIK 851207

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as the Registrant has been subject to such requirements), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of most recently completed second fiscal quarter (June 30, 2003), was approximately $337.0 million. This amount was based on the closing price of $19.78 per share of the Registrant's common stock as of the same date.

Indicate by check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The number of shares of common stock of the Registrant outstanding as of March 3, 2004, was 22,393,714 (net of 11,552 shares held as treasury stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

================================================================================

FIRST FEDERAL CAPITAL CORP

                           FORM 10-K TABLE OF CONTENTS

                                                                                                                  Page
PART I
          Item 1--Business....................................................................................      2

          Item 2--Properties..................................................................................     14

          Item 3--Legal Proceedings...........................................................................     14

          Item 4--Submission of Matters to a Vote of Security Holders.........................................     14

PART II

          Item 5--Market for Registrant's Common Equity and Related Stockholder Matters.......................     15

          Item 6--Selected Financial Data.....................................................................     16

          Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.......     17

          Item 7A--Quantitative and Qualitative Disclosures about Market Risk.................................     35

          Item 8--Financial Statements and Supplementary Data.................................................     38

          Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........     68

          Item 9A--Controls and Procedures....................................................................     68

PART III

          Item 10--Directors and Executive Officers of the Registrant.........................................     69

          Item 11--Executive Compensation.....................................................................     69

          Item 12--Security Ownership of Certain Beneficial Owners and Management and Related
                   Stockholder Matters........................................................................     69

          Item 13--Certain Relationships and Related Transactions.............................................     69

PART IV

          Item 14--Principal Accountant Fees and Services.....................................................     69

          Item 15--Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................     70

SIGNATURES....................................................................................................     72

CERTIFICATION.................................................................................................     75

EXHIBITS......................................................................................................     81

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

         The Corporation's principal office is located at 605 State Street, La Crosse, Wisconsin, 54601, and its telephone number is (608) 784-8000. The Corporation's internet page is located at www.firstfed.com. The Corporation will make available on its website free of charge its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The Corporation has also made available on its internet site the Code of Business Conduct and Ethics applicable to its senior officers.

FIRST FEDERAL CAPITAL BANK

         The Bank was founded in 1934 and is a federally-chartered, federally-insured, savings bank headquartered in La Crosse, Wisconsin. Effective March 1, 2003, the Bank changed its name from "First Federal Savings Bank La Crosse-Madison" to "First Federal Capital Bank". Beginning on that date, the new name appeared on all legal documents and official communications. Signs, promotional messages, letterhead, and business cards did not change, but continued to carry the "First Federal" name and logo. This change was made to more appropriately reflect the Bank's expansion into new geographic markets in recent years, as well as its expansion into business banking in 2001.

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

         The Bank's primary market areas for conducting its activities consist of communities located in the southern two-thirds of Wisconsin, northern Illinois, and south-eastern Minnesota. The Bank maintains 95 banking offices in its market areas. Twenty of these offices are located in the Madison metropolitan area, seven in the Eau Claire metropolitan area, six in the La Crosse metropolitan area, four each in the Appleton and Wausau areas, three each in the Beloit, Hudson, Oshkosh, and Green Bay areas, and two each in the cities of Kenosha, Janesville, River Falls, and Neenah, Wisconsin. The Bank also maintains one banking facility in fifteen other cities located throughout its market area in Wisconsin. The Bank also has six offices in the Rockford, Illinois, area and ten offices in Minnesota, including five in Rochester and one in St. Paul. Finally, the Bank has three separate residential loan production offices, two of which are located in Appleton and one in Eau Claire, Wisconsin.

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

ORGANIZATIONAL STRUCTURE AND SEGMENT REPORTING

         The principal components of the Corporation's organization consist of a Retail Banking Division, which has primary responsibility for the sale and delivery of all the Corporation's products and services to retail customers and a Commercial Banking Division, which has primary responsibility for the sale and delivery of products and services to business and commercial real estate customers. The Corporation also has a Corporate Operations and Mortgage Banking Division, which has primary responsibility for service and support of loan and deposit products, data and technology management, property management, and the origination and sale of single-family residential loans. Finally, the Corporation has a Finance and Treasury Division, a Human Resources Division, and a Marketing Department. Each division/department is led by an officer that reports directly to the president of the Corporation.

         The Corporation accounts for its operations along product lines. The Corporation tracks profitability in six major areas: (i) residential lending,
(ii) commercial real estate lending, (iii) consumer lending, (iv) education lending, (v) business banking, and (vi) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes mortgage-backed securities that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, excluding loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Consumer lending consists of the Corporation's second mortgage, automobile, and other consumer installment loans, excluding loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Education lending consists of the Corporation's portfolio of education loans, as well as functions related to the origination and servicing of such loans. Business banking consists of the Corporation's portfolio of commercial business loans, including certain commercial real estate and consumer loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. As previously noted, however, mortgage-backed securities collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

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

LENDING ACTIVITIES

         GENERAL The principal categories of loans in the Corporation's portfolio are conventional real estate loans secured by single-family residences, commercial real estate loans secured by multi-family residential and non-residential real estate, consumer loans secured primarily by second mortgages on single-family residences and automobiles, government-guaranteed education loans, and commercial loans to businesses secured by varied collateral or consideration. As of December 31, 2003, approximately 76% of the Corporation's total assets consisted of loans held for investment purposes.

         RESIDENTIAL LENDING Single-family residential loans accounted for approximately 30% of the Corporation's gross loans as of December 31, 2003. Applications for single-family residential and construction loans are accepted by commission-based employees of the Corporation at a number of locations (most of which are located with deposit-taking offices) and by salaried employees at a few other deposit-taking offices that are able to handle such applications.

         In general, the Corporation retains in its portfolio only single-family residential mortgage loans that provide for periodic adjustments of the interest rate ("adjustable-rate mortgage loans"). These loans generally have terms of up to 30 years and interest rates that adjust every one to two years in accordance with an index based on the yield on certain U.S. government securities. A portion of these loans may guarantee borrowers a fixed rate of interest for the first three to five years of the loan's term. Furthermore, most of these loans have annual interest rate change limits ranging from 1% to 2%, maximum lifetime interest rates ranging from 11% to 13%, and minimum lifetime floor rates of approximately 6% to 7%. It is the Corporation's practice from time-to-time to discount the interest rate it charges on its adjustable-rate mortgage loans during the first one to five years of the loan, which has the effect of reducing a borrower's payment during such years. In addition, most of the Corporation's owner-occupied adjustable-rate mortgage loan agreements permit borrowers to convert their adjustable-rate loans to fixed-rate loans under certain circumstances in exchange for a fee. Upon conversion, the Corporation generally sells such loans in the secondary market.

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

         The Corporation occasionally purchases adjustable-rate single-family residential loans from third-party financial institutions. In general, such loans are subject to the same underwriting standards as loans originated directly by the Corporation. However, such loans are usually secured by properties located outside of the Corporation's primary market areas. The seller generally retains servicing of the loans. As of December 31, 2003, approximately 32% of the Corporation's single-family residential loan portfolio consisted of purchased loans.

         Although the Corporation generally retains only adjustable-rate mortgage loans in its portfolio, it continues to originate and service fixed-rate mortgage loans in order to provide a full range of products to its customers. In general, such loans are originated only under terms, conditions, and documentation standards that make such loans eligible for sale to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae"), the FHLB, and other institutional investors. The Corporation generally sells these loans at the time they are originated, but continues to service these loans for its customers. In addition, the Corporation generally sells any adjustable-rate mortgage loans that convert to fixed-rate loans in accordance with options granted to such borrowers in the original loan documents, as previously described. Sales of mortgage loans provide additional funds for lending and other business purposes.

         Sales or securitizations of mortgage loans through Freddie Mac and Fannie Mae have generally been under terms that do not provide for any recourse against the Corporation by the investor. In the case of sales to the FHLB, however, the Corporation retains the credit risk on the underlying loans in exchange for a credit enhancement fee. Furthermore, the Corporation on occasion has also retained the credit risk on certain securitizations of its own loans into mortgage-backed securities through Freddie Mac or Fannie Mae.

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

         The Corporation also offers loan programs to qualifying borrowers with good credit standing which will enable them to obtain a second mortgage loan from the Corporation in conjunction with their first mortgage loan. Under these programs, the combined principal balance of the loans will not exceed 100% of the property's value and the Corporation will waive the requirement for private mortgage insurance.

         The Corporation also originates loans to individuals to construct single-family residences. Such loans accounted for approximately 3% of the Corporation's gross loans as of December 31, 2003. Construction loans may be made without commitments to purchase the property being constructed and the borrower may not have take-out commitments for permanent financing on hand at the time of origination. Construction loans generally have a maturity of 6 to 12 months and a fixed rate of interest, with payments being made monthly on an interest-only basis. Construction loans are otherwise underwritten and approved in the same manner as other single-family residential loans. Construction loans, however, are generally considered to involve a higher degree of risk than conventional residential mortgage loans. This is because the risk of loss is largely dependent on the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds, if necessary. This risk has not had any adverse effect on the Corporation to date, although no assurances can be made with respect to future periods.

         In addition to servicing the loans in its own portfolio, the Corporation continues to service most of the loans that it sells to third-party investors (commonly referred to as "loans serviced for others"). Servicing mortgage loans, whether for its own portfolio or for others, includes such functions as collecting monthly principal and interest payments from borrowers, maintaining escrow accounts for real estate taxes and insurance, and making such payments on behalf of borrowers when they are due. When necessary, servicing of mortgage loans also includes functions related to the collection of delinquent principal and interest payments, loan foreclosure proceedings, and disposition of foreclosed real estate. As of December 31, 2003, loans serviced for others amounted to $3.3 billion.

         When the Corporation services loans for others, it is compensated for these services through the retention of a servicing fee from borrowers' monthly payments. The Corporation pays the third-party investors an agreed-upon yield on the loans, which is generally less than the interest agreed to be paid by the borrowers. The difference, typically 25 basis points or more, is retained by the Corporation and recognized as servicing fee income over the lives of the loans, net of amortization of capitalized mortgage servicing rights. The Corporation also receives fees and interest income from ancillary sources such as delinquency charges and float on escrow and other funds. The Corporation also purchases mortgage servicing rights from third parties for which it retains an agreed-upon fee from borrowers' monthly payments, as previously described. The Corporation performs substantially the same services for these loans as it does on its own originations. As of December 31, 2003, approximately 2% of the Corporation's servicing portfolio consisted of servicing purchased from third parties.

         Management believes that servicing mortgage loans for third parties provides a natural hedge against other risks inherent in the Corporation's mortgage banking operations. That is, fluctuations in volumes of mortgage loan originations and resulting gains on sales of such loans caused by changes in market interest rates will generally be offset in part by an opposite change in loan servicing fee income. These fluctuations are usually the result of actual loan prepayment activity that is different from that which was anticipated when the related servicing rights were originally recorded. However, fluctuations in the recorded value of mortgage servicing rights may also be caused by mark-to-market adjustments required to be recognized under generally accepted accounting principles ("GAAP"). That is, the value of servicing rights may fluctuate because of changes in the future prepayment assumptions or discount rates used to periodically value servicing rights. Although management believes that most of the Corporation's loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires mark-to-market losses resulting from a change in future prepayment assumptions to be recorded in the period in which the change occurs. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded under GAAP until the customer actually prepays the old loan and the new loan is sold in the secondary market. Mortgage servicing rights are particularly susceptible to unfavorable mark-to-market adjustments during periods of declining interest rates during which prepayment activity typically accelerates to levels above that which had been anticipated when the servicing rights were originally recorded. For additional discussion, refer to Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data", as well as Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         COMMERCIAL REAL ESTATE LENDING Multi-family residential loans and non-residential real estate loans (together "commercial real estate loans") accounted for approximately 28% of the Corporation's gross loans as of December 31, 2003. Applications for commercial real estate loans are accepted at the Corporation's offices in La Crosse, Madison, Appleton, Milwaukee, and Wausau, Wisconsin, and Rochester, St. Paul, and Wayzata, Minnesota. Underwriting and approval of commercial real estate loans, originated by commissioned loan officers located in such offices, is performed at the Corporation's main office in La Crosse, as is the servicing of such loans on an on-going basis. Commercial real estate loans originated in conjunction with a business banking relationship are underwritten and approved by authorized personnel in the local market where business banking products and services are sold (currently La Crosse, Wausau, Oshkosh, Rochester, and St. Paul). Such loans are subject to the general policies and procedures outlined in "Commercial Business Lending", below. It is the Corporation's general policy to restrict its commercial real estate lending to loans secured by properties located within a 300-mile radius of La Crosse, which includes all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota.

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

         The Corporation occasionally purchases commercial real estate loans from third-party financial institutions. In general, such loans are subject to the same geographic restrictions and underwriting standards as loans originated directly by the Corporation. The Corporation, however, does not generally service such loans after their acquisition. As of December 31, 2003, approximately 8% of the Corporation's commercial real estate portfolio consisted of purchased loans.

         From time-to-time the Corporation originates loans to construct multi-family residential and non-residential real estate properties. Such loans accounted for approximately 2% of the Corporation's gross loans as of December 31, 2003. Construction loans are generally considered to involve a higher degree of risk than mortgage loans on completed properties. The Corporation's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction, the estimated cost of construction, and the borrower's ability to advance additional construction funds if such should become necessary.

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

         The Corporation has attempted to minimize the foregoing risks by adopting what management believes are conservative underwriting guidelines that impose more stringent loan-to-value ratios, debt coverage ratios, and other requirements on loans believed to have higher elements of risk. The Corporation also requires independent appraisals on all loans, requires personal guarantees where appropriate, limits the geographic area in which the Corporation will make construction loans, and limits the types of loans in its portfolio, as previously described.

         CONSUMER LENDING The Corporation offers consumer loans in order to provide a full range of financial services to its customers. Such loans accounted for approximately 23% of the Corporation's gross loans as of December 31, 2003. Most of the Corporation's consumer loan portfolio consists of second mortgage loans and home equity lines of credit, but also includes automobile loans, recreational vehicle and mobile home loans, deposit account secured loans, and unsecured lines of credit or signature loans. The Corporation services all of its own consumer loans.

         Applications for consumer loans are taken at most of the Corporation's banking offices, through its internet banking channel, and over the phone at the Corporation's headquarters in La Crosse. Applications for automobile loans are also accepted through relationships established with a limited number of qualifying automobile dealerships ("indirect automobile lending"). The majority of consumer loans are underwritten, approved, and serviced on an on-going basis at the Corporation's headquarters. In the case of indirect automobile lending, such loans are underwritten and approved by the office that has established the business banking relationship with the automobile dealership. As of December 31, 2003, indirect automobile lending was being conducted in Rochester and St. Paul, Minnesota, and represented approximately 39% of the Corporation's automobile loan portfolio.

         Consumer loans generally have shorter terms and higher rates of interest than conventional mortgage loans, but typically involve more credit risk than such loans because of the nature of the collateral and, in some instances, the absence of collateral. In general, consumer loans are more dependent upon the borrower's continuing financial stability, are more likely to be affected by adverse personal circumstances, and are often secured by rapidly depreciating personal property such as automobiles. In addition, various laws, including bankruptcy and insolvency laws, may limit the amount that may be recovered from a borrower. However, such risks are mitigated to some extent in the case of second mortgage loans and home-equity lines of credit. These types of loans are secured by a second mortgage on the borrower's residence for which the total principal balance outstanding (including the first mortgage) does not generally exceed 100% of the property's value, although exceptions are sometimes made for high net worth or other qualifying borrowers. Second mortgage loans are generally fixed-rate and may have terms of up to ten years.

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

         EDUCATION LENDING The Corporation offers education loans through programs sponsored by an agency of the federal government. As such, the agency guarantees most of the principal and interest on such loans. A third-party services the loans for the Corporation after they are originated. Education loans generally carry variable rates of interest to the Corporation, subject to a floor rate that is reset in July of each year. Education loans accounted for approximately 8% of the Corporation's gross loans as of December 31, 2003.

         COMMERCIAL BUSINESS LENDING As of December 31, 2003, commercial business loans accounted for approximately 6% of the Corporation's gross loans. These loans may take the form of lines of credit, single payment loans, or term payment loans, and may be secured or unsecured depending on the creditworthiness of the borrower. The Corporation operates under a commercial business lending policy that establishes a number of tenets that guide management in making commercial lending decisions. Among these tenets are the purpose of the loan, the source of repayment, and an alternate source of repayment (generally in the form of collateral or outside guarantee). Applications for commercial business loans are accepted at the Corporation's offices in La Crosse, Wausau, and Oskhosh, Wisconsin, as well as Rochester and St. Paul, Minnesota. Lending relationships with total related borrowings of less than $1.0 million are underwritten and approved by authorized personnel in these local markets. Lending relationships between $1.0 million and $2.5 million are approved by an intermediate commercial loan committee. Lending relationships between $2.5 million and $5.0 million are approved by the Corporation's senior loan committee. Finally, lending relationships in excess of $5.0 million are approved by the Corporation's board of directors. It is the Corporation's general policy to restrict its commercial business lending to a market area defined as within a 150-mile radius of any office location where business banking products and services are sold.

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

         Commercial business loans generally involve more credit risk because of the nature of the collateral and, in some instances, the absence of collateral. Credit risk is controlled and monitored through active asset quality management and the use of lending standards, thorough review of potential borrowers, and active asset quality administration. Active asset quality administration, including early problem loan identification and timely resolution of problems, further ensures appropriate management of credit risk and minimization of loan losses.

         The Corporation occasionally participates in commercial business loans originated by third-party financial institutions. In general, such loans are subject to the same geographic restrictions and underwriting standards as loans originated by the Corporation. The Corporation, however, does not generally service such loans. As of December 31, 2003, approximately 27% of the Corporation's business loan portfolio consisted of loans originated by other financial institutions.

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

         ALLOWANCES FOR LOSSES ON LOANS AND REAL ESTATE The Corporation's policy is to establish allowances for estimated losses on specific loans and real estate when it determines that losses are probable and estimable. In addition, the Corporation maintains a general loss allowance against its loan and real estate portfolios that is based on its own loss experience, management's ongoing assessment of current economic conditions, the credit risk inherent in the portfolios, and the experience of the financial services industry. For additional information, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 3 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

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

INVESTMENT AND MORTGAGE-RELATED SECURITIES

         The Corporation periodically invests in collateralized mortgage obligations ("CMOs") and MBSs (collectively "mortgage-backed and related securities"). As of December 31, 2003, such investments accounted for approximately 12% of the Corporation's total assets.

         Management believes CMOs represent attractive investment alternatives relative to other investment vehicles, due to the variety of maturity and repayment options available through such investments and due to the limited credit risk associated with such securities. CMOs purchased by the Corporation represent a participation interest in a pool of single-family residential mortgage loans and are generally rated triple-A by independent credit-rating agencies. In addition, such investments are secured by credit enhancements and/or subordinated tranches or are collateralized by U.S. government agency MBSs. The Corporation generally invests only in sequential-pay, planned amortization class ("PAC"), and targeted amortization class ("TAC") tranches that, at the time of their purchase, are not considered to be high-risk derivative securities, as defined in applicable regulations. The Corporation does not invest in support-, companion-, or residual-type tranches. Furthermore, the Corporation does not invest in interest-only, principal-only, inverse-floating-rate CMO tranches, or similar complex securities.

         The Corporation also invests in MBSs that are guaranteed by Freddie Mac, Fannie Mae, or the Government National Mortgage Association ("Ginnie Mae"). In addition, the Corporation periodically securitizes or "swaps" mortgage loans in its own portfolio into Freddie Mac or Fannie Mae MBSs and continues to hold such securities. MBSs enhance the quality of the Corporation's assets by virtue of the guarantees that back them, although the Corporation at times has relinquished such guarantee on loans it has swapped into MBSs (for additional discussion, refer to Note 2 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). In addition, MBSs are more liquid than individual mortgage loans and receive treatment that is more favorable when used to collateralize certain borrowings of the Corporation.

         In addition to MBSs and CMOs, federally-chartered savings institutions such as the Bank have authority to invest in various other types of investment securities, including U.S. and state government obligations, securities of various federal agencies, certificates of deposit issued by insured banks and savings institutions, and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally-chartered savings institution is authorized to make directly. In general, investments in these types of securities are limited to the four highest credit categories as established by the major independent credit-rating agencies. Excluding U.S. government and federal agency securities and mutual funds that invest exclusively in such securities, the Corporation does not invest in individual securities that exceed 10% of its stockholder's equity. As of December 31, 2003, the Corporation held no investment securities other than MBSs and CMOs described above.

         The Corporation classifies its mortgage-backed and related securities and its other investment securities as either available for sale or held for investment. For additional discussion, refer to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

SOURCES OF FUNDS

         DEPOSIT LIABILITIES The Corporation's current deposit products include regular savings accounts, checking accounts, money market deposit accounts, individual retirement accounts, and certificates of deposit ranging in terms from three months to five years. Substantially all of the Corporation's deposits are obtained from individuals and businesses located in Wisconsin, northern Illinois, and south-eastern Minnesota. As of December 31, 2003, deposit liabilities accounted for approximately 77% of the Corporation's total liabilities and equity.

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

         The principal methods used by the Corporation to attract deposit accounts include offering a variety of products and services, competitive interest rates, and convenient office locations and hours. Most of the Corporation's free-standing banking offices have drive-up facilities and 49 of the Corporation's banking facilities are located in supermarkets. The

Corporation also owns 137 ATM machines, most of which are located in the Corporation's primary markets. Depositors may also obtain a debit card from the Corporation, which allows them to purchase goods and services directly from merchants. The same debit card also provides access to the ATM network.

         From time-to-time, the Corporation has also used certificates of deposit sold through third-party brokers ("brokered deposits") as an alternative to borrowings from the FHLB. FDIC regulations govern the acceptance of brokered deposits by insured depository institutions such as the Corporation. At December 31, 2003, the Corporation had $9.0 million in brokered deposits outstanding.

         FEDERAL HOME LOAN BANK ADVANCES The Corporation obtains advances from the FHLB secured by certain of its home mortgage loans and mortgage-related securities, as well as stock in the FHLB, a minimum amount of which the Corporation is required to own. Such advances may be made pursuant to several different credit programs, each with its own interest rate and range of maturity dates. As of December 31, 2003, FHLB advances accounted for approximately 11% of the Corporation's total liabilities and equity.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation occasionally enters into sales of securities under agreements to repurchase (commonly referred to as "reverse-repurchase agreements"). In form, these transactions are an arrangement in which the sale of securities is accompanied by a simultaneous agreement to repurchase the identical securities (or substantially the same securities) at a future date. In substance, however, these arrangements are borrowings secured by high-quality, highly-liquid securities such as Fannie Mae or Freddie Mac MBSs. Accordingly, these arrangements are accounted for as borrowings in the Corporation's financial statements.

         Securities sold under repurchase agreements are physically delivered to the broker-dealers that arrange the transactions. The broker-dealers may sell, loan, or otherwise dispose of such securities to other parties in the normal course of their operations. The Corporation is exposed to risk in these types of transactions in that changes in market prices, economic losses, or other factors could prevent or delay the counter-parties in the transaction from returning the securities at the maturity of the agreement. The Corporation limits its exposure to such risk by utilizing standard industry agreements, limiting transactions to large, reputable broker-dealers, limiting the amount that can be borrowed from an individual broker-dealer, and limiting the duration of such agreements (typically one to six months). There were no securities sold under agreements to repurchase as of December 31, 2003.

         FEDERAL FUNDS PURCHASED AND OTHER BORROWINGS The Corporation has lines of credit with three financial institutions. These lines, which amount to $60.0 million in the aggregate, permit the overnight purchase of federal funds. The Corporation also has a standard line of credit with one of these institutions in the amount of $60.0 million. As of December 31, 2003, there was $65.6 million outstanding under these lines of credit.

SUBSIDIARIES

         The Bank has a number of subsidiaries that engage in certain activities that management believes are more appropriately conducted by a subsidiary of the Bank. Following is a brief description of each subsidiary.

         FIRST CAP HOLDINGS, INC. The Bank formed a wholly-owned subsidiary in the State of Nevada in 1993. The subsidiary, First Cap Holdings, Inc. ("FCHI"), was formed to consolidate and improve the efficiency, management, safekeeping, and operations of the Bank's investment securities portfolio and certain other holdings. In addition, the formation of FCHI has resulted in a lower effective income tax rate for the Bank because the State of Nevada does not currently impose a corporate income tax. However, refer to "Taxation", below, for a discussion relating to the taxability of FCHI's earnings in the State of Wisconsin. In addition, refer to Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data". As of December 31, 2003, FCHI was managing $387 million in investments and mortgage-related securities and $241 million in purchased single-family residential loans for the Bank. FCHI's net income was $15.7 million, $21.7 million, and $26.4 million during the years ended December 31, 2003, 2002, and 2001, respectively. The Bank's net investment in FCHI as of December 31, 2003, was $633 million, which was eliminated in consolidation in accordance with GAAP.

         FIRST REINSURANCE, INC. The Bank formed a wholly-owned subsidiary in the State of Arizona in 1998. The subsidiary, First Reinsurance, Inc. ("FRI"), was formed to reinsure or "underwrite" credit life and disability insurance policies sold to the Bank's consumer loan customers. FRI assumes the first level of risk on these policies and a third-party insurer assumes the remaining risk. The third-party insurer is also responsible for performing most of the administrative functions of the subsidiary on a contract basis. FRI's net income was $193,000, $153,000, and $227,000 during the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, the Bank's net investment in FRI was $1.4 million, which was eliminated in consolidation in accordance with GAAP.

         FIRST ENTERPRISES, INC. The Bank's wholly-owned subsidiary, First Enterprises, Inc. ("FEI"), was incorporated in 1971 in the State of Wisconsin. During the period from the late-1970s to the mid-1980s, FEI was primarily involved in the acquisition and development of hotels. Except for the maintenance of its two remaining hotel investments, however, FEI is no longer involved in these types of activities. The principal asset of FEI is its investment in FF Mortgage Reinsurance, Inc. ("FFMR"), described in the next paragraph. FEI had net income of $506,000, $350,000, and $113,000 during the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, the Bank's net investment in FEI was $1.6 million, which was eliminated in consolidation in accordance with GAAP.

         FF MORTGAGE REINSURANCE, INC. In December 2000, FEI formed FF Mortgage Reinsurance, Inc. ("FFMR"), a Vermont corporation. FFMR was formed to reinsure or "underwrite" a portion of the mortgage impairment insurance policies purchased by the Bank's loan customers (refer to "Lending Activities--Residential Lending"). FFMR assumes a second level of risk on these policies, which is capped at a certain level. Third-party insurers assume the first level of risk, as well as any risk above the capped amount. A third-party management company is responsible for performing most of the administrative functions of the subsidiary on a contract basis. FFMR had net income of $479,000, $315,000, and $42,000 during the years ended December 31, 2003, 2002, and 2001, respectively. FEI's net investment in FFMR as of December 31, 2003, was $1.5 million, which was eliminated in consolidation in accordance with GAAP.

         TURTLE CREEK CORPORATION The Bank acquired Turtle Creek Corporation ("Turtle Creek") in 1995 as a result of its acquisition of another financial institution. Turtle Creek, a Wisconsin corporation, formerly held a limited partnership interest in an apartment complex providing housing for low-to-moderate income and elderly persons. Such investment was sold in the fourth quarter of 2003. Turtle Creek had net income of $85,000 in 2003 and net losses of $23,000, and $18,000 in 2002 and 2001, respectively. The Bank's net investment in Turtle Creek as of December 31, 2003, was $151,000, which was eliminated in consolidation in accordance with GAAP. The Corporation expects to liquidate this subsidiary in 2004.

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

REGULATION AND SUPERVISION

         References in this section to applicable laws and regulations are brief summaries only. All such summaries are qualified in their entirety by the applicable laws and regulations, which the reader is encouraged to consult to fully understand their details and operation.

         REGULATION OF THE CORPORATION The Corporation is a savings and loan holding company within the meaning of Section 10 of the Home Owners' Loan Act ("HOLA"). As such, the Corporation is registered with and subject to OTS examination and supervision as well as to certain OTS reporting requirements. The Corporation is also required to file certain reports and otherwise comply with the rules and regulations of the Securities and Exchange Commission ("SEC"). Furthermore, the Corporation is limited with respect to the transactions it can execute with its affiliates (including the Bank), and its ability to acquire control of another insured financial institution, as specified more fully in the applicable regulations. There generally are no restrictions as to activities of a unitary savings and loan holding company such as the Corporation as long as its sole insured subsidiary, the Bank, continues to meet certain regulatory requirements, which management believes it did as of December 31, 2003.

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

                  INSURANCE OF DEPOSITS The Bank's savings deposits are insured by SAIF, which is administered by the FDIC, up to the maximum extent provided by law, currently $100,000 for each depositor. The Bank is subject to a risk-based insurance assessment system under which higher insurance assessment rates are charged to those thrift institutions that are deemed to pose greater risk to the deposit insurance fund. Under this system, insurance assessments range from 0% of deposits for the healthiest financial institutions to 0.27% of deposits for the weakest. This risk-based assessment schedule is identical to that for institutions insured by the Bank Insurance Fund ("BIF"), which is also administered by the FDIC. Under both funds, the insurance assessment paid by a particular institution will depend on the "supervisory rating" it receives from the FDIC ("A," "B," or "C") and on its regulatory capital level ("well capitalized," "adequately capitalized," or "undercapitalized"). Based upon its current supervisory rating and regulatory capital level, and assuming no change in the Bank's risk classification or in overall premium assessment levels, the Bank anticipates that its insurance assessment for 2004 will be zero, which is the same as the Bank's 2003 rate.

                  CAPITAL STANDARDS The Bank is subject to minimum regulatory capital requirements as specified by OTS regulations. As more fully described in such regulations, the Bank is subject to a leverage limit of at least 3% of total assets, a tangible capital limit of at least 1.5% of total assets and a risk-based capital limit of at least 8% of risk-weighted assets. As of December 31, 2003, the Bank exceeded all minimum regulatory capital requirements as specified by the OTS.

                  The Bank is also subject to minimum regulatory capital requirements as specified by FDIC regulations. As more fully described in such regulations, the Bank must meet the following capital standards to be classified as "adequately capitalized" under FDIC guidelines: (1) Tier 1 capital in an amount not less than 4% of adjusted total assets, (ii) Tier 1 capital in an amount not less than 4% of risk-weighted assets, and (iii) total capital in an amount not less than 8% of risk-weighted assets. As of December 31, 2003, the Bank exceeded all minimum regulatory capital requirements as specified by the FDIC. For additional discussion, refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data."

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

                  QUALIFIED THRIFT LENDER TEST A savings association that does not meet the Qualified Thrift Lender Test ("QTL Test"), as set forth in the HOLA and OTS regulations, may lose access to FHLB advances and must either convert to a bank charter or comply with certain restrictions on its operations. Under the QTL Test, a savings association is required to maintain a certain percentage of its assets in qualifying investments, as defined by regulations. In general, qualifying investments consist of housing-related assets. At December 31, 2003, the Bank's assets invested in qualifying investments exceeded the percentage required to qualify the Bank under the QTL Test.

                  FEDERAL HOME LOAN BANK SYSTEM The Bank is a member of the FHLB System, which consists of 12 regional FHLBs, subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member financial institutions. The Bank, as a member of the FHLB of Chicago, is required to purchase and hold shares of capital stock in the FHLB of Chicago. The requirement is equal to the greater of 1% of the Bank's aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB of Chicago. At December 31, 2003, the Bank had a $59.6 million investment in the stock of the FHLB and was in compliance with this requirement.

                  The Bank's investment in FHLB stock, its single-family mortgage loans, and certain other assets (consisting principally of CMOs and MBSs) are used to secure advances from the FHLB of Chicago. The interest rates charged on advances vary with the maturity of the advance and the FHLBs own cost of funds.

                  FEDERAL RESERVE SYSTEM Regulation D, as promulgated by the Federal Reserve Board, requires savings institutions to maintain non-interest-earning reserves against certain transaction deposit accounts and other liabilities. At December 31, 2003, the Bank's minimum required reserve level was $53.3 million and it was in compliance with the regulation.

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

TAXATION

         FEDERAL TAXATION The Corporation is subject to those rules of federal income taxation generally applicable to corporations under the Internal Revenue Code of 1986, as amended (the "IRC"). The Corporation, the Bank, and the Bank's wholly-owned subsidiaries (excluding FRI) file consolidated federal income tax returns, which has the effect of eliminating or deferring the tax consequences of intercompany distributions, including dividends, in the computation of consolidated taxable income. The consolidated entity pays taxes at the federal statutory rate of 35% of its taxable income, as defined in the IRC. Refer to Notes 1 and 9 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item, 8, "Financial Statements and Supplemental Data," for additional discussion. As of December 31, 2003, the Corporation had no material disputes outstanding with Internal Revenue Service.

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

         FCHI is incorporated in the State of Nevada, which does not currently impose a corporate income tax. Although the earnings of FCHI are not currently subject to taxation in the State of Wisconsin, from time-to-time legislation is proposed which, if adopted, would require combined income tax returns for entities headquartered in the state and result in taxation of FCHI's earnings. To date, none of these legislative proposals have been adopted. In addition, the Wisconsin Department of Revenue ("WDR") recently increased its examinations of banking entities in the state and is investigating whether to allocate income of out-of-state investment subsidiaries like FCHI to their parent banks. Indeed, in 2003 the WDR began examinations of a number of financial institutions, including the Bank, specifically aimed at their relationships with their investment subsidiaries. Management believes the WDR may take the position that some or all of the income of FCHI is allocable to the Bank and taxable in Wisconsin. Management believes the Bank, as well as FCHI, have complied with the tax rules relating to the income of out-of-state subsidiaries, and with the private rulings the WDR issued to the Bank in 1993 and 1997 in connection with its formation and operation of FCHI. The WDR has indicated that it may repudiate these rulings and management is uncertain at this time whether the WDR exam will result in an assessment. The Bank will oppose an assessment, if any.

         If the WDR is successful in allocating FCHI's income to the Bank, or if legislation referred to in the previous paragraph were to become law, such could result in the earnings of FCHI being subject to taxation in the State of Wisconsin. If the Corporation had been required to pay Wisconsin tax on FCHI's income for the year ended December 31, 2003, the Corporation's income tax expense would have been approximately $1.2 million higher than reported. This would have reduced diluted and basic earnings per share by approximately $0.06 per share. Furthermore, if the WDR determines that the earnings of FCHI in open tax years prior to 2003 should have been subject to tax in Wisconsin, management estimates that the Bank may be subject to a tax obligation of up to $14.5 million, net of federal and state tax benefit. This amount includes an estimate for interest, but excludes any penalties that may be assessed by the WDR, which could be as high as 25% of the gross assessment. As previously mentioned, however, the Bank will oppose an assessment related to this issue.

ITEM 2--PROPERTIES

         As of December 31, 2003, the Corporation conducted its business from its corporate offices in La Crosse, Wisconsin, 91 other banking facilities located throughout Wisconsin, northern Illinois, and south-eastern Minnesota, and three separate loan production offices, also located in Wisconsin. At such date, the Corporation owned the building and/or land for 26 of its offices and leased the building and/or the land for its remaining 69 properties, including 49 located in supermarkets. The Corporation also owns or leases certain other properties to meet various business needs. For additional information, refer to
Note 5 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

ITEM 3--LEGAL PROCEEDINGS

         The information required herein is included in Note 11 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data".

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders for vote during the fourth quarter of 2003.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

         The Corporation's common stock is traded on the Nasdaq national market under the symbol FTFC. As of February 18, 2004, the Corporation had 22,387,514 common shares outstanding (net of 15,352 shares of treasury stock), 1,420 stockholders of record, 3,330 estimated beneficial stockholders, and 4,750 estimated total stockholders.

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

         (3) "Quarterly Financial Information", included herein under Item 8, "Financial Statements and Supplementary Data--Supplementary Data".

         On October 10, 2003, the Corporation completed its acquisition of Liberty Bancshares, Inc. in St. Paul, Minnesota. The transaction was valued at $79.6 million, of which 38% or $30.3 million was paid in cash and 62% or $49.3 million was paid in the form of 2,596,475 shares of common stock of the Corporation. The Corporation issued the above shares of common stock based on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6--SELECTED FINANCIAL DATA

         The information in the following table contains selected consolidated financial and other data. This information has been derived in part from the Audited Consolidated Financial Statements included herein under Item 8, "Financial Statements and Supplementary Data". Accordingly, the table should be read in conjunction with such consolidated statements.

Dollars in thousands, except for per share amounts

   SELECTED BALANCE SHEET DATA AS OF DECEMBER 31              2003           2002             2001           2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                               $ 3,308,324    $ 3,025,624     $ 2,717,710    $ 2,352,726    $ 2,084,554
Investment securities available for sale, at fair value              -              -          35,462            817            873
Mortgage-backed and related securities:
  Available for sale, at fair value                            386,862        366,075         305,980        331,237        252,165
  Held for investment, at cost                                     613         30,030         134,010         77,299        103,932
Loans held for investment, net                               2,518,683      2,100,642       1,851,316      1,772,477      1,538,595
Allowance for loan losses                                       13,882         11,658           9,962          8,028          7,624
Mortgage servicing rights, net                                  36,341         30,171          29,909         23,280         21,728
Intangible assets                                               91,528         43,818          24,946         11,490         12,463
Deposit liabilities                                          2,552,837      2,355,148       2,029,254      1,699,252      1,471,259
FHLB advances and other borrowings                             416,699        417,613         467,447        490,846        469,580
Stockholders' equity                                           276,589        205,452         192,398        146,549        127,275
===================================================================================================================================

   SELECTED OPERATING DATA FOR YEAR ENDED DECEMBER 31          2003           2002            2001           2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Interest income                                            $   147,918    $   161,250     $   171,533    $   161,436    $   130,071
Interest expense                                                66,125         79,726         108,330        101,896         75,953
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                           81,793         81,525          63,202         59,540         54,117
Provision for loan losses                                        1,456          3,468           1,763          1,009            387
-----------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses           80,337         78,057          61,438         58,531         53,730
-----------------------------------------------------------------------------------------------------------------------------------
Gain (loss) from sale of investments and other assets                -           (166)             63          1,386              -
Other non-interest income                                       86,546         63,801          49,464         34,247         35,178
-----------------------------------------------------------------------------------------------------------------------------------
  Total non-interest income                                     86,546         63,635          49,527         35,633         35,178
Non-interest expense (1)                                       111,717         87,378          67,119         58,250         54,299
-----------------------------------------------------------------------------------------------------------------------------------
  Income before income tax expense                              55,166         54,313          43,847         35,914         34,609
Income tax expense                                              20,439         19,398          15,398         12,770         12,167
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                               $    34,727    $    34,916     $    28,448    $    23,144    $    22,441
===================================================================================================================================

 SELECTED OTHER DATA AT OR FOR THE YEAR ENDED DECEMBER 31      2003         2002         2001        2000         1999
-----------------------------------------------------------------------------------------------------------------------------------
Return on average assets                                        1.11%        1.23%         1.14%       1.04%       1.19%
Return on average equity                                       15.03        17.56         17.19       17.01       17.63
Equity to assets at end of period                               8.36         6.79          7.08        6.23        6.11
Tangible equity to tangible assets at end of period             5.75         5.42          6.22        5.77        5.54
Average interest rate spread                                    2.45         2.64          2.12        2.34        2.58
Average net interest margin                                     2.85         3.08          2.70        2.83        3.05
Ratio of allowance for loan losses to total loans held
  for investment at end of period                               0.55         0.55          0.54        0.45        0.50
Ratio of non-performing assets to total assets at end of
  period                                                        0.41         0.30          0.31        0.19        0.10
Ratio of non-interest income to total revenue (2)              51.41        43.84         43.93       37.44       39.40
Ratio of non-interest expense to average assets (3)             3.32         3.08          2.70        2.62        2.88
Efficiency ratio during period (4)                             61.38        59.71         58.58       60.88       59.65
Earnings per share:
  Diluted earnings per share                               $    1.69    $    1.73     $    1.51    $   1.25    $   1.17
  Basic earnings per share                                      1.71         1.76          1.52        1.26        1.21
Dividends paid per share                                        0.55         0.51          0.47        0.42        0.34
Stock price at end of period                                   22.56        19.31         15.70       14.50       14.63
Book value per share at end of period                          12.35        10.43          9.52        7.99        6.92
Tangible book value per share at end of period                  8.26         8.20          8.29        7.36        6.24
Banking facilities at end of period                               95           89            78          72          64
Full-time equivalent employees at end of period                1,362        1,213         1,033         897         831
===================================================================================================================================

(1) Includes $7.4 million in FHLB prepayment penalty in 2003.

(2) Total revenue is defined as the sum of net interest income and non-interest income.

(3) Excludes impact of FHLB prepayment penalty and gains (losses) on real estate owned.

(4) Excludes amortization of intangible assets, impact of FHLB prepayment penalty, and gains (losses) on sales of investment securities, if any.

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

                  MORTGAGE SERVICING RIGHTS For a discussion of the judgments and estimates relating to the initial recording of and ongoing accounting for mortgage servicing rights, refer to the appropriate section in Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under
Item 8. Additional discussion is also available in the "Residential Lending" section of Part I, Item 1, "Business--Lending Activities". Finally, information on the impact mortgage servicing rights have had on the Corporation's financial condition and results of operations for the years ending December 31, 2003, 2002, and 2001, can be found, below, in the sections entitled "Financial Condition--Mortgage Servicing Rights" and "Results of Operations--Non-Interest Income--Mortgage Banking Revenue".

                  ALLOWANCE FOR LOSSES ON LOANS AND REAL ESTATE For a discussion of the judgments and estimates relating to allowances for losses on loans and real estate, refer to the appropriate section in Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Item 8. Additional discussion is also available in the "Non-Performing and Other Classified Assets" section and the "Allowances for Losses on Loans and Real Estate" section of Part I, Item 1, "Business--Lending Activities". Finally, information on the impact loss allowances have had on the Corporation's financial condition and results of operations for the years ending December 31, 2003, 2002, and 2001, can be found, below, in the sections entitled "Financial Condition--Non-Performing Assets" and "Results of Operations--Provisions for Loan Losses".

         NEW ACCOUNTING STANDARDS AND POLICIES During the three-year period ended December 31, 2003, the Corporation adopted no new accounting standards or policies that, in management's judgment, had a material impact on its financial condition or results of operations. However, two new accounting standards were adopted during the period that were significant to the financial services industry as a whole. These standards are itemized in the paragraphs that follow.

                  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141, "BUSINESS COMBINATIONS" ("SFAS 141") This new standard requires the purchase method of accounting for all mergers and acquisitions, except in very limited instances. The Corporation adopted SFAS 141 in January 2002. This adoption did not have a material impact on the Corporation because the acquisitions it completed in 2003, 2002, and 2001 would have been accounted for using the purchase method regardless of SFAS 141. Refer to Note 15 of the Corporation's Audited Consolidated Financial Statements, included herein under Item 8.

                  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS 142") The Corporation adopted SFAS 142 in January 2002. For further discussion, refer to "Goodwill and Intangible Assets" in Note 1, as well as Note 6 of the Corporation's Audited Consolidated Financial Statements, included herein under Item 8.

RESULTS OF OPERATIONS

         OVERVIEW The Corporation's earnings for the years ended December 31, 2003, 2002, and 2001, were $34.7 million, $34.9 million, and $28.4 million, respectively. These amounts represented returns on average assets of 1.11%, 1.23%, and 1.14%, respectively, and returns on average equity of 15.03%, 17.56%, and 17.19%, respectively. Diluted earnings per share during these periods were $1.69, $1.73, and $1.51, respectively.

         The decrease in net income from 2002 to 2003 was principally due to increases in non-interest expense (due primarily to compensation and employee benefits and an FHLB prepayment penalty) and income tax expense (due in part to a higher effective tax rate). These developments were partially offset by increases in mortgage banking revenue, community banking revenue, and net interest income, as well as a decline in provision for loan losses.

         The increase in net income from 2001 to 2002 was principally due to increases in net interest income, mortgage banking revenue, and community banking revenue. These developments were partially offset by increases in non-interest expense (particularly compensation and employee benefits), provision for loan losses, and income tax expense (the latter due to higher pre-tax earnings).

         The following paragraphs discuss the aforementioned changes in greater detail along with other changes in the components of net income during the years ended December 31, 2003, 2002, and 2001.

         NET INTEREST INCOME Net interest income increased by approximately $268,000 or 0.3% and $18.3 million or almost 30% during the years ended December 31, 2003 and 2002, respectively. The improvement in both of these periods was partly volume related as the Corporation's average interest-earning assets grew by $226 million or 8.5% in 2003 and by $301 million or 12.8% in 2002. The principal source of this growth occurred in the Corporation's mortgage-related securities portfolio and in its consumer, commercial real estate, and commercial business loan portfolios. Asset growth in both periods was principally funded by an increase in deposit liabilities and, to a lesser degree, stockholders' equity.

         Also contributing to the increase in net interest income during 2003 and 2002 were significant increases in average non-interest-bearing deposit liabilities, which was the principal reason the Corporation's ratio of average interest-earning assets to average interest-bearing liabilities improved from 112% in 2001 to 115% in 2002 and to 117% in 2003. These improvements were due in part to an increase in non-interest-bearing checking accounts. Also contributing to the change, however, was an increased level of custodial deposit accounts. The Corporation maintains borrowers' principal and interest payments in these accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased significantly the past two years because of increased loan prepayment activity, which was brought about by a historically low interest rate environment.

         The Corporation's interest rate spread declined from 2.64% in 2002 to 2.45% in 2003. This development almost entirely offset the aforementioned increases in net interest income caused by growth in interest-earning assets and non-interest-bearing liabilities. Market interest rates declined dramatically in 2002 and early 2003 and have remained at historically low levels since that time. As a result, the Corporation experienced a larger decline in the yield on its earning assets in 2003 than it did on its cost of funding sources, due principally to high levels of refinance activity and the build-up of liquidity on the Corporation's balance sheet. Unlike the most recent year, however, the Corporation's interest rate spread increased from 2.12% in 2001 to 2.64% in 2002. This improvement was primarily the result of declines early in 2002 in the Corporation's cost of deposits, which for that year exceeded the decline in yield on the Corporation's earning assets.

         Although the Corporation's interest rate spread declined for the entire year 2003, the interest rate spread actually improved to 3.22% during the fourth quarter of the year. This improvement was caused by the maturity of high-cost certificates of deposit during the last half of the year, as well as the prepayment of high-cost FHLB advances late in the third quarter. Also contributing was an improved asset yield due to lower premium amortization on purchased assets.

         Management expects market interest rates to trend higher in 2004 as economic conditions improve. However, management does not expect this movement to be dramatic. As a result, management believes the Corporation will be able to maintain its interest rate spread at or near the level experienced in the most recent quarter. However, there can be no assurances.

         During the first quarter of 2004 the Corporation expects to purchase up to $300 million in short- to medium-term CMOs. Such purchases are expected to be funded using term FHLB advances of six months to four years. Although there can be no assurances, the pre-tax spread on these transactions is expected to be in excess of 200 basis points. Because these securities will be purchased by FCHI, the after-tax spread is expected to approximate 150 basis points. Management believes this set of transactions alone could add over $5.0 million to the Corporation's net interest income in 2004.

         The following table sets forth information regarding the average balances of the Corporation's assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances for the years ended December 31, 2003, 2002, and 2001.

Dollars in thousands

                                                     2003                         2002                       2001
                                        --------------------------  ---------------------------  ---------------------------
                                          AVERAGE           YIELD/    AVERAGE            YIELD/   AVERAGE             YIELD/
                                          BALANCE  INTEREST  COST     BALANCE   INTEREST  COST    BALANCE    INTEREST  COST
                                        ---------- -------- ------  ----------  -------  ------  ----------  -------  ------
Interest-earning assets:
  Single-family mortgage loans          $  794,045 $ 40,970   5.16% $  789,722  $49,673    6.29% $  817,647  $58,799    7.19%
  Commercial real estate loans             599,665   40,248   6.71     542,680   41,224    7.60     498,796   39,973    8.01
  Consumer loans                           528,416   34,951   6.61     439,491   33,476    7.62     355,504   30,530    8.59
  Education loans                          198,880    7,253   3.65     202,375   10,169    5.02     202,504   14,300    7.06
  Commercial business loans                 91,161    4,476   4.91      53,247    3,070    5.77       6,459      405    6.27
                                        ---------- -------- ------  ----------  -------  ------  ----------  -------  ------
    Total loans                          2,212,167  127,899   5.78   2,027,515  137,611    6.79   1,880,910  144,007    7.66
Mortgage-backed and
  related securities                       505,501   15,385   3.04     399,748   18,470    4.62     378,413   24,060    6.36
Investment securities                            -        -      -       2,865       92    3.14       6,482      209    3.15
Interest-bearing deposits
  with banks                                95,976    1,106   1.15     166,482    2,505    1.50      52,111    1,585    3.04
Other earning assets                        57,082    3,529   6.18      48,455    2,571    5.31      26,281    1,672    6.36
                                        ---------- -------- ------  ----------  -------  ------  ----------  -------  ------
    Total interest-earning assets        2,870,727  147,918   5.15   2,645,065  161,250    6.10   2,344,197  171,533    7.32
Non-interest-earning assets:
  Office properties and equipment           40,046                      33,560                       28,652
  Other assets                             209,483                     160,343                      116,035
                                        ---------- -------- ------  ----------  -------  ------  ----------  -------  ------
    Total assets                        $3,120,256                  $2,838,968                   $2,488,884
                                        ========== ======== ======  ==========  =======  ======  ==========  =======  ======
Interest-bearing liabilities:
  Regular savings accounts              $  196,522 $    492   0.25% $  159,953  $ 1,151    0.72% $  116,809  $ 1,529    1.31%
  Checking accounts                        147,899      595   0.40     118,122      475    0.41      80,221      573    0.71
  Money market accounts                    312,997    3,324   1.06     234,044    3,239    1.38     177,128    5,539    3.13
  Certificates of deposit                1,378,053   44,997   3.27   1,346,628   52,218    3.89   1,257,943   75,944    6.04
                                        ---------- -------- ------  ----------  -------  ------  ----------  -------  ------
    Total interest-bearing deposits      2,035,472   49,408   2.43   1,858,747   57,083    3.07   1,632,101   83,585    5.12
FHLB advances                              374,722   16,135   4.31     432,325   22,393    5.18     401,954   22,061    5.49
Other borrowings                            35,281      582   1.65      16,254      249    1.53      51,208    2,685    5.24
                                        ---------- -------- ------  ----------  -------  ------  ----------  -------  ------
    Total interest-bearing liabilities   2,445,475   66,125   2.70   2,307,327   79,726    3.46   2,085,263  108,330    5.20
Non-interest-bearing liabilities:
  Non-interest-bearing deposits            408,317                     300,090                      209,986
  Other liabilities                         35,419                      32,680                       28,098
                                        ---------- -------- ------  ----------  -------  ------  ----------  -------  ------
    Total liabilities                    2,889,210                   2,640,097                    2,323,347
Stockholders' equity                       231,046                     198,871                      165,537
                                        ---------- -------- ------  ----------  -------  ------  ----------  -------  ------
    Total liabilities and
      stockholders' equity              $3,120,256                  $2,838,968                   $2,488,884
                                        ========== ======== ======  ==========  =======  ======  ==========  =======  ======
Net interest income                                $ 81,793                     $81,525                      $63,202
                                        ========== ======== ======  ==========  =======  ======  ==========  =======  ======
Interest rate spread                                          2.45%                        2.64%                        2.12%
                                        ========== ======== ======  ==========  =======  ======  ==========  =======  ======
Net interest income as a percent
  of average earning assets                                   2.85%                        3.08%                        2.70%
                                        ========== ======== ======  ==========  =======  ======  ==========  =======  ======
Average interest-earning assets
  to average interest-bearing
  liabilities                                               117.39%                      114.64%                      112.42%
                                        ========== ======== ======  ==========  =======  ======  ==========  =======  ======

Note: total interest-earning assets include non-accrual loans.

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

Dollars in thousands

                                                    2003 COMPARED TO 2002                    2002 COMPARED TO 2001
                                                     INCREASE (DECREASE)                      INCREASE (DECREASE)
                                            --------------------------------------  --------------------------------------
                                                                  RATE/                                     RATE/
                                              RATE     VOLUME    VOLUME     NET       RATE     VOLUME    VOLUME     NET
                                            --------  --------  --------  --------  --------  --------  --------  --------
Interest-earning assets:
  Single-family mortgage loans              ($ 8,929) $    272  ($    49) ($ 8,706) ($ 7,369) ($ 2,008) $    251  ($ 9,126)
  Commercial real estate loans                (4,800)    4,335      (505)     (970)   (2,088)    3,523      (178)    1,251
  Consumer loans                              (4,406)    6,773      (892)    1,475    (3,452)    7,213      (815)    2,946
  Education loans                             (2,788)     (176)       48    (2,916)   (4,125)       (9)        3    (4,131)
  Commercial business loans                     (456)    2,186      (325)    1,405       (33)    2,934      (236)    2,665
                                            --------  --------  --------  --------  --------  --------  --------  --------
    Total loans                              (21,379)   13,390    (1,723)   (9,713)  (17,067)   11,653      (982)   (6,396)
  Mortgage-backed and related securities      (6,304)    4,886    (1,668)   (3,086)   (6,576)    1,356      (370)   (5,590)
  Investment securities                          (92)      (92)       92       (92)       --      (116)       (1)     (117)
  Interest-bearing deposits with banks          (588)   (1,061)      249    (1,400)     (800)    3,478    (1,758)      920
  Other earning assets                           425       458        76       959      (279)    1,410      (232)      899
                                            --------  --------  --------  --------  --------  --------  --------  --------
  Total net change in income on
    interest-earning assets                  (27,938)   17,581    (2,974)  (13,332)  (24,722)   17,781    (3,342)  (10,283)
                                            --------  --------  --------  --------  --------  --------  --------  --------
Interest-bearing liabilities:
  Interest-bearing deposits                   (9,751)    2,658      (581)   (7,675)  (31,173)    7,969    (3,298)  (26,502)
  FHLB advances                               (3,778)   (2,984)      503    (6,259)   (1,241)    1,667       (94)      332
  Other borrowings                                19       292        22       333    (1,899)   (1,833)    1,296    (2,436)
                                            --------  --------  --------  --------  --------  --------  --------  --------
  Total net change in expense on
    interest-bearing liabilities             (13,510)      (34)      (56)  (13,600)  (34,313)    7,803    (2,094)  (28,604)
                                            --------  --------  --------  --------  --------  --------  --------  --------
  Net change in net interest income         ($14,428) $ 17,615  ($ 2,918) $    268  $  9,591  $  9,978  ($ 1,246) $ 18,323
                                            ========  ========  ========  ========  ========  ========  ========  ========

         PROVISION FOR LOAN LOSSES Provision for loan losses was $1.5 million, $3.5 million, and $1.8 million during the years ended December 31, 2003, 2002, and 2001, respectively. During 2003, the Corporation did not record any loss provisions over-and-above its actual charge-off activity due primarily to diminished growth in its loans held for investment. Also affecting 2003 favorably was the recapture of $550,000 in specific loss allowances that were established in the fourth quarter of 2002 on three business loan relationships that subsequently paid off in 2003. During 2002 and 2001, the Corporation recorded approximately $1.7 million and $672,000, respectively, in provision for loan losses over-and-above its actual net charge-off activity. These additional provisions were recorded to maintain the Corporation's allowance for loan losses at a level deemed appropriate by management, and were considered proper in light of significant growth in the Corporation's loans held for investment, an increased mix of higher-risk consumer loans, commercial real estate loans, and commercial business loans, and an increase in non-performing and classified assets. Also impacting provision for loan losses in 2002 were the specific loss allowances that had been established on the aforementioned business loan relationships that paid off in 2003. In 2002, all or a portion of the loans in these three relationships were past due and legal action had commenced to collect that which was owed.

         As of December 31, 2003, 2002, and 2001, the Corporation's allowance for loan losses was $13.9 million, $11.7 million, and $10.0 million, respectively, or 0.55%, 0.55%, and 0.54% of loans held for investment, respectively. The allowance for loan losses was 145%, 217%, and 176% of non-accrual loans as of the same dates, respectively. For additional discussion, refer to "Financial Condition--Non-Performing Assets".

         The following table summarizes the activity in the Corporation's allowance for loan losses during each of years indicated. The allowance on loans acquired in acquisition shown for 2003 and 2001 were from the acquisitions of Liberty Bancshares, Inc. ("LBI") and American Community Bancshares, Inc. ("ACB"), respectively.

Dollars in thousands

                                                                            2003      2002      2001      2000      1999
                                                                          --------  --------  --------  --------  --------
Balance at beginning of period                                            $ 11,658  $  9,962  $  8,028  $  7,624  $  7,624
Provision for losses                                                         1,456     3,468     1,763     1,009       387
                                                                          --------  --------  --------  --------  --------
Charge-offs:
  Single-family mortgage loans                                                  58        49        96         -         -
  Consumer loans                                                             2,054     1,759     1,057       632       408
  Education loans                                                               45        31        36        33        26
  Commercial business loans                                                     49         6         -         -         -
                                                                          --------  --------  --------  --------  --------
    Total loans charged-off                                                  2,206     1,845     1,189       665       434
  Recoveries                                                                   101        73        98        60        47
                                                                          --------  --------  --------  --------  --------
    Charge-offs net of recoveries                                            2,105     1,772     1,091       605       387
Allowance on loans acquired in acquisition                                   2,874         -     1,262         -         -
                                                                          --------  --------  --------  --------  --------
Balance at end of period                                                  $ 13,882  $ 11,658  $  9,962  $  8,028  $  7,624
                                                                          ========  ========  ========  ========  ========
Net charge-offs as a percentage of average loans outstanding                  0.10%     0.09%     0.06%     0.04%     0.03%
                                                                          ========  ========  ========  ========  ========
Ratio of allowance to total loans held for investment at end of period        0.55%     0.55%     0.54%     0.45%     0.50%
                                                                          ========  ========  ========  ========  ========
Ratio of allowance to total non-accrual loans                                  145%      217%      176%      256%      724%
                                                                          ========  ========  ========  ========  ========

Note: there were no charge-offs of commercial real estate loans during the five years ended December 31, 2003.

         The following table shows the Corporation's total allowance for loan losses and the allocation to the various loan categories as of December 31 for each of the years indicated.

Dollars in thousands

                                        2003              2002              2001              2000             1999
                                   --------------    --------------     -------------     -------------    --------------
                                   AMOUNT     %      AMOUNT     %       AMOUNT     %      AMOUNT    %      AMOUNT     %
                                   -------   ----    -------   ----     ------   ----     ------  -----    ------   -----
Single-family mortgage loans       $ 1,159   0.15%   $ 1,159   0.16%    $  140   0.02%    $  149   0.02%   $  144    0.02%
Commercial real estate loans         6,314   0.89      5,669   1.12      7,665   1.50      7,257   1.65     7,088    2.00
Consumer loans                       2,624   0.45      1,138   0.23        873   0.25        585   0.17       355    0.13
Commercial business loans            3,786   2.38      3,692   5.13      1,284   3.31         37  18.97        37   12.50
                                   -------   ----    -------   ----     ------   ----     ------  -----    ------   -----
  Total allowance for loan losses  $13,882   0.55%   $11,658   0.55%    $9,962   0.54%    $8,028   0.45%   $7,624    0.50%
                                   =======   ====    =======   ====     ======   ====     ======  =====    ======   =====

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

         NON-INTEREST INCOME Non-interest income for the years ended December 31, 2003, 2002, and 2001, was $86.5 million, $63.6 million, and $49.5 million, respectively. These amounts represented 51%, 44%, and 44% of the Corporation's total revenue during such periods, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2002 to 2003 and 2001 to 2002.

                  COMMUNITY BANKING REVENUE Community banking revenue increased by $6.1 million or 18.2% in 2003 and by $4.6 million or 15.8% in 2002. The following table shows the Corporation's community banking revenue for the twelve-month periods ended December 31.

Dollars in thousands

                                                             2003         2002         2001
                                                            -------      -------      -------
Overdraft fees                                              $20,036      $16,411      $14,132
ATM and debit card fees                                      10,932        9,837        7,916
Account service charges                                       2,548        2,205        1,863
Other fee income                                              1,696        1,464        1,299
                                                            -------      -------      -------
   Total deposit account revenue                             35,212       29,917       25,210
                                                            -------      -------      -------
Consumer loan insurance premiums and commissions              1,070        1,021        1,061
Other consumer loan fees                                        392          350          320
                                                            -------      -------      -------
   Total consumer loan revenue                                1,462        1,371        1,381
                                                            -------      -------      -------
Tax-deferred annuity commissions                              1,562        1,501        2,116
Retail brokerage commissions                                  1,484          809          304
                                                            -------      -------      -------
   Total investment services revenue                          3,046        2,310        2,420
                                                            -------      -------      -------
   Total community banking revenue                          $39,720      $33,598      $29,011
                                                            =======      =======      =======

                  Deposit account revenue increased by $5.3 million or 17.7% in 2003 and by $4.7 million or 18.7% in 2002. This increase was due mostly to a $3.6 million or 22.1% increase and a $2.3 million or 16.1% increase in overdraft fees in 2003 and 2002, respectively. Also contributing to the increase in both periods was a $1.1 million or 11.1% increase and a $1.9 million or nearly 25% increase in fees from customers' use of debit cards and ATMs, respectively. These increases were due in part to 12.5% and 12.1% growth in the number of checking accounts serviced by the Corporation in 2003 and 2002, respectively. Also contributing was an increase in per-item charges, as well as changes in charging routines for certain services.

                  On August 1, 2003, interchange fees for issuers of debit cards were reduced by MasterCard and Visa. This action arose out of the settlement of a lawsuit by certain merchants against MasterCard and Visa. As a result of this action, the Corporation believes its debit card income, a component of community banking revenue, will decline by up to $500,000 per quarter based on historical activity. Furthermore, during the first quarter of 2004, new interchange rates are expected to go into effect. These rates will vary by merchant or merchant category. Until these rates have been finalized, debit card issuers like the Corporation will not be able to determine the impact such rate changes will have on revenues from their debit card programs.

                  Consumer loan revenue increased by $91,000 or 6.6% in 2003 and declined by $10,000 or less than 1% in 2002. The Corporation's principal sources of consumer loan revenue consist of sales of credit life and disability insurance policies to consumer loan customers. The increase in 2003 was primarily the result of an increase in premium and commission revenue associated with increased originations. While this trend also occurred during 2002, the impact in that year was substantially offset by increased losses on insurance claims. The Bank's wholly-owned reinsurance subsidiary, FRI, assumes the first level of risk on these credit life and disability policies. Refer to Part I,
Item 1, "Business--Subsidiaries" for additional discussion.

                  Investment services revenue increased by $736,000 or nearly 32% in 2003 and declined by $110,000 or 4.5% in 2002. The Corporation's principal sources of investment services revenue consist of commissions from sales of tax-deferred annuities, mutual funds, and other debt and equity securities. The increase during 2003 was due primarily to higher commissions from sales of mutual funds and other equity investments caused in part by an increase in the number of registered representatives in the Corporation's offices. Also contributing was an improved equity market in 2003. The combination of these events contributed to an increase in investor confidence and their preference for these product offerings. The decline in 2002 was primarily attributable to a response to general declines in market interest rates that made tax-deferred annuities less attractive to the Corporation's customers.

                  MORTGAGE BANKING REVENUE Mortgage banking revenue increased by $16.6 million or over 60% in 2003 and by $9.2 million or 50% in 2002. The following table shows the Corporation's mortgage banking revenue for the periods ended December 31.

Dollars in thousands

                                                          2003         2002         2001
                                                       ----------  ----------  ----------
Gross servicing fees                                   $   10,676  $    9,532  $    8,374
Mortgage servicing rights amortization                    (28,729)    (25,274)    (15,971)
Mortgage servicing rights valuation (loss) recovery         3,350        (750)         67
                                                       ----------  ----------  ----------
   Total loan servicing fees, net                         (14,703)    (16,492)     (7,530)
                                                       ----------  ----------  ----------
Gain on sale of mortgage loans                             56,989      42,208      24,373
Other mortgage-related income                               1,758       1,758       1,421
                                                       ----------  ----------  ----------
   Total mortgage banking revenue                      $   44,044  $   27,474  $   18,264
                                                       ==========  ==========  ==========

                  Gross servicing fees increased by $1.1 million or 12.0% in 2003 and by $1.2 million or 13.8% in 2002. These increases were due primarily to a $370 million or 13.2% and a $505 million or 22.0% growth in average loans serviced for others in 2003 and 2002, respectively, compared to the year-ago periods. The growth in both periods was caused by a significant increase in the origination and sale of fixed-rate mortgage loans, as described in a later paragraph. Also contributing were increased conversions by borrowers of adjustable-rate mortgage loans into fixed-rate loans. Upon conversion, such loans are generally sold in the secondary market and the Corporation retains the servicing.

                  Amortization of mortgage servicing rights was $28.7 million, $25.3 million, and $16.0 million in 2003, 2002, and 2001, respectively. With market interest rates at historically low levels in 2003 and 2002, loan prepayment activity increased dramatically as borrowers refinanced older, higher-rate, residential mortgage loans, into lower-rate loans. As a result of this activity, the Corporation recorded significant amortization of mortgage servicing rights in 2003 and 2002.

                  Although there can be no assurances, management believes interest rates will move higher in 2004. If this occurs, the Corporation will most likely experience lower levels of amortization on its MSRs as a result of reduced levels of loan prepayment activity. Such amortization, however, will most likely be offset by lower levels of gains on sales of mortgage loans, as described in a subsequent paragraph. As indicated in Note 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Item 8, amortization of MSRs varies considerably from period to period. Readers wishing to forecast amortization for 2004 may want to use the relationship between amortization and gross servicing fees in 2000 as a starting point for their forecast. During that year, interest rates were generally higher than they were in the preceding year, which is also management's expectations for 2004, as previously noted. During 2000, amortization of MSRs was approximately 48% of gross servicing fees.

                  During the twelve months ended December 31, 2003, the Corporation recaptured $3.4 million in its valuation allowance for mortgage servicing rights. This allowance had been established in previous periods as a result of declining mortgage rates. The recapture was principally the result of increases in mortgage rates during the last half of 2004, which lowered market expectations for future prepayment activity. The balance in the valuation allowance was zero at December 31, 2003 as a result of higher mortgage rates. It should be noted, however, if market interest rates decline in the future the Corporation may be exposed to unfavorable valuation adjustments against its portfolio of MSRs--primarily because of probable increases in market expectations for future prepayments.

                  At December 31, 2003 and 2002, loans serviced for others were $3.3 billion and $3.0 billion, respectively. As of the same dates, mortgage servicing rights were $36.3 million and $30.2 million, respectively. For additional discussion, relating to mortgage servicing rights, refer to "Financial Condition--Mortgage Servicing Rights", Part I, Item 1, "Business--Lending Activities", and Notes 1 and 4 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

                  Gains on sales of mortgage loans for the years ended December 31, 2003, 2002, and 2001, were $57.0 million, $42.2 million, and $24.4 million, respectively. The increase in 2003 and 2002 was primarily attributable to a $529 million or 28% and $467 million or 34% increase in the Corporation's mortgage loan sales in such periods, respectively. These increases were due to a historically low interest rate environment that resulted in increased originations of fixed-rate mortgage loans, as well as increased conversions of adjustable-rate loans into fixed-rate loans, both of which were generally sold in the secondary market.

                  Also contributing to the increase in gains on sales of mortgage loans in 2003 and 2002 was an increase in the average gain on individual sales of such loans. In 2003, the average gain was 2.42% compared to 2.30% in 2002 and 1.76% in 2001. These increases were caused by a wider spread between the mortgage rates charged to borrowers by the Corporation and the yield demanded by investors in the secondary market. Contributing to a lesser degree was improved management of the Corporation's mortgage loan pipeline.

                  Market interest rates have increased in recent months from historically low levels. If this trend continues, management expects the Corporation's gains on sales of mortgage loans to be substantially lower in 2004 than they were in 2003. The decline in gains, however, may be offset to some degree by decreased amortization of MSRs, as more fully described in a previous paragraph.

                  Other mortgage-related income was $1.8 million, $1.8 million, and $1.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in 2002 was due in part to increases in fees from customers' conversions of adjustable-rate mortgage loans into fixed-rate mortgage loans due to the low interest rate environment, as previously described. Also contributing were increases in fees received on loans originated as agent for the Wisconsin State Veterans Administration and the Wisconsin Housing and Economic Development Authority.

                  GAIN (LOSS) ON SALES OF INVESTMENTS AND OTHER ASSETS Gain
(loss) on sales of investments and other assets was zero, ($166,000), and $63,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The loss in 2002 was due to the sale of $35.5 million in callable securities issued by various agencies of the U.S. government. Despite the loss on the sale, the holding period return on these securities was comparable to a money market yield, which was the Corporation's minimum expectation when it purchased the securities.

                  OTHER NON-INTEREST INCOME Other non-interest income increased by $53,000 or 1.9% in 2003 and by $540,000 or 25% in 2002. The increase in 2003 was due primarily to a gain on the sale of a limited partnership interest in Turtle Creek Corporation, one of the Bank's wholly-owned subsidiaries. As a result of this sale, the Corporation expects to liquidate this subsidiary in 2004. The increase in 2002 was due in part to increases in the cash surrender value of the Corporation's bank owned life insurance policies. Also contributing to the increase in 2002 was the receipt of a special dividend related to the Corporation's ownership in its primary ATM network provider.

         NON-INTEREST EXPENSE Non-interest expense for the years ended December 31, 2003, 2002, and 2001, was $111.7 million, $87.4 million, and $67.1 million, respectively. Excluding a $7.4 million FHLB prepayment penalty, non-interest expense as a percent of average assets during these periods was 3.32%, 3.08%, and 2.70%, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2002 to 2003 and 2001 to 2002.

                  COMPENSATION AND EMPLOYEE BENEFITS Compensation and employee benefits increased by $9.2 million or 17.4% in 2003 and $12.8 million or over 30% in 2002. In general, the increase in both periods was due to normal annual merit increases, as well as growth in the number of banking facilities operated by the Corporation and the resulting increase in the number of employees. Since December 31, 2001, the Corporation has increased the number of its banking facilities from 78 to 95. In October 2001, the Corporation obtained two locations as a result of its acquisition of ACB in Wausau, Wisconsin, and in April 2002 the Corporation completed the purchase of three banking locations from another financial institution in Rochester, Minnesota. In September 2002, the Corporation acquired four banking facilities in south-eastern Minnesota from another financial institution. Finally, in October 2003, the Corporation obtained one office as a result of its acquisition of LBI in St. Paul, Minnesota. In addition, during this two-year period the Corporation opened ten new banking offices and closed three offices. As of December 31, 2003, the Corporation had 1,362 full-time equivalent employees. This compared to 1,213 and 1,033 as of December 31, 2002 and 2001, respectively.

                  Also contributing to the increase in compensation and employee benefits in 2003 were increased salaries to employees hired over the past year to support the implementation of the Corporation's business banking product line, as well as higher commissions to mortgage loan originators, the latter caused primarily by an increase in mortgage loan originations. During the first quarter of 2003, the Corporation began offering business banking products in its Oshkosh, Wisconsin, market. The Corporation intends to extend its business banking product offerings into Appleton and Madison, Wisconsin markets during the first half of 2004, and to additional markets in 2004, although there can be no assurances. Compensation and employee benefits in both years was also impacted by an increase in the cost of employee healthcare benefits. Such costs rose by $669,000 or 18.6% in 2003 and by $547,000 or 18.0% in 2002.

                  OCCUPANCY AND EQUIPMENT Occupancy and equipment expense increased by $2.6 million or 24.1% in 2003 and $2.0 million or 22.9% in 2002. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

                  COMMUNICATIONS, POSTAGE, AND OFFICE SUPPLIES Communications, postage, and office supplies expense increased by $730,000 or 11.4% in 2003 and $1.2 million or 21.9% in 2002. These increases were also attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

                  ATM AND DEBIT CARD TRANSACTION COSTS ATM and debit card transaction costs increased by $814,000 or 20.3% in 2003 and $763,000 or 23.5% in 2002. The increase in both years was attributable to increased use by the Corporation's customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation. During 2003, the Corporation increased to 137 the number of ATMs it owns and operates in its market areas, as compared to 114 at the end of 2002.

                   ADVERTISING AND MARKETING Advertising and marketing costs increased by $255,000 or 7.7% in 2003 and $710,000 or over 25% in 2002. These increases correspond to general increases in prices for marketing-related products and services, as well as increases in the number of communities and/or market areas served by the Corporation.

                  AMORTIZATION OF INTANGIBLES Amortization of intangible assets, which in 2003 and 2002 consisted primarily of deposit-based intangibles, increased by $305,000 or approximately 44% in 2003 and decreased by $387,000 or over 35% in 2002. The increase in 2003 was attributed to increased amortization of the deposit-based intangibles recorded in connection with the Corporation's acquisitions in the second and third quarters of 2002 and in the fourth quarter of 2003. The decrease in 2002 was caused by the Corporation's adoption of SFAS 142 in January 2002 (for more information, refer to Note 6 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data").

                  FHLB PREPAYMENT PENALTY During the third quarter of 2003 the Bank prepaid $128 million in term advances from the FHLB and incurred a prepayment penalty of $7.4 million. The advances had a remaining maturity of 1.3 years and a weighted average cost of 5.84%. They were replaced by overnight borrowings from the FHLB at a substantially lower rate. Management estimates that this action will increase the Bank's net interest income by $5.9 million in 2004, assuming no change in overnight borrowing rates.

         OTHER NON-INTEREST EXPENSE Other non-interest expenses increased by $3.0 million or more than 30% in 2003, and by $3.2 million or over 50% in 2002. The increases in these periods were caused by a variety of factors, the most significant of which was increased costs related to servicing of loans for Fannie Mae and FHLB, which increased by $1.7 million or 75% in 2003 and by $1.2 million or over 115% in 2002. Under the terms of its servicing agreements with these investors, the Corporation is required to forward a full month's interest to the investors when certain loans are repaid, regardless of the actual date of the loan payoff. A historically low interest rate environment and increased prepayment activity in 2003 and 2002 resulted in higher prepayment and refinance activity, which increased the amount of "loan pay-off interest" remitted to Fannie Mae and FHLB. Also contributing to the increase in 2003 were losses on the disposition of various residential properties. These developments were partially offset by a decline in provision for customer losses and merger-related expenditures. Also contributing to the increase in 2002 were higher merger-related costs associated with the ACB and Rochester acquisitions, and the establishment of a $416,000 loss allowance for items in the process of collection from customers.

         INCOME TAX EXPENSE Income tax expense for the years ended December 31, 2003, 2002, and 2001, was $20.4 million, $19.4 million, and $15.4 million, respectively, or 37.0%, 35.7%, and 35.1% of pretax income, respectively. The increase in the Corporation's effective income tax rate during 2003 and 2002 was due to a higher mix of taxable earnings in the State of Wisconsin relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary and which has no corporate state income tax. Refer to Part I, Item 1, "Business--Subsidiaries" and "Business--Taxation", for additional discussion relating to the Corporation's tax situation.

         SEGMENT INFORMATION The following paragraphs contain a discussion of the financial performance of each of the Corporation's reportable segments (hereafter referred to as "profit centers") for the years ended December 31, 2003, 2002, and 2001. This section of the report should be read in conjunction with Note 14 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The following table summarizes the after-tax profits (losses) of the Corporation's profit centers during each of the years ended December 31, 2003, 2002, and 2001.

PROFIT (LOSS) BY PROFIT CENTER                     2003           2002           2001
------------------------------                 ------------   ------------   ------------
Mortgage banking                               $ 17,079,914   $ 11,679,493   $  5,192,458
Residential loans                                 4,710,836      7,757,952      6,953,652
Commercial real estate lending                    8,969,674      9,839,007      5,344,423
Consumer lending                                  6,229,968      6,362,992      4,039,371
Education lending                                   688,086      2,090,320      2,978,899
Business banking                                    528,643              -              -
Investment and mortgage-related securities         (175,662)       390,063      1,138,434
Other segments                                     (489,770)      (587,058)      (145,142)
                                               ------------   ------------   ------------
  Subtotal                                       37,541,689     37,532,766     25,502,095
Non-GAAP adjustments                             (2,815,145)    (2,617,224)     2,946,129
                                               ------------   ------------   ------------
  Net income                                   $ 34,726,545   $ 34,915,542   $ 28,448,225
                                               ============   ============   ============

                  MORTGAGE BANKING Profits from the Corporation's mortgage banking activities were $17.1 million in 2003 compared to $11.7 million in 2002 and $5.2 million in 2001. Loan origination volumes and loan servicing fees are the principal drivers of performance in this profit center. The Corporation's mortgage banking operation originated $2.7 billion, $2.2 billion, and $1.5 billion in single-family residential loans in the years ended December 31, 2003, 2002, and 2001, respectively. This improvement resulted in a similar increase in the internal origination fees allocated to the mortgage banking profit center.

                  In 2003 and 2002, higher proportions of the Corporation's loan originations were the result of increases in refinance activity. In such environments, a substantial portion of the internal revenue allocated to the mortgage banking profit center for loan originations is offset by an increase in internal charges for lost servicing value. This methodology for measuring results in the mortgage banking profit center recognizes that during periods of high refinance activity the Corporation incurs significant costs related to the preservation of existing mortgage customer relationships, rather than the creation of new customer relationships. However, during 2003 and 2002, a substantial improvement in the average gain on sale of mortgage loans offset increases in internal charges for lost servicing value. The improvement in average gain was principally the result of wider spreads in the secondary market and, to a lesser degree, improved management of the mortgage loan pipeline.

                  RESIDENTIAL LOANS Profits from the Corporation's residential loan portfolio decreased by $3.0 million, or 39.3% in 2003 compared to 2002. Profits increased by $804,000 or 11.6% in 2002 compared to 2001. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The yield on the profit center's single family loans declined by 113 basis points between 2003 and 2002. In contrast, the Corporation's average cost of interest-bearing liabilities declined by only 76 basis points between the same periods. A decline in average assets of $29.0 million or 3.4% also contributed to the decrease in profits between 2003 and 2002. Also, net charge-offs assigned to the profit center increased by $382,000 between the same periods.

                  In 2002, earnings for this profit center benefited from an 84 basis point increase in its interest rate spread. The improvement in this profit center's earnings in 2002 compared to 2001 occurred despite a $107 million or 11.2% decline in the average assets assigned to the profit center.

                  COMMERCIAL REAL ESTATE LENDING Profits from commercial real estate lending were $9.0 million, $9.8 million, and $5.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in profits in 2003 compared to 2002 was largely due to average assets decreasing by $28.7 million or 5.1% in 2003 compared to 2002. The interest rate spread for this profit center also declined in 2003 compared to the previous year. This profit center is primarily funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The yield on commercial real estate loans declined by 89 basis points between 2003 and 2002. The Corporation's average cost of interest-bearing liabilities declined by only 76 basis points between these same periods.

                    The improvement in 2002 compared to 2001 was principally the result of a significant increase in the profit center's interest rate spread compared to the previous year. The Corporation's average cost of interest-bearing liabilities declined by 174 basis points between 2002 and 2001. The yield on commercial real estate loans, however, declined by only 41 basis points between these years. Average assets increased by $41.0 million or 7.9% in 2002 compared to 2001.

                  CONSUMER LENDING Profits in the Corporation's consumer lending profit center were $6.2 million, $6.4 million, and $4.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in profits in 2003 compared to 2002 was due to a decrease in interest rate spread. Similar to commercial real estate loans, this profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The yield on consumer loans declined by 101 basis points between 2003 and 2002. The Corporation's average cost of interest-bearing liabilities declined by only 76 basis points between these same periods. Average assets increased by $27.5 million or 6.0% in 2003 compared to 2002.

                  Profits increased in 2002 compared to 2001 largely due to an increase in interest rate spread. The Corporation's average cost of interest-bearing liabilities declined by 174 basis points between 2002 and 2001. The yield on consumer loans, however, declined by only 97 basis points between these same periods. A $86.2 million or 22.9% increase in the profit center's average assets during 2002 also contributed to the increase in profits in 2002 compared to the previous year. The performance of this profit center was adversely impacted by an increase in loan charge-off activity of $608,000 or 56% in 2002 compared to the previous year.

                  EDUCATION LENDING Profits from education lending were $688,000, $2.1 million, and $3.0 million for the years ending December 31, 2003, 2002, and 2001, respectively. These declines were due in part to decreases in the profit center's interest rate spread during these years. Education loans carry a floating rate of interest based on various three-month market indices. During 2003 and 2002, the average yield on education loans declined more than the average cost of the funding sources for the profit center, which consist primarily of money market demand accounts. Average assets assigned to this profit center were $209 million, $210 million, and $212 million for the years ended December 31, 2003, 2002, and 2001, respectively.

                  INVESTMENT AND MORTGAGE-RELATED SECURITIES Profits (losses) from the Corporation's investment securities portfolio were ($176,000), $390,000, and $1.1 million for the year's ending December 31, 2003, 2002, and 2001, respectively. These declines were primarily due to a decrease in the profit center's interest rate spread in 2003 and 2002 compared to 2001. These declines are largely due to accelerated prepayments of higher yielding securities. Due to the negative interest rate spread in this profit center in 2003, an increase of $87.3 million or 14.9% in average assets contributed to the decline in profits in 2003 compared to 2002. The income tax benefit relative to pretax income declined in 2003 compared to 2002 due to a decline in profits generated by FCHI, the Bank's wholly-owned subsidiary in Nevada, relative to total profits (losses) for the profit center. The performance of this profit center in 2002 was adversely impacted by a $166,000 loss on the sale of certain investment securities as described elsewhere in this report.

                  OTHER SEGMENTS This segment consists of the parent holding company and certain of the Bank's wholly-owned subsidiaries. In addition, in 2002 and 2001 this profit center contains the preliminary results of the Corporation's new line of business--business banking. The financial results of this profit center were not reported separately in 2002 and 2001 due to continuing efforts to develop the departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

                  NON-GAAP ADJUSTMENTS Non-GAAP adjustments were ($2.8) million, ($2.6) million, and $2.9 million for the years ended December 31, 2003, 2002, and 2001, respectively. Non-GAAP adjustments decreased by $198,000 in 2003 compared to 2002 due to an increase in both FHLB prepayment penalties and residential loan production, which increased the internally-generated origination fees recorded in the mortgage banking profit center. This more than offset an increase in charge-offs of internally-generated mortgage loan servicing rights that continued because of further declines in interest rates.

                  Non-GAAP adjustments decreased by $5.6 million in 2002 compared to 2001 due in part to an increase in residential loan production as noted previously. Also contributing to the decrease in non-GAAP adjustments was the fact that the internal adjustment related to loan losses was larger than the prior year.

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

                  The net cost to acquire and maintain deposit liabilities was 1.36%, 1.33%, and 1.20% of average deposit liabilities outstanding during the years ended December 31, 2003, 2002, and 2001 respectively. The increase in net cost between these periods was the result of a larger increase in the Corporation's net costs of operating its branch network than its average deposit liabilities. As discussed elsewhere in this report, the Corporation has incurred significant costs in recent years to expand its branch network, as well as its product offerings.

FINANCIAL CONDITION

         OVERVIEW The Corporation's total assets increased by $283 million or 9.3% during the twelve months ended December 31, 2003. This increase was due in part to the acquisition of $451 million in assets of Liberty Bancshares, Inc. ("LBI") on October 10, 2003. For additional discussion, refer to Note 14 of the Corporation's Audited Consolidated Financial Statements, included herein under
Part II, Item 8, "Financial Statements and Supplementary Data").

         Excluding the effect of the LBI acquisition, total assets decreased by approximately $168 million or 5.6% in 2003. This decrease was due primarily to declines in overnight investments and loans held for sale, the proceeds from which were redirected in part to mortgage-related securities and loans held for investment, as well as a net reduction in deposit liabilities and FHLB advances.

         INTEREST-BEARING DEPOSITS WITH BANKS Interest-bearing deposits with banks, which consist of overnight investments at the FHLB and short-term money market accounts, decreased by $173 million from $180 million at December 31, 2002, to $6.4 million at December 31, 2003. This decrease was the result of the reinvestment of these balances into other interest-earning assets such as mortgage-related securities and loans held for investment.

         MORTGAGE-BACKED AND RELATED SECURITIES The Corporation's aggregate investment in its mortgage-backed and related securities portfolios decreased by $8.6 million or 2.2% during the twelve months ended December 31, 2003. During this period, principal repayments in the portfolio offset the purchase of $476 million in short- and medium-term, fixed-rate collateralized mortgage obligations ("CMOs"), as well as a $102 million floating-rate CMO. Principal repayments on mortgage-related securities increased substantially during 2003 as a result of a historically low interest rate environment that encouraged borrowers to refinance higher-rate mortgage loans into lower-rate loans.

         The following table sets forth the composition of the Corporation's mortgage-backed and related securities portfolios as of December 31 for each of the years indicated.

Dollars in thousands

                                                            2003                  2002                  2001
                                                    --------------------  --------------------  --------------------
                                                    AMORTIZED    FAIR     AMORTIZED    FAIR     AMORTIZED    FAIR
                                                      COST       VALUE      COST       VALUE      COST       VALUE
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Available for sale:
  Collateralized mortgage obligations               $ 362,605  $ 362,037  $ 321,054  $ 321,865  $ 221,777  $ 223,399
  Mortgage-backed securities                           23,474     24,825     41,441     44,210     81,011     82,581
                                                    ---------  ---------  ---------  ---------  ---------  ---------
    Total available for sale                          386,079    386,862    362,495    366,075    302,789    305,980
                                                    ---------  ---------  ---------  ---------  ---------  ---------
Held for investment:
  Collateralized mortgage obligations                       -          -     29,130     29,290    132,755    133,666
  Mortgage-backed securities                              613        610        900        902      1,255      1,272
                                                    ---------  ---------  ---------  ---------  ---------  ---------
    Total held for investment                             613        610     30,030     30,192    134,010    134,937
                                                    ---------  ---------  ---------  ---------  ---------  ---------
    Total mortgage-backed and related securities    $ 386,692  $ 387,473  $ 392,525  $ 396,267  $ 436,799  $ 440,917
                                                    =========  =========  =========  =========  =========  =========
Weighted-average yield                                   3.92%                 5.01%                 6.06%
                                                    =========  =========  =========  =========  =========  =========

         During the first quarter of 2004 the Corporation expects to purchase up to $300 million in short- to medium-term CMOs. Such purchases are expected to be funded using term FHLB advances of six months to four years. Although there can be no assurances, the pre-tax spread on these transactions is expected to be in excess of 200 basis points. Because these securities will be purchased by FCHI, the after-tax spread is expected to approximate 150 basis points.

         The Corporation will continue to explore alternatives to maintain growth in its interest-earning assets in the near term. These alternatives include, but are not limited to, the purchase of additional CMOs, as well as adjustable-rate residential mortgage loans from third-party financial institutions. However, there are many considerations involved in such decisions and there can be no assurances that the Corporation will elect to continue any of these strategies to increase its interest-earning assets.

         LOANS HELD FOR SALE The Corporation's loans held for sale declined by $34.1 million or 68% during the year ended December 31, 2003. The following table sets forth the activity in the Corporation's portfolio of loans held for sale during each of the years indicated.

Dollars in thousands

                                                             2003          2002          2001          2000          1999
                                                         ------------  ------------  ------------  ------------  ------------
Balance at beginning of period                           $     50,237  $     56,109  $     22,974  $      6,346  $     72,002
Single-family mortgage loans originated for sale (1)        2,229,807     1,713,629     1,252,070       142,985       305,345
Loans transferred from held for investment (2)                 93,970       119,631       165,583        23,743        21,283
Loans transferred to held for investment (3)                        -             -             -             -       (43,554)
Principal balance of loans sold                            (2,357,901)   (1,839,132)   (1,384,518)     (150,100)     (348,730)
                                                         ------------  ------------  ------------  ------------  ------------
  Balance at end of period                               $     16,113  $     50,237  $     56,109  $     22,974  $      6,346
                                                         ============  ============  ============  ============  ============

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

         LOANS HELD FOR INVESTMENT The Corporation's loans held for investment increased by $131 million or 6.3% during the twelve months ended December 31, 2003 (excluding $287 million in loans acquired in the LBI acquisition in the fourth quarter of 2003). Most of this increase was the result of the Corporation's purchase of $186 million in single-family residential loans from third-party financial institutions. During 2002 and continuing into 2003, the interest rate environment had a significant impact on the ability of the Corporation to maintain its internally-originated portfolio of loans held for investment. This situation developed because low interest rates tend to increase customer preference for fixed-rate mortgage loans, as opposed to adjustable-rate loans. In addition, a low interest rate environment encourages borrowers to refinance their existing adjustable-rate residential loans into fixed-rate loans to "lock-in" a lower long-term rate. Given the Corporation's policy of selling these types of loans in the secondary market, its internally-originated portfolio of adjustable-rate residential loans declined in the most recent period. Single-family residential loans purchased by the Corporation are subjected to substantially the same underwriting process as the Corporation's own loans. The servicing of these loans is retained by the sellers, for which the Corporation pays a fee of approximately 38 basis points on the unpaid principal balance. The loans are generally located throughout the U.S., with no single state making up more than 30% to 40% of the overall principal. The loans have adjustable-rates that reset annually at an average margin of approximately 275 basis points above the one-year U.S. Treasury bill. Most of the loans have fixed interest rates for terms of five years before their first adjustment date. FCHI, the Bank's wholly-owned investment subsidiary in Nevada, purchased the loans.

         The following table sets forth the composition of the Corporation's portfolio of loans held for investment as of December 31 for each of the years indicated.

Dollars in thousands

                                            2003                2002              2001               2000              1999
                                      ----------------    ----------------   ---------------   ----------------   ----------------
                                        AMOUNT       %     AMOUNT        %     AMOUNT      %     AMOUNT       %     AMOUNT       %
                                      ----------   ---    ----------   ---   ----------  ---   ----------   ---   ----------  ----
Real estate loans:
  Single-family mortgage loans        $  759,490    30%   $  734,407    35%  $  669,867   36%  $  719,671    40%  $  652,883    42%
  Non-residential real estate loans      426,644    17       250,224    12      257,043   14      203,842    11      168,453    11
  Multi-family residential loans         284,991    11       254,294    12      252,312   14      236,003    13      186,591    12
  Construction loans (1)                 119,196     5        97,263     5       83,537    4       77,216     4       80,563     5
                                      ----------   ---    ----------   ---   ----------  ---   ----------   ---   ----------   ---
    Total real estate loans            1,590,321    63     1,336,188    64    1,262,759   68    1,236,732    70    1,088,490    70
                                      ----------   ---    ----------   ---   ----------  ---   ----------   ---   ----------   ---
Consumer loans:
  Second mortgage and home
    equity loans                         396,581    16       345,810    16      249,501   13      253,866    14      204,806    13
  Automobile loans                       146,677     6       126,455     6       75,009    4       64,841     4       46,956     3
  Other consumer loans (2)                36,401     1        28,615     1       29,949    2       25,262     1       14,239     1
                                      ----------   ---    ----------   ---   ----------  ---   ----------   ---   ----------   ---
    Total consumer loans                 579,659    23       500,880    24      354,459   19      343,969    19      266,001    17
                                      ----------   ---    ----------   ---   ----------  ---   ----------   ---   ----------   ---
Education loans                          195,052     8       194,597     9      201,183   11      197,579    11      190,170    12
Commercial business loans                158,761     6        71,904     3       38,736    2          195     -          296     -
                                      ----------   ---    ----------   ---   ----------  ---   ----------   ---   ----------   ---
    Subtotal                           2,523,793   100%    2,103,569   100%   1,857,137  100%   1,778,475   100%   1,544,958   100%
Unearned discounts, premiums, and
    net deferred loan fees and costs       8,772               8,731              4,141             2,029              1,260
Allowance for loan losses                (13,882)            (11,658)            (9,962)           (8,028)            (7,624)
                                      ----------          ----------         ----------        ----------         ----------
    Total loans held for investment   $2,518,683          $2,100,642         $1,851,316        $1,772,477         $1,538,595
                                      ==========          ==========         ==========        ==========         ==========
Weighted average contractual rate           5.67%               6.45%              7.36%             8.00%              7.58%
                                      ==========          ==========         ==========        ==========         ==========

(1) At December 31, 2003, construction loans consisted of $69.5 million in single-family residences, $40.4 million in non-residential real estate, and $9.3 million in multi-family residences.

(2) At December 31, 2003, other consumer loans included $18.3 million of unsecured loans, $11.9 million of recreational and household good loans, $4.6 million of deposit account-secured loans, and $1.6 million of mobile home loans.

         The following table sets forth the activity in the Corporation's portfolio of loans held for investment during each of the years indicated.

Dollars in thousands

                                                           2003          2002          2001          2000          1999
                                                        ----------    ----------    ----------    ----------    ----------
Balance at beginning of period                          $2,100,642    $1,851,316    $1,772,477    $1,538,595    $1,177,526
                                                        ----------    ----------    ----------    ----------    ----------
Real estate loan originations:
  Single-family mortgage loans (1)                         460,489       411,368       270,071       354,734       293,227
  Commercial real estate loans                             221,663       110,328       112,715       120,459       112,180
  Decrease (increase) in loans in process (2)              (19,624)      (16,304)        9,276       (13,546)       (7,086)
                                                        ----------    ----------    ----------    ----------    ----------
    Total real estate loans originated                     662,528       505,392       392,062       461,647       398,321
                                                        ----------    ----------    ----------    ----------    ----------
Consumer loan originations:
  Second mortgage and home equity loans                    261,811       361,580       192,574       160,386       137,459
  Automobile loans                                          87,479        87,770        56,081        52,967        39,635
  Other consumer loans (3)                                  21,763        23,664        24,894        22,490        12,168
                                                        ----------    ----------    ----------    ----------    ----------
    Total consumer loans originated                        371,053       473,014       273,549       235,843       189,262
                                                        ----------    ----------    ----------    ----------    ----------
Education loan originations                                 59,142        43,929        33,705        33,859        29,521
Commercial business loan originations                       58,731        33,803         2,278             -             -
                                                        ----------    ----------    ----------    ----------    ----------
    Total loans originated for investment                1,151,454     1,056,138       701,595       731,350       617,103
                                                        ----------    ----------    ----------    ----------    ----------
Loans purchased for investment:
  Single-family residential loans                          188,113       296,530       178,104        13,051        97,238
  Commercial real estate loans                               5,047           900             -         8,625           798
  Commercial business loans                                  1,993         5,405             -             -             -
                                                        ----------    ----------    ----------    ----------    ----------
    Total loans purchased for investment                   195,153       302,835       178,104        21,676        98,036
                                                        ----------    ----------    ----------    ----------    ----------
Net loans acquired through merger (4)                      286,714       115,457       114,287             -             -
Loan principal repayments                               (1,109,569)   (1,102,341)     (742,074)     (356,507)     (371,999)
Loans transferred to held for sale portfolio (5)           (93,970)     (119,631)     (165,583)      (23,743)      (21,283)
Education loans sold                                             -             -        (1,334)       (4,800)       (2,165)
Loans swapped into mortgage-backed securities                    -             -             -      (132,280)            -
Loans transferred from held for sale portfolio (6)               -             -             -             -        43,554
Other changes in loans held for investment (7)             (11,740)       (3,131)       (6,155)       (1,813)       (2,178)
                                                        ----------    ----------    ----------    ----------    ----------
  Balance at end of period                              $2,518,683    $2,100,642    $1,851,316    $1,772,477    $1,538,595
                                                        ==========    ==========    ==========    ==========    ==========

(1) Excludes loans originated for sale and loans originated on an agency basis for WHEDA and State VA. The latter amounted to $44.3 million, $34.0 million, $22.6 million, $26.3 million, and $30.3 million in 2003, 2002, 2001, 2000, and 1999, respectively.

(2) Consists of changes in loans in process on single-family, multi-family, and non-residential real estate construction loans.

(3) Consists principally of loans secured by mobile homes, recreational and household goods, and deposit accounts, as well as unsecured loans.

(4) In 2003, consists of $125.0 million in commercial real estate loans, $77.3 million in commercial business loans, $42.9 million in single-family residential loans, and $41.5 million in consumer loans.

(5) In 2003, consists of single-family adjustable-rate mortgage loans that converted to fixed-rate and were sold by the Corporation in the secondary market.

(6) Consists of fixed-rate mortgage loans transferred from loans held for sale at the lower of cost or market to maintain growth in earning assets.

(7) Consists principally of real estate foreclosures and changes in allowance for loan losses, discounts, premiums, and deferred fees.

         OFFICE PROPERTIES AND EQUIPMENT The Corporation's office properties and equipment increased $17.4 million or nearly 50% during the twelve months ended December 31, 2003. This increase was due principally to the LBI acquisition and growth in the number of banking facilities operated by the Corporation.

         MORTGAGE SERVICING RIGHTS The Corporation's mortgage servicing rights, net of valuation allowances, were $36.3 million and $30.2 million as of December 31, 2003, and 2002, respectively. These amounts were 1.10% and 1.02% of the principal serviced for others, which amounted to $3.3 billion and $3.0 billion at December 31, 2003 and 2002, respectively. The valuation allowance for MSR losses was zero at December 31, 2003, and $3.4 million at December 31, 2002.

         INTANGIBLE ASSETS The Corporation's intangible assets increased by $47.7 million or over 105% during the twelve months ended December 31, 2003. This increase was the result of deposit-based intangibles and goodwill created in the LBI acquisition. For additional discussion, refer to Note 6 and 15 of the Corporation's Consolidated Financial Statements, included herein under Part II,
Item 8, "Financial Statements and Supplementary Data".

         DEPOSIT LIABILITIES The Corporation's deposit liabilities decreased by $209 million or 8.9% during the twelve months ended December 31, 2003 (excluding $407 million assumed in the LBI acquisition). In March 2003, management lowered rates on certificates of deposit and certain other deposit offerings in an effort to improve the Corporation's interest rate spread. Although management believes the Corporation's rates were still competitive, this decision resulted in a net outflow of deposits as rate-sensitive customers sought higher rates at competing financial institutions. Management does not expect to change this pricing strategy in 2004, but believes that the most rate-sensitive customers have left and that deposit growth should continue in 2004, although there can be no assurances.

         During 2003 the Corporation introduced a new money market product with a guaranteed rate of 2% through the end of the year. Effective January 1, 2004, these accounts were converted to a money market product with a minimum rate indexed to money fund performance. The rate paid on these accounts at conversion was 1.50%. Customer balances in money market accounts was $465 million and $241 million at December 31, 2003 and 2002, respectively.

         The Corporation's deposit liabilities were also impacted by a $95.6 million or 69% decrease in custodial deposit accounts during the twelve months ended December 31, 2003. The Corporation maintains borrowers' principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts declined at December 31, 2003 due to significant declines in loan prepayment activity that began late in the third quarter.

         The following table sets forth the composition of the Corporation's deposit liabilities as of December 31 for each of the years indicated.

Dollars in thousands

                                                             2003                   2002                    2001
                                                  ----------------------   ----------------------   -----------------------
                                                                 WEIGHTED                 WEIGHTED                  WEIGHTED
                                                                  AVERAGE                  AVERAGE                   AVERAGE
                                                    AMOUNT         RATE      AMOUNT         RATE      AMOUNT          RATE
                                                  ----------       -----   ----------       -----   ----------        -----
Regular savings accounts                          $  260,975        0.25%  $  163,844        0.25%  $  145,565         1.13%
Interest-bearing checking accounts                   187,368        0.33      138,650        0.54      101,679         0.63
Non-interest bearing checking accounts               345,698           -      356,357           -      285,591            -
Money market accounts                                464,780        1.37      241,114        0.90      214,604         1.80
Certificates of deposit                            1,294,016        2.88    1,455,183        3.74    1,281,814         5.19
                                                  ----------       -----   ----------       -----   ----------        -----
  Total                                           $2,552,837        1.76%  $2,355,148        2.45%  $2,029,254         3.58%
                                                  ==========       =====   ==========       =====   ==========        =====

         At December 31, 2003, certificates of deposit in denominations of $100,000 or more amounted to $191 million and mature as follows: $24.4 million within three months, $18.9 million over three through six months, $48.8 million over six through 12 months, $52.0 million over 12 through 24 months, and $46.4 million over 24 months. At December 31, 2003, certificates of deposits issued through third-party broker-dealers amounted to $9.0 million, all of which was scheduled to mature within six months.

         FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS The Corporation's federal funds purchased, securities sold under agreement to repurchase, and other borrowings increased by $51.1 million or over 300% in the aggregate during the twelve months ended December 31, 2003. This increase was used to replace declines in deposit liabilities and the prepayment of higher-costing FHLB advances, the latter described in a subsequent paragraph.

         FHLB ADVANCES The Corporation's FHLB advances and other borrowings decreased by $27.5 million or 6.9% during the year ended December 31, 2003. During the third quarter of 2003 the Bank prepaid $128 million in term advances from the Federal Home Loan Bank of Chicago and incurred a prepayment penalty of $7.4 million. The advances had a remaining maturity of 1.3 years and a weighted average cost of 5.84%. They were replaced by overnight borrowings from the FHLB at a substantially lower rate.

         The following table presents certain information regarding the Corporation's short-term borrowings (original maturity of less than one year) at or for each of the years indicated.

Dollars in thousands

                                                                    2003      2002       2001
                                                                  --------   -------   --------
FHLB advances:
  Average balance outstanding (1)                                 $ 92,669   $ 2,885   $ 35,006
  Maximum amount outstanding at any month-end during the period    350,600    12,500    112,080
  Balance outstanding at end of period                             270,575         -     12,500
  Average interest rate during the period (2)                         1.30%     2.61%      4.50%
  Weighted-average interest rate at the end of period                 1.27%        -       2.61%

Federal funds purchased:
  Average balance outstanding (1)                                 $  3,423         -   $ 10,769
  Maximum amount outstanding at any month-end during the period     24,500         -     20,000
  Balance outstanding at end of period                              24,500         -          -
  Average interest rate during the period (2)                         1.23%        -       5.15%
  Weighted-average interest rate at the end of period                 1.26%        -          -

Other borrowings:
  Average balance outstanding (1)                                 $ 20,099   $ 8,769        $54
  Maximum amount outstanding at any month-end during the period     43,624    17,013        274
  Balance outstanding at end of period                              43,624    17,013         32
  Average interest rate during the period (2)                         2.30%     3.30%      8.83%
  Weighted-average interest rate at the end of period                 2.29%     2.46%      9.00%

Securities sold under agreements to repurchase:
  Average balance outstanding (1)                                        -         -   $ 36,923
  Maximum amount outstanding at any month-end during the period          -         -    100,000
  Balance outstanding at end of period                                   -         -          -
  Average interest rate during the period (2)                            -         -       6.66%
  Weighted-average interest rate at the end of period                    -         -          -

Total short-term borrowings:
  Average balance outstanding (1)                                 $116,191   $11,654   $ 82,752
  Maximum amount outstanding at any month-end during the period    364,877    17,013    191,193
  Balance outstanding at end of period                             338,699    17,013     12,532
  Average interest rate during the period (2)                         1.47%     3.13%      5.55%
  Weighted-average interest rate at the end of period                 1.40%     2.46%      2.63%
                                                                  ========   =======   ========

(1) Calculated using month-end balances.

(2) Calculated using month-end average interest rates.

         NON-PERFORMING ASSETS The Corporation's non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate subject to redemption) amounted to $13.6 million or 0.41% of total assets at December 31, 2003, compared to $9.1 million or 0.30% at December 31, 2002. The increase in non-performing assets in 2003 was due primarily to the default of a $2.6 million loan participation on a hotel property in the fourth quarter of 2003. The hotel is located in the Twin Cities and has suffered from poor occupancy for an extended period of time, although it is located in an attractive area. Although management believes it is possible the Corporation may incur a loss on the future resolution of this problem loan, such loss is not yet probable nor is it estimable at this time.

         Also contributing to the increase in non-performing assets was an increase in single-family mortgage and commercial business loans on non-accrual status. These increases, along with a $337,000 increase in real estate subject to redemption and real estate acquired through foreclosure, were principally caused by a general deterioration in overall economic conditions in 2003.

         The following table contains information regarding the Corporation's non-performing assets as of December 31 for each of the years indicated.

Dollars in thousands

                                                            2003      2002     2001     2000     1999
                                                           -------   ------   ------   ------   ------
Non-accrual loans:
  Single-family mortgage loans                             $ 3,147   $2,307   $3,078   $2,065   $  862
  Commercial real estate loans                               2,649       77      373        -        -
  Consumer loans                                             2,540    2,605    2,040    1,069      191
  Commercial business loans                                  1,227      376      164        -        -
                                                           -------   ------   ------   ------   ------
    Total non-accrual loans                                  9,563    5,365    5,655    3,134    1,053
Real estate owned and in judgment                            4,068    3,731    2,847    1,222    1,091
                                                           -------   ------   ------   ------   ------
    Total non-performing assets                            $13,631   $9,096   $8,502   $4,356   $2,144
                                                           =======   ======   ======   ======   ======
Ratio of non-accrual loans to loans held for investment       0.38%    0.26%    0.31%    0.18%    0.07%
                                                           =======   ======   ======   ======   ======
Ratio of total non-performing assets to total assets          0.41%    0.30%    0.31%    0.19%    0.10%
                                                           =======   ======   ======   ======   ======
Ratio of total allowance for loan and real estate losses
  to total non-performing assets                               103%     130%     120%     188%     365%
                                                           =======   ======   ======   ======   ======

Note: there were no non-performing education loans as of December 31 for any of the years presented.

         In addition to non-performing assets, at December 31, 2003, management was closely monitoring $22.6 million in assets, which it had classified as doubtful or substandard. This compares to $22.6 million in such assets at December 31, 2002. Although these loans were performing in accordance with their terms, management of the Corporation deemed their classification prudent after consideration of factors such as declines in the valuation of associated collateral, reductions in occupancy rates, and deteriorating economic conditions. Management is closely monitoring a $2.7 million loan secured by an apartment complex located in Indiana. Although the borrower is performing in accordance with the loan's original terms, the property has suffered from low occupancy for an extended period of time. Although management believes it is possible the Corporation may incur a loss on the future resolution of this problem loan, such loss is not yet probable nor is it estimable at this time.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During 2003, 2002, and 2001, the Corporation used these sources of funds to fund loan commitments, purchase loans and mortgage-related securities, and cover maturing liabilities and deposit withdrawals. At December 31, 2003, the Corporation had $566 million in time deposits, $321 million in FHLB advances, and $68.1 million in fed funds purchased and other borrowings that were scheduled to mature within one year. In addition, the Corporation had approved loan commitments and undisbursed commitments on construction loans outstanding as of the same date. Management believes that the Corporation has adequate resources to fund all of these obligations or commitments, that all of these obligations or commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit and other customer deposits to retain such in changing interest rate environments. Under FHLB lending and collateralization guidelines, the Corporation had approximately $463 million in unused borrowing capacity at the FHLB as of December 31, 2003. The Corporation also had $54.4 million in unused lines of credit with other financial institutions as of the same date.

         The Corporation's stockholders' equity ratio as of December 31, 2003, was 8.36% of total assets. The Corporation's long-term objective is to maintain its stockholders' equity ratio at approximately 7.0%, which is consistent with the Corporations long-term objectives for return on equity of at least 15% per year and return on assets of at least 1% per year. The Corporation's equity ratio is above its target range as of December 31, 2003, primarily as a result
2.6 million in shares issued with the LBI acquisition. The Corporation expects its equity ratio to return to its target range during the next 12 to 24 months, although there can be no assurances. The Corporation's tangible stockholders' equity ratio was 5.75% as of December 31, 2003.

         The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank's objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a "well-capitalized" institution). At December 31, 2003, the Bank's regulatory capital exceeded all regulatory minimum requirements, as well as the amount required to be classified as a "well-capitalized" institution. For additional discussion, refer to Note 12 of the Corporation's Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The Corporation paid cash dividends of $11.2 million, $10.1 million, and $8.9 million during the years ended December 31, 2003, 2002, and 2001, respectively. These amounts equated to dividend payout ratios of 32.4%, 29.1%, and

31.2% of the net income in such periods, respectively. It is the Corporation's objective to maintain its dividend payout ratio in a range of 25% to 35% of net income, which is consistent with the Corporation's long-term earnings and asset growth rate objectives of 10% per year. However, the Corporation's dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders' equity in relation to the Corporation's stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank (for additional discussion refer to Note 12 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"). Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation's ability to pay dividends and/or maintain a given dividend payout ratio.

         On January 29, 2004, the Corporation's Board of Directors approved a regular quarterly dividend of $0.14 per share payable on March 11, 2004, to shareholders of record on February 19, 2004.

         During 2003, the Corporation repurchased 26,198 shares under its 2000 stock repurchase plan (the "2000 Plan") at a cost of approximately $508,000. As of December 31, 2003, 164,918 shares remain to be purchased under the 2000 plan. In April 2002, the Corporation's Board of Directors adopted another stock repurchase plan (the "2002 Plan") that authorizes the repurchase of up to 1,001,678 shares or approximately 5% of the Corporation's outstanding common stock. In April 2003, the Corporation's Board of Directors extended the 2000 and 2002 Plans for another twelve months. Both the 2000 and 2002 Plans authorize the Corporation to repurchase shares from time-to-time in open-market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         During 2003, the Corporation reissued 542,095 shares of common stock out of its inventory of treasury stock with a cost basis of approximately $10.8 million (426,635 of these shares were issued in connection with the acquisition of LBI). In general, these shares were otherwise issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

         The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments.

         OFF-BALANCE SHEET ARRANGEMENTS The Corporation has become a party to financial instruments with off-balance sheet risk in the normal course of its business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, lines of credit, forward commitments to sell loans, and financial guarantees. For additional discussion, refer to Notes 1 and 11 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data". These off-balance sheet arrangements generally have a negligible impact on the Corporation's revenues, expenses, and cash flows, until such time as they are converted to on-balance sheet items. Furthermore, management is not aware of any event, demand, commitment, trend, or uncertainty that will result in or is reasonably likely to result in a material reduction in the availability of off-balance sheet arrangements that provide material benefits to the Corporation.

         CONTRACTUAL OBLIGATIONS The following table presents fixed and determinable contractual obligations to third parties by payment date as of December 31, 2003.

Dollars in thousands

                                                      MORE THAN    MORE THAN
                                          LESS THAN   1 YEAR TO   3 YEARS TO   MORE THAN
                                           1 YEAR      3 YEARS     5 YEARS      5 YEARS     TOTAL
                                          ---------   ---------   ----------   ---------   --------
Long-term FHLB advances                     $50,000     $25,000      $27,500           -   $102,500
Operating leases for facilities (1)           2,812       5,580        5,641     $22,659     36,692
Other long-term contractual obligations         265         242            -           -        507
                                          ---------   ---------   ----------   ---------   --------
   Total obligations                        $53,077     $30,822      $33,141     $22,659   $139,699
                                          =========   =========   ==========   =========   ========

(1) Operating leases may include certain insurance and real estate tax components.

         The Corporation also has long-term obligations under its employee benefit plans as described in its Audited Consolidated Financial Statements. For additional discussion, refer to Note 10 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data".

         The Corporation is party to numerous equipment maintenance and software licensing arrangements that require periodic payments under the agreements. Management of these arrangements is decentralized throughout the Corporation.

As such, management is unable to provide a five-year forecast of these amounts. Equipment maintenance and software licensing expense under these arrangements was $1.3 million, $1.3 million, and $935,000 during the years ended December 31, 2003, 2002, and 2001, respectively. These arrangements may or may not be cancelable at the discretion of the Corporation, may or may not require the payment of early-termination fees, and may or may not be long term in nature.

         The Corporation and its subsidiaries are engaged in various other routine purchase obligations in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

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

         The following table summarizes the Corporation's gap as of December 31, 2003.

Dollars in thousands

                                                                 MORE THAN     MORE THAN   MORE THAN
                                                   6 MONTHS       6 MONTHS     1 YEAR TO   3 YEARS TO    OVER
                                                   OR LESS       TO 1 YEAR      3 YEARS     5 YEARS     5 YEARS      TOTAL
                                                  ----------     ----------    ---------   ----------   --------   ----------
Interest-earning assets:
Mortgage loans:
  Fixed                                           $  169,525     $   88,335    $ 120,213   $   48,039   $  7,114   $  433,226
  Adjustable                                         267,874        222,128      427,953      247,373      2,159    1,167,487
Consumer and education loans                         442,447         70,895      160,464       61,443     36,922      772,171
Commercial business loans                             62,192         35,127       50,421        9,193      1,086      158,019
Mortgage-backed and related securities                63,490         57,456      201,606       59,488      2,402      384,442
Other earning assets                                  66,079              -            -            -          -       66,079
                                                 -----------    -----------   ----------   ----------   --------   ----------
  Total                                           $1,071,607     $  473,941    $ 960,657   $  425,536   $ 49,683   $2,981,424
                                                 ===========    ===========   ==========   ==========   ========   ==========
Interest-bearing liabilities:
Deposits liabilities:
  Regular savings and checking accounts           $  443,824              -            -            -          -   $  443,824
  Money market deposit accounts                      464,982              -            -            -          -      464,982
  Variable-rate IRA accounts                           4,317              -            -            -          -        4,317
  Time deposits                                      244,218     $  321,523    $ 597,224   $  130,449   $    602    1,294,016
FHLB advances and other borrowings                   366,189         50,004       25,006            -          -      441,199
                                                 -----------    -----------    ---------   ----------   --------   ----------
  Total                                           $1,523,530     $  371,527    $ 622,230   $  130,449   $    602   $2,648,338
                                                 ===========    ===========   ==========   ==========   ========   ==========
Excess (deficiency) of earning assets
  over interest-bearing liabilities              ($  451,923)    $  102,414    $ 338,427   $  295,087   $ 49,081
                                                 ===========    ===========   ==========   ==========   ========   ==========
Cumulative excess (deficiency) of earning
  assets over interest-bearing liabilities       ($  451,923)   ($  349,509)  ($  11,082)  $  284,005   $333,086
                                                 ===========    ===========   ==========   ==========   ========   ==========
Cumulative excess (deficiency) of earning
  assets over interest-bearing liabilities as a
  percent of total assets                             -13.66%        -10.56%       -0.33%        8.58%     10.07%
                                                 ===========    ===========   ==========   ==========   ========   ==========
Cumulative earning assets as a percentage of
  interest-bearing liabilities                         70.34%         81.56%       99.56%      110.73%    112.58%
                                                 ===========    ===========   ==========   ==========   ========   ==========

Note: If redeemable FHLB advances, interest-bearing checking, and regular savings deposits were deemed to reprice after one year, the Corporation's one-year funding gap would have been 3.68% as of December 31, 2003, which compares to 8.93% and 5.79% as of December 31, 2002 and 2001, respectively.

         The Corporation's one-year gap was - 10.56% at December 31, 2003, compared to - 6.06% and - 11.63% at December 31, 2002 and 2001, respectively. The Corporation's one-year negative gap widened in 2003 principally because of a decline in overnight and short-term investments. Also contributing was an extension in the weighted average lives of the Corporations CMOs in response to higher interest rates late in 2003. Refer to "Financial Condition--Loans Held for Investment" and "Financial Condition--Mortgage-Backed and Related Securities" for additional discussion. The decline in the Corporation's negative one-year gap in 2002 was primarily attributable to an increase in overnight and short-term investments, a shortening of the weighted-average lives all of the Corporation's mortgage-related assets due to declining interest rates.

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

         The Corporation does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its interest rate risk. However, the Corporation does use forward sales of MBSs and other commitments of a similar nature to manage exposure to market risk in its pipeline of single-family residential loans intended for sale. This pipeline consists of mortgage loans that are held for sale as of the balance sheet date as well as commitments to originate mortgage loans that are intended for sale, but are not closed as of the balance sheet date. Loans held for sale are generally matched against forward sales that require delivery within 30 to 60 days of the balance sheet date. The Corporation's policy is to match substantially all of its pipeline with forward sales. These forward sales generally require delivery within 30 to 60 days. Given these policies, as well as the short-term nature of the Corporation's pipeline and its related forward sales, management believes these financial instruments pose little market risk to the Corporation.

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

         The following table summarizes as of December 31, 2003 and 2002, the sensitivity of the Corporation's NPV to immediate and sustained changes in interest rates, as shown (parallel shifts in the term structure of interest rates are assumed as permitted by OTS regulations; dollars are presented in millions).

                              Estimated NPV
                           -------------------
Change in Interest Rates   12/31/03   12/31/02
------------------------   --------   --------
200 basis point increase   $  312.3   $  208.2
Base scenario                 311.9      211.5
100 basis point decline       315.6      204.6

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2003 and 2002

                                                                                                 2003             2002
                                                                                            --------------   --------------
ASSETS

Cash and due from banks                                                                     $   94,535,753   $   84,482,722
Interest-bearing deposits with banks                                                             6,444,374      179,755,367
Mortgage-backed and related securities:
  Available for sale, at fair value                                                            386,862,372      366,075,106
  Held for investment, at cost (fair value of $610,294 and $30,192,176, respectively)              613,076       30,029,690
Loans held for sale                                                                             16,113,217       50,237,199
Loans held for investment, net of allowance of $13,882,350 and $11,658,086, respectively     2,518,683,388    2,100,641,557
Federal Home Loan Bank stock                                                                    59,634,800       55,634,400
Accrued interest receivable, net                                                                15,802,753       17,522,581
Office properties and equipment                                                                 53,020,583       35,647,335
Mortgage servicing rights, net                                                                  36,340,856       30,171,341
Goodwill                                                                                        78,168,866       38,546,439
Other intangible assets                                                                         13,358,976        5,271,947
Other assets                                                                                    28,745,265       31,608,545
                                                                                            --------------   --------------
  Total assets                                                                              $3,308,324,280   $3,025,624,228
                                                                                            ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit liabilities                                                                         $2,552,837,027   $2,355,148,292
Federal funds purchased                                                                         24,500,000                -
Federal Home Loan Bank advances                                                                373,075,000      400,600,000
Other borrowings                                                                                43,624,308       17,012,682
Advance payments by borrowers for taxes and insurance                                            1,484,734       11,906,038
Accrued interest payable                                                                         2,234,905        3,119,227
Other liabilities                                                                               33,979,161       32,385,986
                                                                                            --------------   --------------
  Total liabilities                                                                          3,031,735,135    2,820,172,225
                                                                                            --------------   --------------
Preferred stock, $0.10 par value (5,000,000 shares authorized, none outstanding)                         -                -
Common stock, $0.10 par value (100,000,000 shares authorized, 22,394,773 and 20,215,933
 shares issued, respectively)                                                                    2,239,477        2,021,593
Additional paid-in capital                                                                      87,323,995       46,577,431
Retained earnings                                                                              188,319,179      165,628,148
Treasury stock, at cost (0 and 511,497 shares, respectively)                                             -      (10,178,374)
Unearned restricted stock                                                                                -          (32,083)
Accumulated non-owner adjustments to equity, net                                                (1,293,508)       1,435,289
                                                                                            --------------   --------------
  Total stockholders' equity                                                                   276,589,144      205,452,003
                                                                                            --------------   --------------

  Total liabilities and stockholders' equity                                                $3,308,324,280   $3,025,624,228
                                                                                            ==============   ==============

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002, and 2001

                                                            2003           2002           2001
                                                        ------------   ------------   ------------
Interest on loans                                       $127,898,681   $137,611,379   $144,007,080
Interest on mortgage-backed and related securities        15,384,721     18,470,156     24,060,467
Interest and dividends on other investments                4,634,973      5,168,808      3,465,094
                                                        ------------   ------------   ------------
  Total interest income                                  147,918,375    161,250,343    171,532,641
                                                        ------------   ------------   ------------
Interest on deposit liabilities                           49,408,153     57,082,939     83,584,616
Interest on FHLB advances and other borrowings            16,717,204     22,642,672     24,745,757
                                                        ------------   ------------   ------------
  Total interest expense                                  66,125,357     79,725,611    108,330,373
                                                        ------------   ------------   ------------
  Net interest income                                     81,793,018     81,524,732     63,202,268
Provision for loan losses                                  1,455,835      3,468,063      1,763,391
                                                        ------------   ------------   ------------
  Net interest income after provision for loan losses     80,337,183     78,056,669     61,438,877
                                                        ------------   ------------   ------------
Community banking revenue                                 39,720,029     33,598,092     29,010,521
Mortgage banking revenue                                  44,044,272     27,474,147     18,264,355
Gain (loss) on sale of investments and other assets                -       (166,264)        63,190
Other income                                               2,781,668      2,729,075      2,189,240
                                                        ------------   ------------   ------------
  Total non-interest income                               86,545,969     63,635,051     49,527,306
                                                        ------------   ------------   ------------
Compensation and employee benefits                        62,199,472     52,985,416     40,152,644
Occupancy and equipment                                   13,305,277     10,717,300      8,721,140
Communications, postage, and office supplies               7,137,846      6,407,854      5,256,205
ATM and debit card transaction costs                       4,818,698      4,005,468      3,241,996
Advertising and marketing                                  3,553,136      3,298,384      2,588,745
Amortization of intangibles                                1,002,971        698,411      1,084,974
FHLB prepayment penalty                                    7,388,300              -              -
Other expenses                                            12,311,532      9,265,480      6,073,769
                                                        ------------   ------------   ------------
  Total non-interest expense                             111,717,231     87,378,312     67,119,473
                                                        ------------   ------------   ------------
  Income before income taxes                              55,165,921     54,313,408     43,846,710
Income tax expense                                        20,439,376     19,397,866     15,398,485
                                                        ------------   ------------   ------------

  Net income                                            $ 34,726,545   $ 34,915,542   $ 28,448,225
                                                        ============   ============   ============

  PER SHARE INFORMATION      2003    2002    2001
--------------------------   -----   -----   -----
Diluted earnings per share   $1.69   $1.73   $1.51
Basic earnings per share      1.71    1.76    1.52
Dividends paid per share      0.55    0.51    0.47
                             =====   =====   =====

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003, 2002, and 2001

                                               COMMON
                                              STOCK AND                                               ACCUMULATED
                                             ADDITIONAL                                   UNEARNED     NON-OWNER
                                               PAID-IN       RETAINED       TREASURY     RESTRICTED   ADJUSTMENTS
                                               CAPITAL       EARNINGS        STOCK         STOCK       TO EQUITY       TOTAL
                                             -----------   ------------   ------------   ----------   -----------   ------------
Balance at December 31, 2000                 $36,534,227   $122,921,606   ($15,127,142)   ($142,083)  $ 2,362,887   $146,549,495
Net income                                                   28,448,225                                               28,448,225
Securities valuation adjustment,
  net of income taxes of ($115,521)                                                                      (214,539)      (214,539)
Reclassification adjustment for
   gain on securities included in
   income, net of income taxes of ($4,619)                                                                 (8,579)        (8,579)
                                                                                                                    ------------
Net income and non-owner
  adjustments to equity                                                                                               28,225,107
                                                                                                                    ============
Common stock issued for
  acquisition                                 12,085,017                    16,518,776                                28,603,793
Dividends paid                                               (8,866,148)                                              (8,866,148)
Exercise of stock options                          8,684     (1,508,794)     1,821,742                                   321,632
Purchase of treasury stock                                                  (3,213,376)                               (3,213,376)
Amortization of restricted stock                                722,200                      55,000                      777,200
                                             -----------   ------------   ------------   ----------  ------------   ------------
Balance at December 31, 2001                  48,627,928    141,717,089              -      (87,083)    2,139,769    192,397,703
Net income                                                   34,915,542                                               34,915,542
Securities valuation adjustment,
  net of income taxes of $42,698                                                                           79,296         79,296
Reclassification adjustment for
   loss on securities included in
   income, net of income taxes of $58,192                                                                 108,072        108,072
Additional minimum pension liability,
  net of income taxes of ($594,566)                                                                      (891,848)      (891,848)
                                                                                                                    ------------
Net income and non-owner
  adjustments to equity                                                                                               34,211,062
                                                                                                                    ------------
Dividends paid                                              (10,145,762)                                             (10,145,762)
Exercise of stock options                        (28,904)    (1,746,936)     3,591,732                                 1,815,892
Purchase of treasury stock                                                 (13,770,106)                              (13,770,106)
Amortization of restricted stock                                888,214                      55,000                      943,214
                                             -----------   ------------   ------------   ----------  ------------   ------------
Balance at December 31, 2002                  48,599,024    165,628,148    (10,178,374)     (32,083)    1,435,289    205,452,003
Net income                                                   34,726,545                                               34,726,545
Securities valuation adjustment,
  net of income taxes of ($978,842)                                                                    (1,817,850)    (1,817,850)
Additional minimum pension liability,
  net of income taxes of ($607,298)                                                                      (910,947)      (910,947)
                                                                                                                    ------------
Net income and non-owner
  adjustments to equity                                                                                               31,997,748
                                                                                                                    ------------
Common stock issued for
  acquisition                                 40,824,948                     8,463,937                                49,288,885
Dividends paid                                              (11,236,323)                                             (11,236,323)
Exercise of stock options                        118,000     (1,468,503)     2,291,336                                   940,833
Purchase of treasury stock                                                    (507,819)                                 (507,819)
Amortization of restricted stock                                839,232                      32,083                      871,315
Other activity                                    21,500       (169,920)       (69,080)                                 (217,500)
                                             -----------   ------------   ------------   ----------  ------------   ------------
Balance at December 31, 2003                 $89,563,472   $188,319,179              -            -  ($ 1,293,508)  $276,589,144
                                             ===========   ============   ============   ==========  ============   ============

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002, and 2001

                                                                                    2003             2002             2001
                                                                               --------------   --------------   ---------------
Cash flows from operating activities:
  Net income                                                                    $  34,726,545   $   34,915,542   $    28,448,225
  Adjustments to reconcile net income to net cash provided (used) by operations:
    Provision for loan and real estate losses                                       1,897,668        3,415,158         1,807,782
    Increase (decrease) in mortgage servicing rights valuation allowance           (3,350,000)         750,000           (66,643)
    Net loan costs deferred                                                        (4,474,060)      (3,932,341)       (2,740,892)
    Amortization of mortgage servicing rights                                      28,728,884       25,273,796        15,970,764
    Other amortization                                                             14,026,798        6,887,848         2,891,259
    Depreciation                                                                    4,076,566        3,319,594         2,586,951
    Gains on sales of mortgage loans                                              (56,989,114)     (42,208,187)      (24,372,880)
    Loss (gain) on sales of investments and other assets                                    -          166,264           (63,190)
    Decrease in accrued interest receivable                                         3,599,538        1,901,575         1,610,828
    Decrease in accrued interest payable                                           (1,600,344)      (1,465,034)       (1,449,262)
    Increase in current and deferred income taxes                                   2,709,917        1,473,902         3,990,480
    Other accruals and prepaids, net                                                  (29,738)      (4,666,092)       (1,236,099)
                                                                               --------------   --------------   ---------------
      Net cash provided by operations before loan originations and sales           23,322,660       25,832,025        27,377,323
  Loans originated for sale                                                    (2,229,806,539)  (1,713,628,833)   (1,252,070,158)
  Sales of loans originated for sale or transferred from held for investment    2,386,958,243    1,858,340,739     1,390,901,215
                                                                               --------------   --------------   ---------------
      Net cash provided by operations                                             180,474,364      170,543,931       166,208,380
                                                                               --------------   --------------   ---------------
Cash flows from investing activities:
  Decrease (increase) in interest-bearing deposits with banks                     173,337,538      (81,522,207)      (75,614,559)
  Purchases of investment securities available for sale                                     -                -       (35,553,880)
  Maturities of investment securities available for sale                                    -                -           100,000
  Sales of investment securities available for sale                                96,548,375       35,098,150        21,823,808
  Purchases of mortgage-backed and related securities available for sale         (578,202,342)    (363,914,125)     (167,327,646)
  Principal repayments on mortgage-backed and related securities available
   for sale                                                                       548,329,346      302,304,690       193,046,784
  Sales of mortgage-backed and related securities available for sale                        -                -         7,408,541
  Purchases of mortgage-backed and related securities held for investment                   -                -      (100,780,023)
  Principal repayments on mortgage-backed and related securities held for
   investment                                                                      29,208,525      102,986,604        43,826,047
  Loans originated for investment                                              (1,151,453,870)  (1,056,138,397)     (701,594,833)
  Loans purchased for investment                                                 (195,153,361)    (302,834,697)     (178,103,908)
  Loan principal repayments                                                     1,109,569,097    1,102,340,559       742,073,665
  Purchases of Federal Home Loan Bank stock                                                 -      (25,000,000)                -
  Additions to office properties and equipment                                    (15,850,869)      (7,524,801)       (6,388,322)
  Net cash acquired in acquisitions of other financial institutions                10,491,047                -         2,979,813
  Purchase of net assets of other financial institutions                                    -       (7,914,840)                -
  Purchase of bank-owned life insurance                                                     -                -       (15,000,000)
  Other, net                                                                       17,958,439        1,746,398       (10,144,757)
                                                                               --------------   --------------   ---------------
    Net cash used by investing activities                                          44,781,925     (300,372,666)     (279,249,270)
                                                                               --------------   --------------   ---------------
Cash flows from financing activities:
  Increase (decrease) in deposit liabilities                                     (204,509,646)     172,343,825       202,008,108
  Purchased deposit liabilities                                                             -       25,290,037                 -
  Long-term advances from Federal Home Loan Bank                                            -                -       162,500,000
  Repayment of long-term Federal Home Loan Bank advances                         (298,100,000)     (54,315,000)      (53,245,000)
  Increase (decrease) in short-term Federal Home Loan Bank borrowings             270,575,000      (12,500,000)      (23,045,000)
  Decrease in securities sold under agreements to repurchase                                -                -      (100,000,000)
  Increase (decrease) in federal funds purchased                                   24,500,000                -       (20,000,000)
  Increase (decrease) in other borrowings                                          26,361,626       16,980,371        (2,609,059)
  Increase (decrease) in advance payments by borrowers for taxes and
   insurance                                                                      (10,434,690)      10,236,607           529,901
  Purchase of treasury stock                                                         (507,819)     (13,770,106)       (3,213,376)
  Dividends paid                                                                  (11,236,323)     (10,145,762)       (8,866,148)
  Other, net                                                                      (11,851,406)       9,434,780         4,292,350
                                                                               --------------   --------------   ---------------
    Net cash provided (used) by financing activities                             (215,203,258)     143,554,752       158,351,776
                                                                               --------------   --------------   ---------------
Net increase in cash and due from banks                                            10,053,031       13,726,017        45,310,886
Cash and due from banks at beginning of period                                     84,482,722       70,756,705        25,445,819
                                                                               --------------   --------------   ---------------
    Cash and due from banks at end of period                                   $   94,535,753   $   84,482,722   $    70,756,705
                                                                               ==============   ==============   ===============
Supplemental disclosures of cash flow information:
  Interest and dividends received on loans and investments                     $  151,517,914   $  163,151,918   $   173,143,469
  Interest paid on deposits and borrowings                                         67,725,701       81,190,645       109,779,635
  Income taxes paid                                                                18,507,445       18,534,887        11,408,441
  Income taxes refunded                                                             1,769,576          616,089             1,454
  Transfer of loans from held for investment to held for sale                      93,970,482      119,630,789       165,583,373
  Common stock issued in acquisition of other financial institutions               49,288,885                -        28,603,793
  Net increase in assets from the acquisition of other financial
   institutions, excluding cash and cash equivalents                               38,797,838                -        25,623,980
                                                                               ==============   ==============   ===============

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

         BASIS OF FINANCIAL STATEMENT PRESENTATION The accounting and reporting policies of the Corporation, the Bank, and the Bank's subsidiaries conform to GAAP and to general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

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

         LOANS HELD FOR SALE, DERIVATIVE INSTRUMENTS, AND HEDGING ACTIVITIES The Corporation does not use derivative instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its operations. However, the Corporation does use forward sales of MBSs and other commitments of a similar nature to manage exposure to market risk in its "pipeline" of single-family residential loans intended for sale. Forward sales are derivative instruments and are subject to the rules established by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In addition, commitments to extend credit that relate to loans the Corporation intends to sell ("interest rate commitments") are also considered to be derivative instruments under SFAS 133 and Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). The Corporation's policy is to offset substantially all of its exposure to market risk in its pipeline of loans intended for sale against forward sales.

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

         Net unrealized gains or losses associated with the Corporation's pipeline are included in gain on sale of mortgage loans, which is a component of mortgage banking revenue. Net unrealized gains and/or losses on the Corporation's pipeline were not material during any of the periods presented in the Corporation's Statements of Operations.

         SECURITIZATIONS AND SALES OF MORTGAGE LOANS The Corporation sells substantially all of the fixed-rate single-family mortgage loans it originates, including adjustable-rate loans that convert to fixed-rate loans. These sales are accomplished through cash sales to Freddie Mac, Fannie Mae, the FHLB, and other third-party investors, as well as through securitizations with Freddie Mac and Fannie Mae. In general, MBSs received from Freddie Mac or Fannie Mae in exchange for fixed-rate mortgage loans are sold immediately in the securities market. The gain or loss associated with sales of single-family mortgage loans is recorded as a component of mortgage banking revenue.

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

         From time-to-time the Corporation also exchanges adjustable-rate mortgage loans held for investment for Freddie Mac or Fannie Mae MBSs backed by the same loans. The resulting MBSs are classified in the Corporation's Statement of Financial Condition as "mortgage-backed and related securities available for sale". The Corporation continues to service the loans underlying these securities after they are exchanged.

         Sales or securitizations of mortgage loans through Freddie Mac and Fannie Mae are generally done under terms that do not provide for recourse to the Corporation by the investor. However, in the case of sales to the FHLB, the Corporation retains the credit risk on the underlying loans in exchange for a credit enhancement fee. Furthermore, the Corporation sometimes retains an exposure to credit risk on loans it securitizes into MBSs through Freddie Mac or Fannie Mae. In these instances, the Corporation records a recourse liability to provide for potential credit losses. Because the loans involved in these transactions are similar to those in the Corporation's loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to "Allowance for Loan Losses", below).

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

         The Corporation records originated mortgage servicing rights ("OMSR") as a component of gain on sale of mortgage loans when the obligation to service such loans has been retained by the Corporation. The initial value recorded for OMSR is based on the relative values of the servicing rights and the underlying loans without the servicing rights. This value approximates the present value of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The carrying value of OMSR is amortized over the life of and in proportion to net servicing fee income. Expected prepayments may vary considerably from period to period. As a result, there may be considerable variation in amortization of OMSRs from period to period depending on prepayment expectations. In general, however, variations in the amortization of OMSRs will offset to some degree opposite changes in gains or losses on sales of single-family mortgage loans, as previously described (refer to "Securitizations and Sales of Mortgage Loans", above).

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

         The carrying value of OMSR and PMSR as recorded in the Corporation's Consolidated Statements of Financial Condition (collectively "mortgage servicing rights" or "MSRs") is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. In valuing MSRs, the Corporation stratifies the loans by investor and by the type of remittance program sponsored by the investor, if applicable. If, based on a periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against the Corporation's loan servicing fee income, which is included as a component of mortgage banking revenue. A valuation allowance is not recorded if the estimated fair value of a stratum exceeds its carrying value. Because of this treatment, the Corporation may be required to maintain a valuation allowance against MSRs even though the estimated fair value of the Corporation's total MSR portfolio exceeds its carrying value in total. In addition, the Corporation may be required to maintain a valuation allowance even though it is unlikely to actually incur an economic loss in future periods because valuation allowances resulting from increases in prepayment expectations are likely to be offset by additional OMSR gains in future periods. The valuation allowance is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, a market-based discount rate, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income.

         ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is composed of specific allowances for loans that are individually reviewed for impairment and general valuation allowances for homogenous loans, which are evaluated on a collective basis. The Corporation establishes specific valuation allowances on loans it considers to be impaired and if loss is considered probable. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or the fair value of the underlying collateral. A specific valuation allowance is established for an amount equal to the impairment. General valuation allowances are based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect borrowers' ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors.

         The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The Corporation's Board of Directors reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance reflects management's best estimate of the amount necessary to provide for the impairment of loans. The allowance is based on a risk model developed and implemented by management and approved by the Corporation's Board of Directors.

         REAL ESTATE Real estate acquired through foreclosure or deed in lieu of foreclosure and real estate subject to redemption are recorded at the lower of cost or estimated fair value, less estimated costs to sell. Costs relating to the development and improvement of the property are capitalized. Income and expenses incurred in connection with holding and operating the property are included in the Corporation's Consolidated Statements of Operations.

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

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation occasionally enters into sales of securities under agreements to repurchase with third-party broker-dealers (commonly referred to as "reverse-repurchase agreements"). These arrangements are treated as a financing, and the obligations to repurchase securities sold are reflected as a liability in the Corporation's Consolidated Statements of Financial Condition. The securities underlying the agreements remain in the asset accounts. There were no securities sold under agreements to repurchase as of December 31, 2003, and December 31, 2002.

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

         INCOME TAXES The Corporation, the Bank, and all but one of the Bank's subsidiaries file a consolidated federal income tax return and separate or combined state income tax returns, depending on the state. Income taxes are accounted for using the "asset and liability" method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Corporation's income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. A valuation allowance is provided for any deferred tax asset for which it is more likely than not that the asset will not be realized. Changes in valuation allowances are recorded as a component of income.

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

                  LOANS HELD FOR SALE OR FOR INVESTMENT The estimated fair values of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The estimated fair values of loans held for investment is determined using discounted cash flow techniques. Scheduled principal and interest payments are adjusted for estimated future prepayments as provided by third-party market sources or as estimated by management using historical prepayment experience. Discount rates used in the fair value computations are generally based on interest rates offered by the Corporation on similar loans as of the end of the period, adjusted for management's estimate of differences in liquidity, credit risk, remaining term to maturity, etc.

                  The estimated fair value of loans held for sale also includes an adjustment for the estimated fair value of unfunded interest rate commitments on loans the Corporation intends to sell, as well as forward commitments to sell loans. The methods used to value these commitments are described under "Forward Commitments to Sell Loans", below.

                  FEDERAL HOME LOAN BANK STOCK FHLB stock held in excess of minimum requirements can be returned to the FHLB for face value. Accordingly, the fair value of all FHLB stock is estimated to be equal to the face amount presented in the Corporation's Consolidated Statements of Financial Condition.

                  ACCRUED INTEREST RECEIVABLE AND PAYABLE The fair value of accrued interest is equal to the face amount presented in the Corporation's Consolidated Statements of Financial Condition.

                  MORTGAGE SERVICING RIGHTS The fair value of MSRs is estimated using a discounted cash flow calculation that applies discount rates considered reasonable by management to a schedule of both contractual and estimated cash flows. Such cash flows are adjusted for loan prepayment rates determined by independent industry sources.

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

                  ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE The fair value of advance payments by borrowers for taxes and insurance is equal to the face amount presented in the Corporation's Consolidated Statements of Financial Condition.

                  OFF-BALANCE SHEET FINANCIAL INSTRUMENTS The Corporation has become a party to financial instruments with off-balance sheet risk in the normal course of its business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, lines of credit, and financial guarantees.

                  Off-balance sheet financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Statement of Financial Condition. In the event of non-performance by the other party to a financial instrument, the Corporation's exposure to credit loss is represented by the contractual amount of the instrument. The Corporation uses the same credit policies in granting commitments, letters and lines of credit, and financial guarantees as it does for on-balance-sheet financial instruments.

                  The fair values of commitments to extend credit are determined based on what secondary markets are currently offering for portfolios with similar characteristics, similar to that which is used for loans held for sale, as previously described.

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

                  FORWARD COMMITMENTS TO SELL LOANS The fair values of forward commitments to sell loans are based on average quoted market prices obtained from independent pricing sources.

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

         EARNINGS PER SHARE Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the incentive plans described elsewhere in this report. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the years ended December 31, 2003, 2002, and 2001, is as follows:

                                                     2003                        2002                        2001
                                          -------------------------   -------------------------   -------------------------
                                            DILUTED        BASIC        DILUTED        BASIC        DILUTED        BASIC
                                          -----------   -----------   -----------   -----------   -----------   -----------
Net income                                $34,726,545   $34,726,545   $34,915,542   $34,915,542   $28,448,225   $28,448,225
                                          ===========   ===========   ===========   ===========   ===========   ===========
Average common shares issued, net
  of actual treasury shares                20,352,640    20,352,640    19,892,179    19,892,179    18,682,407    18,682,407
Potential common shares issued under
  stock options (treasury stock method)       245,035             -       271,658             -       188,582             -
                                          -----------   -----------   -----------   -----------   -----------   -----------
Average common shares and
  potential common shares                  20,597,675    20,352,640    20,163,837    19,892,179    18,870,989    18,682,407
                                          ===========   ===========   ===========   ===========   ===========   ===========
Earnings per share                        $      1.69   $      1.71   $      1.73   $      1.76   $      1.51   $      1.52
                                          ===========   ===========   ===========   ===========   ===========   ===========

         CASH AND CASH EQUIVALENTS For purposes of the Corporation's Consolidated Statements of Cash Flows, cash and cash equivalents consists solely of cash on hand and non-interest-bearing deposits in banks ("cash and due from banks"). The Corporation is required to maintain a certain amount of cash on hand and non-interest-bearing account balances at the Federal Reserve Bank of Minneapolis to meet specific reserve requirements. These requirements approximated $53.3 million at December 31, 2003, and $49.6 million at December 31, 2002.

         RECLASSIFICATION Certain 2002 and 2001 balances have been reclassified to conform with the 2003 presentation.

NOTE 2--INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES

         Mortgage-backed and related securities at December 31, 2003 and 2002, are summarized as follows:

                                                                 2003
                                        ------------------------------------------------------
                                         AMORTIZED     UNREALIZED   UNREALIZED        FAIR
                                           COST          GAINS        LOSSES          VALUE
                                        ------------   ----------   -----------   ------------
Available for sale:
  Collateralized mortgage obligations   $362,605,326   $1,435,341   ($2,003,474)  $362,037,193
  Mortgage-backed securities              23,473,526    1,351,652             -     24,825,178
                                        ------------   ----------   -----------   ------------
    Total available for sale             386,078,852    2,786,993    (2,003,474)   386,862,372
                                        ------------   ----------   -----------   ------------
Held for investment:
  Mortgage-backed securities                 613,076        5,557        (8,339)       610,294
                                        ------------   ----------   -----------   ------------
    Total held for investment                613,076        5,557        (8,339)       610,294
                                        ------------   ----------   -----------   ------------
    Total mortgage-related securities   $386,691,928   $2,792,550   ($2,011,813)  $387,472,666
                                        ============   ==========   ===========   ============

                                                                 2003
                                        ------------------------------------------------------
                                         AMORTIZED     UNREALIZED   UNREALIZED        FAIR
                                           COST          GAINS        LOSSES          VALUE
                                        ------------   ----------   -----------   ------------
Available for sale:
  Collateralized mortgage obligations   $321,054,160   $1,109,312   ($  298,506)  $321,864,966
  Mortgage-backed securities              41,440,735    2,769,405             -     44,210,140
                                        ------------   ----------   -----------   ------------
    Total available for sale             362,494,895    3,878,717      (298,506)   366,075,106
                                        ------------   ----------   -----------   ------------
Held for investment:
  Collateralized mortgage obligations     29,129,314      188,596       (27,917)    29,289,994
  Mortgage-backed securities                 900,376       12,952       (11,146)       902,182
                                        ------------   ----------   -----------   ------------
    Total held for investment             30,029,690      201,548       (39,063)    30,192,176
                                        ------------   ----------   -----------   ------------
    Total mortgage-related securities   $392,524,585   $4,080,265   ($  337,569)  $396,267,282
                                        ============   ==========   ===========   ============

         Accrued interest receivable on mortgage-backed and related securities was $1,524,381 and $2,085,348 at December 31, 2003 and 2002, respectively.

         MBSs consist of Freddie Mac and Fannie Mae securities. As of December 31, 2003, the Corporation had retained the credit risk on $16.4 million in Freddie Mac MBSs. CMOs consist of securities backed by the aforementioned agency-backed securities or by whole-loans. As of December 31, 2003, approximately 21% of the Corporation's CMO portfolio consisted of securities backed by whole loans--all of which were rated triple-A or its equivalent by the major credit-rating agencies. Approximately 31% of the Corporation's whole-loan CMOs consisted of loans on properties located in the state of California. No other geographical location had a material concentration. As of December 31, 2003, MBSs with a book value of $185,000 were pledged as collateral on a treasury tax and loan deposit; CMOs with a book value of $97.4 million were pledged to secure FHLB advances.

         As of December 31, 2003 and 2002 there were no securities outstanding other than MBSs and CMOs. There were no realized gains or losses on sales of investment securities in 2003. Realized losses on sales of investment securities were $166,264 in 2002. There were no realized gains or losses on sales of mortgage-backed and related securities during 2003, 2002, and 2001.

NOTE 3--LOANS HELD FOR INVESTMENT

         Loans held for investment at December 31 are summarized as follows:

                                                                         2003             2002
                                                                    --------------   --------------
First mortgage loans:
  Single-family real estate                                         $  759,489,982   $  734,407,400
  Non-residential real estate                                          426,644,196      250,223,910
  Multi-family real estate                                             284,991,259      254,294,478
  Construction                                                         119,195,922       97,263,177
Consumer loans:
  Second mortgage and home equity                                      396,581,425      345,810,380
  Automobile                                                           146,676,852      126,454,963
  Other consumer                                                        36,400,783       28,613,347
Education loans                                                        195,052,225      194,597,010
Commercial business loans                                              158,760,854       71,904,398
                                                                    --------------   --------------
  Subtotal                                                           2,523,793,498    2,103,569,063
Unearned discount, premiums, and net deferred loan fees and costs        8,772,240        8,730,580
Allowance for loan losses                                              (13,882,350)     (11,658,086)
                                                                    --------------   --------------
  Total                                                             $2,518,683,388   $2,100,641,557
                                                                    ==============   ==============

         Accrued interest receivable on loans was $14,260,711 and $15,305,012 at December 31, 2003 and 2002, respectively.

         At December 31, 2003, substantially all of the Corporation's single-family mortgage loans were pledged to secure FHLB advances.

         At December 31, 2003 and 2002, loans on non-accrual status were $9.6 million and $5.4 million, respectively. The Corporation has no loans contractually past due ninety or more days for which interest is being accrued.

         With respect to single-family mortgage loans, it is the Corporation's general policy to restrict lending to its primary market areas in Wisconsin, Minnesota, and Illinois, as well as contiguous counties in Iowa, though from time-to-time the Corporation will purchase single-family loans originated outside of its primary market area. It is also the Corporation's general policy to limit individual single-family mortgage loans to 80% of the appraised value of the property securing the loan. The Corporation will occasionally lend more than 80% of the appraised value of the property, but generally will require the borrower to obtain private mortgage insurance on the portion of the loan amount that exceeds 80% of the collateral. Single-family mortgage loans originated or purchased outside of the Corporation's primary market area were $239 million and $307 million at December 31, 2003 and 2002, respectively.

         With respect to multi-family and non-residential real estate loans, it is the Corporation's policy to restrict its lending area to loans secured by property located within a 300-mile radius of La Crosse, to include all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota, although in the past the Corporation originated multi-family and non-residential real estate loans outside of this area. It is also the Corporation's general policy to limit loans on multi-family residential complexes, retail shopping centers, office buildings, and multi-tenant industrial buildings to 80% of the appraised value of the property securing the loan. Loans on other types of commercial properties, such as nursing homes, hotels/motels, churches, and single-tenant industrial buildings are limited to 75% or less of the appraised value of the property securing the loan. Multi-family and non-residential real estate loans originated or purchased outside of the Corporation's market area were $20.6 million and $19.9 million, at December 31, 2003 and 2002, respectively.

         With respect to consumer loans, it is the Corporation's policy that such loans be supported primarily by the borrower's ability to repay the loan and secondarily by the value of the collateral securing the loan, if any. Furthermore, in the case of second mortgages and home equity loans, the Corporation does not generally allow the sum of the first and second mortgage amounts to exceed 100% of the appraised value of the property securing the loan. Education loans are substantially guaranteed by an agency of the U.S. government.

         With respect to commercial business loans, it is the Corporation's policy that such loans be supported primarily by the borrower's ability to repay the loan and/or alternative sources of repayment (generally in the form of collateral or outside guarantee), and secondarily by the value of the collateral securing the loan, if any. Applications for commercial business loans are accepted at the Corporation's offices in La Crosse, Wausau, and Oskhosh, Wisconsin, as well as Rochester and St. Paul, Minnesota. It is the Corporation's general policy to restrict its commercial business lending to a market area defined as within a 150-mile radius of any office location where business banking products and services are sold.

         A summary of the activity in the allowance for loan losses is as follows:

                                                2003          2002         2001
                                             -----------   -----------   ----------
Balance at beginning of period               $11,658,086   $ 9,961,577   $8,027,526
Provision charged to expense                   1,455,835     3,468,063    1,763,391
                                             -----------   -----------   ----------
Loans charged-off                             (2,205,996)   (1,844,943)  (1,189,383)
Recoveries                                       100,537        73,389       98,026
                                             -----------   -----------   ----------
Charge-offs, net                              (2,105,459)   (1,771,554)  (1,091,357)
Allowance on loans acquired in acquisition     2,873,889             -    1,262,017
                                             -----------   -----------   ----------
Balance at end of period                     $13,882,350   $11,658,086   $9,961,577
                                             ===========   ===========   ==========

NOTE 4--MORTGAGE SERVICING RIGHTS

         A summary of the activity in mortgage servicing rights is as follows:

                                                     PURCHASED     ORIGINATED     VALUATION
                                                        MSR           MSR         ALLOWANCE       TOTAL
                                                    -----------   ------------   -----------   -----------
Balance at December 31, 2000                        $ 3,656,097   $ 22,291,018   ($2,666,643)  $23,280,472
Purchased servicing                                   1,100,197                                  1,100,197
Originated servicing                                                20,183,936                  20,183,936
Originated servicing obtained through acquisition                    1,248,285                   1,248,285
Amortization charged to earnings                     (1,669,661)   (14,301,103)                (15,970,764)
Valuation adjustments charged to earnings                                             66,643        66,643
                                                    -----------   ------------   -----------   -----------
Balance at December 31, 2001                          3,086,633     29,422,136    (2,600,000)   29,908,769
Originated servicing                                                26,286,368                  26,286,368
Amortization charged to earnings                     (1,754,025)   (23,519,771)                (25,273,796)
Valuation adjustments charged to earnings                                           (750,000)     (750,000)
                                                    -----------   ------------   -----------   -----------
Balance at December 31, 2002                          1,332,608     32,188,733    (3,350,000)   30,171,341
Originated servicing                                                31,548,399                  31,548,399
Amortization charged to earnings                     (1,019,702)   (27,709,182)                (28,728,884)
Valuation adjustments charged to earnings                                          3,350,000     3,350,000
                                                    -----------   ------------   -----------   -----------
Balance at December 31, 2003                        $   312,906   $ 36,027,950             -   $36,340,856
                                                    ===========   ============   ===========   ===========

         Loans serviced for investors were $3.3 billion, $3.0 billion, and $2.7 billion at December 31, 2003, 2002, and 2001, respectively. These loans are not reflected in the Corporation's Consolidated Statements of Financial Condition. At December 31, 2003, the Corporation had retained the credit risk related to $2.4 billion in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.

          As more fully described in Note 1, originated servicing is recorded as a component of gain on sale of mortgage loans, which is included as a component of mortgage banking revenue. In addition, amortization and valuation adjustments charged to earnings are recorded as an offset to servicing fee income, which is also recorded as a component of mortgage banking revenue.

         As noted in the table, above, amortization of MSRs varies considerably from period to period. The amortization of MSRs is significantly influenced by the interest rate environment and the impact such has on borrower behavior and the broader market's expectations for future loan prepayment activity. If the interest rate environment at December 31, 2003, remains unchanged for the next five years and/or the market's expectations for future loan prepayment activity does not change over the same period, management estimates amortization of MSRs will be $7.3 million, $6.2 million, $5.0 million, $3.9 million, and $3.1 million during the years 2004 to 2008, respectively. Management cautions the reader that the only thing known for certain with respect to this estimate is that it is a virtual certainty that it will not transpire because it is a virtual certainty that interest rates will fluctuate, borrower behavior will change, and market expectations for future prepayments will vary, making any estimate of future amortization subject to significant uncertainty in the near term. The reader is also cautioned that the disclosure does not include an estimate of amortization for MSRs originated or purchased after December 31, 2003. As a result of these shortcomings, management cautions the reader that this disclosure may be of very limited value.

NOTE 5--OFFICE PROPERTIES AND EQUIPMENT

         Office properties and equipment at December 31 are summarized as follows:

                                                2003          2002
                                            ------------   -----------
Office buildings and improvements           $ 27,714,291   $22,699,575
Furniture and equipment                       29,972,259    26,338,144
Leasehold improvements                         9,105,056     8,235,992
Land and improvements                          7,027,059     4,616,028
Property acquired for expansion                7,728,871       712,330
Construction in progress                       4,470,003     2,262,012
                                            ------------   -----------
  Subtotal                                    86,017,539    64,864,081
Accumulated depreciation and amortization    (32,996,956)  (29,216,746)
                                            ------------   -----------
  Total                                     $ 53,020,583   $35,647,335
                                            ============   ===========

         The Corporation rents office space and land under operating leases at certain of its locations. These leases have terms expiring between 2004 and 2033 and provide for renewals subject to escalation clauses. Rental expense was $3,210,117, $2,655,420, and $2,217,502 for the years ended December 31, 2003,
2002, and 2001, respectively. Management estimates lease payments will be $2.8 million each year during the years 2004 to 2008.

NOTE 6--GOODWILL AND OTHER INTANGIBLE ASSETS

         The Corporation adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other identifiable intangible assets continue to be amortized over their useful lives, which include deposit-based intangibles. If SFAS 142 had been in effect during the twelve months ended December 31, 2001, the Corporation's net income in such period would have been higher by approximately $662,000 or $0.03 per diluted share.

         The following table provides a summary of the Corporation's goodwill and other intangible assets as of December 31:

                                                                  2003          2002
                                                               -----------   -----------
Goodwill:
   Not deductible for tax purposes                             $55,229,555   $15,607,128
   Deductible for tax purposes                                  22,939,311    22,939,311
                                                               -----------   -----------
      Total goodwill                                            78,168,866    38,546,439
Other intangible assets:
   Deposit-based intangibles not deductible for tax purposes    10,076,213     1,465,617
   Deposit-based intangibles deductible for tax purposes         2,442,771     2,876,753
   Other intangibles, deductible for tax purposes                  839,992       929,577
                                                               -----------   -----------
      Total other intangibles                                   13,358,976     5,271,947
                                                               -----------   -----------
      Total                                                    $91,527,842   $43,818,386
                                                               ===========   ===========

         As of December 31, 2003, the weighted-average remaining amortization period for deposit-based intangibles deductible for tax purposes was approximately 20 years. It was approximately 16 years for non-deductible deposit-based intangibles. Amortization for all deposit-based intangibles is expected to be $1.9 million in 2004, $1.7 million in 2005, $1.6 million in 2006, $1.5 million in 2007, and $1.4 million in 2008. As of December 31, 2002, the weighted-average remaining amortization period for other intangibles was approximately 8 years. Amortization for other intangibles is expected to be approximately $127,000 per year in the years 2004 through 2006, $123,000 in 2007, and $85,000 in 2008.

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

                                               2003                                  2002
                               ------------------------------------   ------------------------------------
                                           DEPOSIT-BASED                          DEPOSIT-BASED
           MARKET               GOODWILL     INTANGIBLES    OTHER      GOODWILL     INTANGIBLES    OTHER
----------------------------   -----------   -----------   --------   -----------   -----------   --------
St. Paul, Minnesota            $39,622,427    $8,841,013          -             -             -          -
Rochester, Minnesota            16,662,680     2,292,153          -   $16,662,680    $2,692,857          -
Wausau, Wisconsin               12,513,602     1,235,200          -    12,513,602     1,465,617          -
Rockford, Illinois               6,276,631             -          -     6,276,631             -          -
Beloit/Janesville, Wisconsin     3,093,526        10,151          -     3,093,526        20,327          -
All other markets                        -       140,466    839,992             -       163,569    929,577
                               -----------   -----------   --------   -----------   -----------   --------
  Total                        $78,168,866   $12,518,983   $839,992   $38,546,439    $4,342,370   $929,577
                               ===========   ===========   ========   ===========   ===========   ========

         Management evaluated the Corporation's intangible assets as of June 30, 2003, in accordance with SFAS 142 and determined that such assets were not impaired at that time. Management of the Corporation is not aware of any events or circumstances that would change this assessment as of December 31, 2003.

NOTE 7--DEPOSIT LIABILITIES

         Deposit liabilities at December 31 are summarized as follows:

                                            2003             2002
                                       --------------   --------------
Checking accounts:
  Non-interest-bearing                 $  345,698,378   $  356,357,052
  Interest-bearing                        187,367,730      138,650,072
Money market accounts                     464,779,883      241,113,975
Regular savings accounts                  260,975,248      163,844,384
                                       --------------   --------------
    Total demand deposits               1,258,821,239      899,965,483
                                       --------------   --------------
Time deposits maturing within
  Three months                            139,322,313      220,091,094
  Four to six months                      104,895,917      217,916,156
  Seven to twelve months                  321,522,681      653,508,965
  Thirteen to twenty-four months          504,235,492      157,528,782
  Twenty-five to thirty-six months         92,988,451      121,376,825
  Thirty-seven to forty-eight months       90,854,429       14,508,390
  Forty-nine to sixty months               40,196,503       70,252,597
                                       --------------   --------------
    Total time deposits                 1,294,015,786    1,455,182,809
                                       --------------   --------------
    Total                              $2,552,837,027   $2,355,148,292
                                       ==============   ==============

         Accrued interest payable on deposit liabilities was $1,533,598 and $1,295,729 at December 31, 2003 and 2002, respectively. Time deposits include $191 million and $195 million of certificates in denominations of $100,000 or more at December 31, 2003 and 2002, respectively. Time deposits also include $9.0 million and $5.3 million in deposits obtained through third-party brokers at December 31, 2003 and 2002, respectively.

         Included in non-interest-bearing checking accounts at December 31, 2003 and 2002, were $43 million and $139 million, respectively, which represented amounts held in custody for third-party investors in loans serviced by the Corporation.

         Interest expense on deposit liabilities for the year ended December 31 is summarized as follows:

                                   2003          2002         2001
                                -----------   ----------   -----------
Checking accounts               $   594,560   $   475,103  $   573,484
Money market savings accounts     3,324,235     3,239,148    5,538,599
Regular savings                     492,047     1,150,568    1,528,534
Time deposits                    44,997,311    52,218,120   75,943,999
                                -----------   ----------   -----------
  Total                         $49,408,153   $57,082,939  $83,584,616
                                ===========   ==========   ===========

NOTE 8--FEDERAL HOME LOAN BANK ADVANCES AND ALL OTHER BORROWINGS

         FHLB advances and all other borrowings at December 31 are summarized as follows:

                                                            2003                            2002
                                                 ---------------------------     ---------------------------
                                                                  WEIGHTED                        WEIGHTED
                                                   BALANCE      AVERAGE RATE       BALANCE      AVERAGE RATE
                                                 ------------   ------------     ------------   ------------
Federal Home Loan Bank advances maturing in
2003                                                        -              -     $170,600,000           5.32%
2004                                             $ 50,000,000           4.33%     125,000,000           5.09
2005                                               25,000,000           4.32       77,500,000           5.58
2008                                               27,500,000           4.96       27,500,000           4.96
Open line of credit                               270,575,000           1.27                -              -
                                                 ------------   ------------     ------------   ------------
  Total FHLB advances                             373,075,000           2.16      400,600,000           5.27
Federal funds purchased                            24,500,000           1.26                -              -
Other borrowings                                   43,624,308           2.29       17,012,682           2.47
                                                 ------------   ------------     ------------   ------------
  Total                                          $441,199,308           2.12%    $417,612,682           5.16%
                                                 ============   ============     ============   ============

         Accrued interest payable on FHLB advances and all other borrowings was $639,075 and $1,823,680 at December 31, 2003 and 2002, respectively.

         The Corporation's borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain single-family residential mortgage loans and 85% to 90% of the market value of certain mortgage-related securities. As of December 31, 2003, substantially all of the Corporation's single-family mortgage loans and $97.4 million in CMOs were pledged to secure FHLB advances. As of that date, the Corporation was in an "over-pledged" condition with the FHLB to facilitate possible future borrowings. As of December 31, 2003, the Corporation had approximately $463 million of unused borrowing capacity at the FHLB. Interest on the Corporation's open line of credit with the FHLB is paid monthly at approximately 25 basis points above the federal funds rate. There were no borrowings outstanding under this line of credit at December 31, 2002. As of December 31, 2003, $27.5 million of the FHLB advances maturing in 2008 consist of borrowings that are redeemable quarterly at the option of the FHLB.

         The Corporation has unsecured lines of credit with three financial institutions. These lines, which amount to $60.0 million in the aggregate, permit the overnight purchase of federal funds. As of December 31, 2003, there was $24.5 million outstanding under these lines of credit. The Corporation also has an additional unsecured line of credit with one of these institutions in the amount of $60 million. As of December 31, 2003, there was $41.1 million outstanding under this unsecured line of credit.

NOTE 9--INCOME TAXES

         Federal and state income tax expense for the years ended December 31 is summarized as follows:

                        2003          2002          2001
                     -----------   -----------   -----------
Current:
  Federal            $13,772,660   $16,147,140   $12,819,735
  State                  356,780       197,726       128,750
                     -----------   -----------   -----------
    Total current     14,129,440    16,344,866    12,948,485
                     -----------   -----------   -----------
Deferred:
  Federal              4,080,000     1,901,000     2,427,000
  State                2,229,936     1,152,000        23,000
                     -----------   -----------   -----------
    Total deferred     6,309,936     3,053,000     2,450,000
                     -----------   -----------   -----------
    Total            $20,439,376   $19,397,866   $15,398,485
                     ===========   ===========   ===========

         The income tax provision differs from the provision computed at the federal statutory corporate tax rate for the years ended December 31 as follows:

                                                       2003          2002          2001
                                                    -----------   -----------   -----------
Income taxes at federal statutory of 35%            $19,308,072   $19,009,693   $15,346,348
State income tax net of federal income tax effect     1,674,738       877,322        98,637
Other                                                  (543,434)     (489,149)      (46,500)
                                                    -----------   -----------   -----------
  Income tax provision                              $20,439,376   $19,397,866   $15,398,485
                                                    ===========   ===========   ===========

         The significant components of the Corporation's deferred tax assets and liabilities as of December 31, are summarized as follows:

                                                     2003            2002
                                                 -------------   ------------
Deferred tax assets:
  Loan and real estate loss allowances            $  5,420,783    $ 4,623,320
  Deferred compensation                              3,610,743      3,362,802
  State tax loss carryforwards, net                    864,062      1,291,698
  Additional minimum pension liability
  Other                                              1,201,864        594,566
                                                       308,024        326,220
                                                 -------------   ------------
    Total deferred tax assets                       11,405,476     10,198,606
  Valuation allowance                                 (347,494)      (458,920)
                                                 -------------   ------------
    Adjusted deferred tax assets                    11,057,982      9,739,686
Deferred tax liabilities:
  Mortgage servicing rights                         13,333,709     10,228,587
  Securities valuation allowance                       274,232      1,253,074
  Office properties and equipment depreciation       1,111,661        627,397
  Deferred loan fees                                 1,339,221      1,177,780
  FHLB stock dividends                               4,141,182      2,720,607
  Purchase acquisition adjustments                   4,314,259      1,218,408
  Other                                                621,973        513,133
                                                 -------------   ------------
    Total deferred tax liabilities                  25,136,237     17,738,986
                                                 -------------   ------------
    Net deferred tax liabilities                 ($ 14,078,255)  ($ 7,999,300)
                                                 =============   ============

         The Bank qualifies under provisions of the IRC that prior to 1996 permitted it to deduct from taxable income an allowance for bad debts that generally exceeded losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $21.1 million of retained income at December 31, 2003. If in the future the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then-applicable rates. If income taxes had been provided, the tax liability would have been approximately $8.5 million. At December 31, 2003, the Corporation had $16.9 million in state net operating loss carryforwards for tax purposes that expire between 2004 and 2018. The Corporation carries a valuation allowance against certain state net operating loss carryforwards. As of December 31, 2003, management believes it is more likely than not that the benefit of these loss carryforwards will not be realized.

NOTE 10--EMPLOYEE BENEFIT PLANS

         PENSION PLAN The Corporation has established a pension plan for the benefit of full-time employees that have at least one year of service and have attained the age of 20. However, the Corporation implemented a plan change as of December 31, 2003, which froze plan benefits for participants that did not meet certain age and service requirements on January 1, 2003. New employees after December 31, 2003, will not accrue any benefits under the pension plan. For participants that met the age and service requirements, there was no change in the pension plan. For participants whose benefits were not frozen, benefits under the plan are based on the employee's years of service and compensation during the years immediately preceding retirement.

         The following table summarizes the components of pension benefit obligation and plan assets, the funded status of the plan, the amount recognized in the Corporation's consolidated financial statements, and the weighted-average assumptions for the years ended December 31, 2003 and 2002.

                                                       2003            2002
                                                    -----------     -----------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year          $ 15,306,228    $ 12,337,045
  Service costs                                       1,359,608         852,988
  Interest costs                                      1,246,652         910,252
  Actuarial loss                                      4,421,890       1,587,379
  Benefit payments                                     (408,049)       (344,131)
  Plan amendment                                              -         (37,305)
  Curtailments                                       (1,834,375)              -
  Benefit obligation assumed in merger                3,174,399               -
                                                   ------------    ------------
    Benefit obligation at end of year              $ 23,266,353    $ 15,306,228
                                                   ============    ============
Reconciliation of fair value of plan assets:
  Fair value of plan assets at beginning of year:  $  8,915,403    $ 10,038,249
  Actual return on plan assets                        2,243,140      (1,216,526)
  Employer contributions                              1,806,000         437,811
  Benefit payments                                     (408,049)       (344,131)
  Fair value of plan assets assumed in merger         2,507,438               -
                                                   ------------    ------------
    Fair value of plan assets at end of year       $ 15,063,932    $  8,915,403
                                                   ============    ============
Funded status:
  Funding shortfall at end of year                 $  8,202,421    $  6,390,825
  Additional minimum pension liability                3,004,659       1,486,414
  Unrecognized prior service cost                        (5,654)          7,475
  Unrecognized net loss                              (6,635,696)     (5,233,056)
                                                   ------------    ------------
    Accrued pension expense                        $  4,565,730    $  2,651,658
                                                   ============    ============
Components of net periodic benefit cost:
  Service costs                                    $  1,359,608    $    852,988
  Interest costs                                      1,246,652         910,252
  Expected return on plan assets                     (1,117,018)     (1,006,928)
  Amortization of prior service costs                   (27,809)        (22,174)
  Recognized actuarial (gain) loss                      296,739               -
  Curtailment (gain) loss                              (223,306)              -
                                                   ------------    ------------
    Net periodic benefit cost                      $  1,534,866    $    734,138
                                                   ============    ============
Weighted-average assumptions:
  Discount rate--benefit obligation                        6.25%           6.75%
  Discount rate--net periodic benefit cost                 6.75%           7.25%
  Expected return on plan assets                           8.50%           9.00%
  Rate of compensation increase                            5.50%           5.50%
  Measurement date                                   12/31/2003      12/31/2002
  Census date                                          1/1/2003        1/1/2002
                                                   ============    ============

         The additional minimum pension liability of $3.0 million was recorded through accumulated non-owner adjustments to equity, net of estimated income taxes of $1.2 million. As of December 31, 2003 and 2002, the accumulated benefit obligation was $16.7 million and $11.6 million, respectively.

         The Corporation develops the expected return on plan assets using capital asset modeling data provided by external consultants. The expected return and risk components of the various asset classes in the portfolio are reviewed and, based on the asset allocations, the Corporation then determines a composite expected return assumption. The Corporation believes this assumption is reasonable over a long-term period that is consistent with the estimated duration of the plan's liabilities.

         The Corporation's investment strategy with respect to the pension is to invest in equity securities, fixed income securities, and other securities to cover cash flow requirements of the plan and minimize long-term costs. The Corporation periodically reviews the risk in various asset classes relative to the liabilities to determine the appropriate asset allocations. As of December 31, 2003, 57.5% of the fair value of the pension's plan assets were invested in equity securities, 24.5% in debt securities, and 18.0% in all other assets.

         In 2004, the Corporation expects to make contributions of $1.9 million to the pension plan. Due to the acquisition of LBI in the fourth quarter of 2003, the Corporation recorded a purchase accounting adjustment of $666,961 for the immediate recognition of unrecognized amounts in the LBI pension plan.

         POSTRETIREMENT EMPLOYEE BENEFITS The Corporation provides certain health care benefits to retired employees. Substantially all of the employees of the Corporation may become eligible for these benefits if they retire from the

Corporation after satisfying specified age and service criteria. The health care coverage provided to these active employees will be available when they retire after age 55 with at least 20 years of service or after age 60 with at least 10 years of service. The same coverage could continue until the employee and spouse (if also covered) reach age 65 provided they pay the required premiums. The retiree medical plan was changed for employees that did not meet certain age and service requirements as of January 1, 2003. The Corporation will no longer contribute toward the cost of this benefit for these employees. For employees that did meet the age and service requirements on January 1, 2003, there was no change in the retiree health care benefit.

         The following table summarizes the components of postretirement benefit obligation and funded status, as well as the amounts recognized in the Corporation's consolidated financial statements for the years ended December 31, 2003 and 2002.

                                                2003           2002
                                             -----------    -----------
Reconciliation of benefit obligation:
  Benefit obligation at beginning of year    $ 3,158,703    $ 3,013,756
  Service costs                                   85,753        106,399
  Interest costs                                 261,442        202,940
  Actuarial (gain) loss                          211,483        (83,163)
  Benefit payments                              (131,584)       (81,229)
                                             -----------    -----------
    Benefit obligation at end of year        $ 3,585,797    $ 3,158,703
                                             ===========    ===========
Funded status:
  Funding shortfall at end of year           $ 3,585,797    $ 3,158,703
  Unrecognized transition asset                  (18,458)      (342,299)
  Unrecognized net loss                       (1,231,831)      (820,449)
                                             -----------    -----------
    Accrued post-retirement benefit expense  $ 2,335,508    $ 1,995,955
                                             ===========    ===========
Components of net periodic benefit cost:
  Service costs                              $    85,753    $   106,399
  Interest costs                                 261,442        202,940
  Amortization of transition obligation            2,051         34,230
  Recognized actuarial loss                      121,891         19,456
                                             -----------    -----------
    Net periodic benefit cost                $   471,137    $   363,025
                                             ===========    ===========
Weighted-average assumptions:
  Discount rate--benefit obligation                 6.25%          6.75%
  Discount rate--net periodic benefit cost          6.75%          7.25%
  Rate of compensation increase                     5.00%          5.50%
  Measurement date                            12/31/2003     12/31/2002
  Census date                                   1/1/2003       1/1/2002
                                             ===========    ===========

         The assumed rate of increase in the per capita cost of covered benefits was approximately 10% for 2003, declining to approximately 5% in 2008 and thereafter. This assumption has a significant effect on the amounts reported in the Corporation's consolidated financial statements. For example, a one percentage point increase in the assumed trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2003, by approximately $278,000 and the aggregate service and interest cost components of postretirement benefit expense for 2003 by approximately $26,000. A one percentage point decline would decrease these amounts by approximately $239,000, and $23,000, respectively.

         On December 8, 2003, Congress expanded Medicare to include, for the first time, coverage for prescription drugs. The Corporation expects that this legislation could eventually reduce the costs associated with the postretirement benefits it provides to employees. At present, no analysis of the potential reduction in the Corporation's costs or obligations has been performed. Because of the various uncertainties around the legislation and accounting methodology, the Corporation has elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance.

         SAVINGS PLANS The Corporation maintains a 401(k) savings plan for the benefit of substantially all of its employees. Employees may contribute up to a certain percentage of their compensation to the plan and the Corporation will match their contributions within certain limits. In addition, the employee may also receive discretionary profit sharing contributions from the Corporation. On January 1, 2003, the Corporation changed the savings plan for employees that met certain age and service requirements on that date. The Corporation will provide additional matching contributions up to specified limits for these participants. During the years ended December 31, 2003, 2002, and 2001, the Corporation made matching and discretionary contributions to the savings plan of approximately $1.3 million, $968,000, and $790,000, respectively.

         EMPLOYEE STOCK OWNERSHIP PLAN The Corporation makes annual discretionary contributions to an Employee Stock Ownership Program ("ESOP") for the benefit of substantially all of its employees. As of January 1, 2003, the Corporation changed the ESOP for employees that met certain age and service requirements as of that date. The

Corporation may provide additional contributions for these participants. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $776,000, $657,000, and $482,000 in ESOP-related compensation expense during the years ended December 31, 2003, 2002, and 2001, respectively.

         SUPPLEMENTAL PENSION PLAN The Corporation makes annual contributions to a supplemental pension plan for certain members of management. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $317,000, $347,000, and $285,000 in such expense during the years ended December 31, 2003, 2002, and 2001, respectively.

         STOCK INCENTIVE PLANS The Corporation has adopted a stock incentive plan designed to attract and retain qualified personnel in key management positions. The plan provides for the grant of stock options, restricted stock, and stock appreciation rights. In general, stock options granted under the plan are exercisable at a price equal to the fair value of the stock on the date of the grant. Furthermore, the options are subject to three- to five-year graded vesting requirements and a maximum exercise period of ten years. The plan currently authorizes the issuance of approximately 1.5 million shares, of which 585,300 shares were unallocated as of December 31, 2003. Activity in these stock incentive plans for each of the three years ended December 31, 2003, 2002, and 2001, is summarized as follows:

                                                           2003                 2002                 2001
                                                    ------------------   ------------------   -------------------
                                                              WEIGHTED             WEIGHTED              WEIGHTED
                                                              AVERAGE              AVERAGE               AVERAGE
                                                    NUMBER     PRICE     NUMBER     PRICE     NUMBER      PRICE
                                                    -------   --------   -------   --------   -------    --------
Stock options outstanding at beginning of period    901,288   $  13.84   996,802   $  12.39    741,770   $  10.24
Stock options granted                                25,168      20.26    68,582      19.59    380,550      14.17
Stock options exercised                            (143,132)     13.68  (153,596)      6.89   (107,638)      3.61
Stock options forfeited                             (30,200)     13.55   (10,500)     15.36    (17,880)     13.80
                                                    -------   --------   -------   --------   --------   --------
Stock options outstanding at end of period          753,124   $  14.15   901,288   $  13.84    996,802   $  12.39
                                                    =======   ========   =======   ========   ========   ========
Fully-vested options outstanding at end of period   578,119   $  13.46   565,915   $  13.18    498,420   $  11.03
                                                    =======   ========   =======   ========   ========   ========

         The following table presents the stock options outstanding as of December 31, 2003, by range of exercise prices:

                                            WEIGHTED AVG   WEIGHTED AVG
                            STOCK OPTIONS    REMAINING       EXERCISE
RANGE OF EXERCISE PRICES     OUTSTANDING        TERM          PRICE
-------------------------   -------------   ------------   ------------
$ 0.00 - $ 5.00                       474      0.8 years   $       3.90
  5.01 -  10.00                    41,500      1.5 years           5.35
 10.01 -  15.00                   596,900      6.1 years          13.84
 15.01 -  20.00                    55,251      8.2 years          17.32
 20.01 -  25.00                    58,999      8.7 years          20.60
                            -------------   ------------   ------------
Total Options Outstanding         753,124      6.2 years   $      14.15
                            =============   ============   ============

         During the years ended December 31, 2003, 2002, and 2001, 38,200, 46,000, and 68,000 shares of restricted stock were granted at weighted-average fair values of $20.35, $18.88 and $14.50, respectively.

         The Corporation has also adopted a stock incentive plan designed to attract and retain qualified non-employee directors for the Corporation and its subsidiaries. Under the plan each director receives options to purchase 8,800 shares upon election or re-election to the Board of Directors. In general, the stock options are exercisable at a price at least equal to the fair value of the stock on the date of grant and are fully-vested on the date of the grant. These plans have authorized the issuance of 398,000 shares, of which 354,000 shares were unallocated as of December 31, 2003. Activity in these stock incentive plans for each of the three years ended December 31, 2003, 2002, and 2001, is summarized as follows:

                                                          2003                   2002                  2001
                                                   -------------------   -------------------   ------------------
                                                              WEIGHTED              WEIGHTED             WEIGHTED
                                                               AVERAGE               AVERAGE              AVERAGE
                                                    NUMBER      PRICE    NUMBER      PRICE      NUMBER     PRICE
                                                   --------   --------   --------   --------   -------   --------
Stock options outstanding at beginning of period    136,596   $  12.17    156,396   $ 11.67    138,796   $  10.42
Stock options granted                                26,400      19.06     17,600     19.33     26,400      14.79
Stock options exercised                             (28,600)      9.15    (37,400)    13.46     (8,800)      1.36
                                                   --------   --------   --------   --------   -------   --------
Stock options outstanding at end of period          134,396   $  14.16    136,596   $ 12.17    156,396   $  11.67
                                                   ========   ========   ========   ========   =======   ========

         The following table presents the stock options outstanding as of December 31, 2003, by range of exercise prices:

                                             WEIGHTED AVG   WEIGHTED AVG
                            STOCK OPTIONS     REMAINING       EXERCISE
RANGE OF EXERCISE PRICES     OUTSTANDING        TERM           PRICE
-------------------------   -------------   -------------   ------------
$ 0.00 - $ 5.00                     8,796       0.3 years   $       4.70
  5.01 -  10.00                    20,000       2.9 years           8.17
 10.01 -  15.00                    52,800       6.6 years          13.27
 15.01 -  20.00                    52,800       8.1 years          18.91
                            -------------   -------------   ------------
Total Options Outstanding         134,396       6.2 years   $      14.16
                            =============   =============   ============


         As described in Note 1, the Corporation has elected to provide pro forma disclosure of the effects of its stock incentive plans. The following table provides information on the Corporation's stock incentive plans had it accounted for them using the fair value method:

Dollars in thousand, except per share data    2003      2002      2001
------------------------------------------   -------   -------   -------
Net income, as reported                      $34,727   $34,916   $28,448
Assumed compensation cost, net of tax           (483)     (846)     (934)
                                             -------   -------   -------
   Pro forma net income                      $34,244   $34,070   $27,514
                                             =======   =======   =======
Diluted earnings per share:
   As reported                               $  1.69   $  1.73   $  1.51
   Pro forma                                 $  1.66   $  1.69   $  1.46
Basic earnings per share:
   As reported                               $  1.71   $  1.76   $  1.52
   Pro forma                                 $  1.68   $  1.71   $  1.47
                                             =======   =======   =======

         The weighted-average fair value of the options granted in 2003, 2002, and 2001, were $4.72, $5.86, and $4.26, respectively. The fair values of these options were estimated as of the dates they were granted using a Black-Scholes option-pricing model. Weighted-average assumptions for 2003 were 3.5% risk-free interest rate, 2.6% dividend yield, 24% volatility, and a seven-year expected life. Weighted-average assumptions for 2002 were 3.4% risk-free interest rate, 2.7% dividend yield, 30% volatility, and a seven-year expected life. Weighted-average assumptions for 2001 were 4.6% risk-free interest rate, 3.2% dividend yield, 30% volatility, and a seven-year expected life.

NOTE 11--COMMITMENTS, CONTINGENCIES, AND GUARANTEES

         INCOME TAXES FCHI is incorporated in the State of Nevada, which does not currently impose a corporate income tax. Although the earnings of FCHI are not currently subject to taxation in the State of Wisconsin, from time-to-time legislation is proposed which, if adopted, would require combined income tax returns for entities headquartered in the state and result in taxation of FCHI's earnings. To date, none of these legislative proposals have been adopted. In addition, the Wisconsin Department of Revenue ("WDR") recently increased its examinations of banking entities in the state and is investigating whether to allocate income of out-of-state investment subsidiaries like FCHI to their parent banks. Indeed, in 2003 the WDR began examinations of a number of financial institutions, including the Bank, specifically aimed at their relationships with their investment subsidiaries. Management believes the WDR may take the position that some or all of the income of FCHI is allocable to the Bank and taxable in Wisconsin. Management believes the Bank, as well as FCHI, have complied with the tax rules relating to the income of out-of-state subsidiaries, and with the private rulings the WDR issued to the Bank in 1993 and 1997 in connection with its formation and operation of FCHI. The WDR has indicated that it may repudiate these rulings and management is uncertain at this time whether the WDR exam will result in an assessment. The Bank will oppose an assessment, if any.

         If the WDR is successful in allocating FCHI's income to the Bank, or if legislation referred to in the previous paragraph were to become law, such could result in the earnings of FCHI being subject to taxation in the State of Wisconsin. If the Corporation had been required to pay Wisconsin tax on FCHI's income for the year ended December 31, 2003, the Corporation's income tax expense would have been approximately $1.2 million higher than reported. This would have reduced diluted and basic earnings per share by approximately $0.06 per share. Furthermore, if the WDR determines that the earnings of FCHI in open tax years prior to 2003 should have been subject to tax in Wisconsin, management estimates that the Bank may be subject to a tax obligation of up to $14.5 million, net of federal and state tax benefit. This amount includes an estimate for interest, but excludes any penalties that may be assessed by the WDR, which could be as high as 25% of the gross assessment. As previously mentioned, however, the Bank will oppose an assessment related to this issue.

         LEGAL PROCEEDINGS The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the consolidated financial condition of the Corporation.

         OTHER COMMITMENTS AND CONTINGENCIES At December 31, 2003, the Corporation had commitments to originate single-family mortgage loans at market terms aggregating approximately $28.8 million, which expire on various dates in 2004. At December 31, 2003, the Corporation also had commitments to fund $82.6 million in additional proceeds on construction loans. As of the same date the Corporation had approximately $4.9 million in commitments outstanding under standby letters of credit, $21.1 million in unused credit card lines, $107.0 million in commitments outstanding under unused home equity lines of credit, and $95.4 million under commercial business lines of credit. Furthermore, the Corporation had commitments to sell approximately $38.6 million in mortgage loans to Freddie Mac, Fannie Mae, and the FHLB at various dates in 2004. Since many of these commitments are expected to expire without being drawn upon the total commitments do not necessarily represent future cash requirements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require payment of a fee. Since many of these commitments are expected to expire without being drawn upon the total commitments do not necessarily represent future cash requirements.

         At December 31, 2003, the Corporation had retained the credit risk related to $2.4 billion in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.

NOTE 12--STOCKHOLDERS' EQUITY

         PREFERRED STOCK The Corporation is authorized to issue up to 5,000,000 shares of preferred stock, $.10 par value per share, although no such stock was outstanding at December 31, 2003. The Board of Directors of the Corporation is authorized to establish the voting powers, designations, preferences, or other special rights of such shares and the qualifications, limitations, and restrictions thereof. The preferred stock may be issued in distinctly designated series, may be convertible to common stock, and may rank prior to the common stock in dividend rights, liquidation preferences, or both.

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

         STOCK REPURCHASE PLANS AND TREASURY STOCK In 2002, 2000, and 1999 the Corporation's Board of Directors authorized the repurchase of up to 1,001,678, 913,554, and 905,248 shares of the Corporation's outstanding common stock, respectively. Under the plans, repurchases may be made from time-to-time in the open market during the ensuing twelve months as, in the opinion of management, market conditions warrant. Typically, all plans are extended each year for an additional twelve months until such time as all shares have been issued under the plans. Repurchased shares are held as treasury stock and are available for general corporate purposes.

         During 2003, 2002, and 2001, the Corporation repurchased 26,198, 713,144, and 228,800 shares under the 2002, 2000, and 1999 Plans at an average cost of $19.38, $19.31, and $14.04 per share, respectively. As of December 31, 2003, no shares remained to be purchased under the 1999 Plan, and 1,001,678 shares and 164,918 shares remained under the 2002 and 2000 Plans, respectively.

         During 2003, 2002, and 2001 the Corporation reissued 542,095, 201,647, and 1,825,132 shares of common stock out of treasury stock, respectively. These shares had an average cost basis of $19.84, $17.81, and $10.05 per share, respectively. During 2003, 426,635 of these shares were issued in connection with the acquisition of LBI. In addition, during 2001, 1,685,126 of these shares, plus 250,178 previously unissued shares, were issued in connection with the acquisition of ACB. In general, these shares were otherwise issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

         DIVIDEND RESTRICTIONS The ability of the Corporation to pay dividends will depend primarily upon the receipt of dividends from the Bank. The Bank may not declare or pay a cash dividend without regulatory approval if such dividend would cause undercapitalization following the distribution or if the proposed dividend exceeds the year-to-date net income of that year, combined with the net income of the preceding two years, as reduced by any dividends paid during such years.

         REGULATORY CAPITAL REQUIREMENTS Financial institutions such as the Bank are subject to minimum regulatory capital requirements as specified in federal banking law and supporting regulations. Failure of a financial institution to meet such requirements may subject the institution to certain mandatory--and possibly discretionary--actions on the part of its regulators (referred to as "prompt corrective actions"). Such actions, if undertaken, could severely restrict the activities of the institution. During each of the years ended December 31, 2003 and 2002, the Bank's regulatory capital was sufficient under the prompt corrective action provisions of the federal banking law and supporting regulations. Accordingly, the Bank is not subject to prompt corrective actions by its regulators. In addition, the Corporation is not aware of any events or circumstances that would subject it to prompt corrective by its regulators.

         The following table summarizes the Bank's current regulatory capital in both percentage and dollar terms as of December 31, 2003 and 2002. It also summarizes the minimum capital levels that must be maintained by the Bank for it to be classified as "adequately capitalized" and "well capitalized" under the prompt corrective action provisions of federal banking law and supporting regulations. As indicated in the table, the Bank is "well capitalized" for regulatory capital purposes.

DECEMBER 31, 2003

                                     MINIMUM REQUIREMENTS
                                    TO BE CLASSIFIED AS...
                                  ---------------------------
                                   ADEQUATELY        WELL
                                   CAPITALIZED    CAPITALIZED      ACTUAL
                                  ------------   ------------   ------------
Tier 1 leverage ratio                      4.0%           5.0%          6.80%
Tier 1 risk-based capital ratio            4.0%           6.0%         10.95%
Total risk-based capital ratio             8.0%          10.0%         11.64%

Tier 1 leverage ratio capital     $129,282,000   $161,602,000   $219,706,000
Tier 1 risk-based capital           80,266,000    120,398,000    219,706,000
Total risk-based capital           160,531,000    200,664,000    233,498,000
                                  ============   ============   ============
DECEMBER 31, 2002
Tier 1 leverage ratio                      4.0%           5.0%          5.63%
Tier 1 risk-based capital ratio            4.0%           6.0%         10.22%
Total risk-based capital ratio             8.0%          10.0%         10.88%

Tier 1 leverage ratio capital     $119,667,000   $149,584,000   $168,476,000
Tier 1 risk-based capital           65,908,000     98,862,000    168,476,000
Total risk-based capital           131,816,000    164,770,000    179,254,000
                                  ============   ============   ============

NOTE 13--FAIR VALUES OF FINANCIAL INSTRUMENTS

         Fair values of financial instruments as of December 31 are as follows:

                                                                     2003                              2002
                                                        -------------------------------   -------------------------------
                                                        CARRYING VALUE     FAIR VALUE     CARRYING VALUE     FAIR VALUE
                                                        --------------   --------------   --------------   --------------
Cash and due from banks                                 $   94,535,753   $   94,535,753   $   84,482,722   $   84,482,722
Interest-bearing deposits with banks                         6,444,374        6,444,374      179,755,367      179,755,367
Mortgage-backed and related securities:
  Available for sale                                       386,862,372      386,862,372      366,075,106      366,075,106
  Held for investment                                          613,076          610,294       30,029,690       30,192,176
Loans held for sale                                         16,113,217       16,200,000       50,237,199       50,300,000
Loans held for investment, gross                         2,532,565,738    2,560,400,000    2,112,299,643    2,134,400,000
Federal Home Loan Bank stock                                59,634,800       59,634,800       55,634,400       55,634,400
Accrued interest receivable                                 15,802,753       15,802,753       17,522,581       17,522,581
Mortgage servicing rights                                   36,340,856       40,570,000       30,171,341       31,500,000

Financial liabilities:
Deposit liabilities                                     $2,552,837,027   $2,577,800,000   $2,355,148,292   $2,381,500,000
Federal Home Loan Bank advances and all other
 borrowings                                                441,199,308      445,900,000      417,612,682      439,400,000
Advance payments by borrowers for taxes and insurance        1,484,734        1,484,734       11,906,038       11,906,038
Accrued interest payable                                     2,234,905        2,234,905        3,119,227        3,119,227

         Refer to Note 1 for the methods and assumptions used by the Corporation in estimating the fair value of financial instruments. The carrying value shown for loans held for investment excludes the impact of the Corporation's allowance for loan losses

NOTE 14--SEGMENT INFORMATION

         REPORTABLE SEGMENTS The Corporation tracks profitability in six major areas: (i) residential lending, (ii) commercial real estate lending, (iii) consumer lending, (iv) education lending, (v) business banking, and (vi) investment and mortgage-related securities. Residential lending is divided into two profit centers for segment reporting purposes: (i) a mortgage banking profit center that is responsible for loan origination, sales of loans in the secondary market, and servicing of residential loans, and (ii) a residential loan portfolio that consists of loans held by the Corporation for investment purposes (loans held for sale are included in the mortgage banking profit center). This profit center also includes mortgage-backed securities that are collateralized by loans that were originated by the Corporation. Commercial real estate lending consists of the Corporation's portfolio of multi-family and non-residential mortgage loans, excluding loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Consumer lending consists of the Corporation's second mortgage, automobile, and other consumer installment loans, excluding loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Education lending consists of the Corporation's portfolio of education loans, as well as functions related to the origination and servicing of such loans. Business banking consists of the Corporation's portfolio of commercial business loans, including certain commercial real estate and consumer loans assigned to the business banking profit center, as well as functions related to the origination and servicing of such loans. Finally, the Corporation's investment and mortgage-related securities portfolio is considered a profit center for segment reporting purposes. As previously noted, however, mortgage-backed securities collateralized by loans originated by the Corporation are included in the residential loan profit center, rather than the investment and mortgage-related securities portfolio.

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

         NON-GAAP ADJUSTMENTS For segment reporting purposes, management makes certain non-GAAP adjustments and reclassifications to the results of operations and financial condition of the Corporation that, in management's judgment, more fairly reflect the performance and/or financial condition of certain of the Corporation's profit centers. Following is a description of the more significant adjustments:

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

                  FHLB PREPAYMENT PENALTIES For segment reporting purposes, the Corporation ignores FHLB prepayment penalties recorded under GAAP.

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

                  NON-GAAP ADJUSTMENTS TO FINANCIAL CONDITION Allowances for losses on loans and real estate, intangible assets, purchase adjustments, and security valuation allowances are added to and/or excluded from assets of the profit centers. In addition, an estimated value for mortgage servicing rights not recorded under GAAP is estimated and added to the assets of the mortgage banking profit center. For each of these adjustments, a corresponding amount is added to or excluded from equity prior to the proportionate allocation of equity to the profit centers, as previously described. The amount added to or excluded from equity is net of the estimated income tax effect.

         SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The tables on the following pages contain profit (loss) statements for each of the Corporation's reportable segments for the years ended December 31, 2003, 2002, and 2001, (2002 is presented on both pages to facilitate its comparison with 2003 and 2001). The financial results for the business banking profit center have not been reported separately for 2002 and 2001 due to efforts in those periods to design these products on the Corporation's systems as well as efforts to develop departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

         In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities (as defined elsewhere in this footnote). The net cost to acquire and maintain deposit liabilities was 1.36%, 1.33%, and 1.20% of average deposit liabilities outstanding during the years ended December 31, 2003, 2002, and 2001, respectively.

                                                                      COMMERCIAL
SEGMENT PROFIT (LOSS) STATEMENTS       MORTGAGE       RESIDENTIAL     REAL ESTATE      CONSUMER       EDUCATION        BUSINESS
YEAR ENDED DECEMBER 31, 2003           BANKING           LOANS          LENDING         LENDING        LENDING         BANKING
----------------------------------   -------------   -------------   -------------   -------------   ------------   -------------
 Interest income                     $   2,817,182   $  39,592,941   $  34,765,237   $  30,822,355   $  7,253,464   $  14,295,307
 Interest expense                        2,124,769      20,742,503      12,438,533      11,419,649      2,495,935       5,079,948
 Net cost to acquire and maintain
   deposit liabilities                     787,254       7,392,745       5,599,386       5,154,316      2,200,093       2,890,798
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Net interest income (expense)
     before charge-offs                    (94,841)     11,457,693      16,727,318      14,248,390      2,557,436       6,324,561
 Net loan charge-offs (recoveries)               -         401,250               -       1,839,883         45,134         261,025
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Net interest income (expense)           (94,841)     11,056,443      16,727,318      12,408,507      2,512,302       6,063,536
 Non-interest income                    59,538,142               -          40,191       1,821,670          2,516         149,143
 Non-interest expense                   30,718,260       4,001,190       1,682,285       3,752,598      1,357,591       5,323,606
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Profit (loss) before taxes           28,725,041       7,055,253      15,085,224      10,477,579      1,157,227         889,073
 Income tax expense (benefit)           11,645,127       2,344,417       6,115,550       4,247,611        469,141         360,430
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Segment profit (loss)             $  17,079,914   $   4,710,836   $   8,969,674   $   6,229,968   $    688,086   $     528,643
                                     =============   =============   =============   =============   ============   =============
 BALANCE SHEET INFORMATION
 Dollars in thousands
                                     -------------   -------------   -------------   -------------   ------------   -------------
 Average assets                      $      97,405   $     816,963   $     533,961   $     489,729   $    209,201   $     268,986
                                     =============   =============   =============   =============   ============   =============
 Total assets at end of period       $      70,595   $     901,241   $     537,163   $     520,134   $    207,173   $     539,936
                                     =============   =============   =============   =============   ============   =============
                                       INVESTMENT                    SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS      & MORTGAGE        OTHER       DEPARTMENT        NON-GAAP
YEAR ENDED DECEMBER 31, 2003           SECURITIES      SEGMENTS     ADJUSTMENTS      ALLOCATIONS       CONSOLIDATED
----------------------------------   -------------   ------------   -----------   -----------------   --------------
 Interest income                     $  19,029,544   $      2,616             -  ($    660,271) (1)   $  147,918,375
 Interest expense                       13,992,355        490,781             -     (2,659,116) (1)       66,125,357
 Net cost to acquire and maintain
   deposit liabilities                   6,966,709         15,333   (31,006,633)              -                    -
                                     -------------   ------------   -----------   -----------------   --------------
   Net interest income (expense)
     before charge-offs                 (1,929,520)      (503,498)   31,006,633      1,998,845            81,793,018
 Net loan charge-offs (recoveries)               -              -             -     (1,091,457) (2)        1,455,835
                                     -------------   ------------   -----------   -----------------   --------------
   Net interest income (expense)        (1,929,520)      (503,498)   31,006,633      3,090,302            80,337,183
 Non-interest income                             -        472,854    37,419,497    (12,898,044) (3)       86,545,969
 Non-interest expense                      301,779      3,333,115    68,426,130     (7,179,323) (3)      111,717,231
                                     -------------   ------------   -----------   -----------------   --------------
   Profit (loss) before taxes           (2,231,299)    (3,363,758)            -     (2,628,419)           55,165,921
 Income tax expense (benefit)           (2,055,637)    (2,873,988)            -        186,725            20,439,376
                                     -------------   ------------   -----------   -----------------   --------------
   Segment profit (loss)            ($     175,662) ($    489,770)            -  ($  2,815,145)       $   34,726,545
                                     =============   ============   ===========   =================   ==============
 BALANCE SHEET INFORMATION
 Dollars in thousands
                                     -------------   ------------   -----------   -----------------   --------------
 Average assets                      $     672,213   $      1,454             -   $     30,346  (4)   $    3,120,256
                                     =============   ============   ===========   =================   ==============
 Total assets at end of period       $     499,402   $      1,758             -   $     30,923  (4)   $    3,308,324
                                     =============   ============   ===========   =================   ==============

                                                                      COMMERCIAL
SEGMENT PROFIT (LOSS) STATEMENTS       MORTGAGE       RESIDENTIAL     REAL ESTATE      CONSUMER       EDUCATION        BUSINESS
YEAR ENDED DECEMBER 31, 2003           BANKING           LOANS          LENDING         LENDING        LENDING         BANKING
----------------------------------   -------------   -------------   -------------   -------------   ------------   -------------
 Interest income                     $   2,368,108   $  50,578,320   $  40,980,844   $  32,759,292   $ 10,168,607               -
 Interest expense                        2,374,432      27,039,946      17,000,886      13,860,620      3,320,310               -
 Net cost to acquire and maintain
   deposit liabilities                     758,172       7,341,730       5,980,527       4,926,204      2,228,580               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Net interest income (expense)
     before charge-offs                   (764,496)     16,196,644      17,999,431      13,972,468      4,619,718               -
 Net loan charge-offs (recoveries)               -          19,734               -       1,702,923         31,096               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Net interest income (expense)          (764,496)     16,176,910      17,999,431      12,269,545      4,588,622               -
 Non-interest income                    45,648,631               -          28,464       1,746,340          1,892               -
 Non-interest expense                   25,241,523       4,619,974       1,480,542       3,314,528      1,074,992               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Profit (loss) before taxes           19,642,612      11,556,936      16,547,353      10,701,357      3,515,522               -
 Income tax expense (benefit)            7,963,119       3,798,984       6,708,346       4,338,365      1,425,202               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Segment profit (loss)             $  11,679,493   $   7,757,952   $   9,839,007   $   6,362,992   $  2,090,320               -
                                     =============   =============   =============   =============   ============   =============
 BALANCE SHEET INFORMATION
 Dollars in thousands
                                     -------------   -------------   -------------   -------------   ------------   -------------
 Average assets                      $      80,216   $     845,983   $     562,691   $     462,223   $    210,234               -
                                     =============   =============   =============   =============   ============   =============
 Total assets at end of period       $      95,703   $     883,605   $     529,820   $     520,134   $    204,623               -
                                     =============   =============   =============   =============   ============   =============
                                       INVESTMENT                    SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS      & MORTGAGE        OTHER       DEPARTMENT        NON-GAAP
YEAR ENDED DECEMBER 31, 2003           SECURITIES      SEGMENTS     ADJUSTMENTS      ALLOCATIONS       CONSOLIDATED
----------------------------------   -------------   ------------   -----------   -----------------   --------------
 Interest income                     $  20,680,787   $  3,757,135             -   ($    42,753) (1)   $  161,250,343
 Interest expense                       16,598,524      1,527,630             -     (1,996,738) (1)       79,725,611
 Net cost to acquire and maintain
   deposit liabilities                   5,240,318        773,478   (27,249,008)             -                     -
                                     -------------   ------------   -----------   -----------------   --------------
   Net interest income (expense)
     before charge-offs                 (1,158,054)     1,456,028    27,249,008      1,953,985            81,524,732
 Net loan charge-offs (recoveries)               -          6,270             -      1,708,038  (2)        3,468,063
                                     -------------   ------------   -----------   -----------------   --------------
   Net interest income (expense)        (1,158,054)     1,449,758    27,249,008        245,947            78,056,669
 Non-interest income                      (166,264)       536,506    31,631,274    (15,791,792) (3)       63,635,051
 Non-interest expense                      136,264      2,734,783    58,880,282    (10,104,575) (3)       87,378,312
                                     -------------   ------------   -----------   -----------------   --------------
   Profit (loss) before taxes           (1,460,583)      (748,519)            -     (5,441,270)           54,313,408
 Income tax expense (benefit)           (1,850,645)      (161,461)            -     (2,824,046)           19,397,866
                                     -------------   ------------   -----------   -----------------   --------------
   Segment profit (loss)             $     390,063  ($    587,058)            -  ($  2,617,224)       $   34,915,542
                                     =============   ============   ===========   =================   ==============
 BALANCE SHEET INFORMATION
 Dollars in thousands
                                     -------------   ------------   -----------   -----------------   --------------
 Average assets                      $     584,878   $     62,977             -   $     29,766  (4)   $    2,838,968
                                     =============   ============   ===========   =================   ==============
 Total assets at end of period       $     627,487   $    128,322             -   $     35,930  (4)   $    3,025,624
                                     =============   ============   ===========   =================   ==============

(1) Consists principally of interest income and expense adjustments related to late charges, implied earnings on custodial and escrow accounts, and earnings on bank owned life insurance.

(2) In general, the Corporation records actual loan and real estate charge-off (recovery) activity against each profit center for segment reporting purposes.

(3) Consists principally of non-GAAP adjustments related to loan origination fees and costs, mortgage servicing rights, loan servicing fees, and FHLB prepayment penalties. The offsets for the adjustments described in (1), above, are also included in non-interest income.

(4) Consists of allowances for loss on loans and real estate, intangible assets, purchase adjustments, and security valuation allowances that are disregarded for segment reporting purposes. Also includes mortgage servicing rights that are not recorded under GAAP, but are recorded for segment reporting purposes.

                                                                      COMMERCIAL
SEGMENT PROFIT (LOSS) STATEMENTS       MORTGAGE       RESIDENTIAL     REAL ESTATE      CONSUMER       EDUCATION        BUSINESS
YEAR ENDED DECEMBER 31, 2003           BANKING           LOANS          LENDING         LENDING        LENDING         BANKING
----------------------------------   -------------   -------------   -------------   -------------   ------------   -------------
 Interest income                     $   2,368,108   $  50,578,320   $  40,980,844   $  32,759,292   $ 10,168,607               -
 Interest expense                        2,374,432      27,039,946      17,000,886      13,860,620      3,320,310               -
 Net cost to acquire and maintain
   deposit liabilities                     758,172       7,341,730       5,980,527       4,926,204      2,228,580               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Net interest income (expense)
     before charge-offs                   (764,496)     16,196,644      17,999,431      13,972,468      4,619,718               -
 Net loan charge-offs (recoveries)               -          19,734               -       1,702,923         31,096               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Net interest income (expense)          (764,496)     16,176,910      17,999,431      12,269,545      4,588,622               -
 Non-interest income                    45,648,631               -          28,464       1,746,340          1,892               -
 Non-interest expense                   25,241,523       4,619,974       1,480,542       3,314,528      1,074,992               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Profit (loss) before taxes           19,642,612      11,556,936      16,547,353      10,701,357      3,515,522               -
 Income tax expense (benefit)            7,963,119       3,798,984       6,708,346       4,338,365      1,425,202               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Segment profit (loss)             $  11,679,493   $   7,757,952   $   9,839,007   $   6,362,992   $  2,090,320               -
                                     =============   =============   =============   =============   ============   =============
 BALANCE SHEET INFORMATION
 Dollars in thousands
                                     -------------   -------------   -------------   -------------   ------------   -------------
 Average assets                      $      80,216   $     845,983   $     562,691   $     462,223   $    210,234               -
                                     =============   =============   =============   =============   ============   =============
 Total assets at end of period       $      95,703   $     883,605   $     529,820   $     520,134   $    204,623               -
                                     =============   =============   =============   =============   ============   =============
                                       INVESTMENT                    SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS      & MORTGAGE        OTHER       DEPARTMENT        NON-GAAP
YEAR ENDED DECEMBER 31, 2003           SECURITIES      SEGMENTS     ADJUSTMENTS      ALLOCATIONS       CONSOLIDATED
----------------------------------   -------------   ------------   -----------   -----------------   --------------
 Interest income                     $  20,680,787    $ 3,757,135             -   ($    42,753) (1)   $  161,250,343
 Interest expense                       16,598,524      1,527,630             -     (1,996,738) (1)       79,725,611
 Net cost to acquire and maintain
   deposit liabilities                   5,240,318        773,478   (27,249,008)             -                     -
                                     -------------   ------------   -----------   -----------------   --------------
   Net interest income (expense)
     before charge-offs                 (1,158,054)     1,456,028    27,249,008      1,953,985            81,524,732
 Net loan charge-offs (recoveries)               -          6,270             -      1,708,038  (2)        3,468,063
                                     -------------   ------------   -----------   -----------------   --------------
   Net interest income (expense)        (1,158,054)     1,449,758    27,249,008        245,947            78,056,669
 Non-interest income                      (166,264)       536,506    31,631,274    (15,791,792) (3)       63,635,051
 Non-interest expense                      136,264      2,734,783    58,880,282    (10,104,575) (3)       87,378,312
                                     -------------   ------------   -----------   -----------------   --------------
   Profit (loss) before taxes           (1,460,583)      (748,519)            -     (5,441,270)           54,313,408
 Income tax expense (benefit)           (1,850,645)      (161,461)            -     (2,824,046)           19,397,866
                                     -------------   ------------   -----------   -----------------   --------------
   Segment profit (loss)             $     390,063   ($   587,058)            -   ($ 2,617,224)       $   34,915,542
                                     =============   ============   ===========   =================   ==============
 BALANCE SHEET INFORMATION
 Dollars in thousands
                                     -------------   ------------   -----------   -----------------   --------------
 Average assets                      $     584,878    $    62,977             -    $    29,766  (4)   $    2,838,968
                                     =============   ============   ===========   =================   ==============
 Total assets at end of period       $     627,487    $   128,322             -    $    35,930  (4)   $    3,025,624
                                     =============   ============   ===========   =================   ==============

                                                                      COMMERCIAL
SEGMENT PROFIT (LOSS) STATEMENTS       MORTGAGE       RESIDENTIAL     REAL ESTATE      CONSUMER       EDUCATION        BUSINESS
YEAR ENDED DECEMBER 31, 2003           BANKING           LOANS          LENDING         LENDING        LENDING         BANKING
----------------------------------   -------------   -------------   -------------   -------------   ------------   -------------
 Interest income                     $   3,257,387   $  65,810,100   $  39,962,209   $  30,359,780   $ 14,300,051               -
 Interest expense                        3,823,851      44,705,517      24,188,333      17,475,196      6,153,219               -
 Net cost to acquire and maintain
   deposit liabilities                     503,629       6,336,321       5,495,949       3,981,966      2,241,482               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Net interest income (expense)
     before charge-offs                 (1,070,093)     14,768,262      10,277,927       8,902,618      5,905,350               -
 Net loan charge-offs (recoveries)               -          (7,563)              -       1,094,829         36,463               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Net interest income (expense)        (1,070,093)     14,775,825      10,277,927       7,807,789      5,868,887               -
 Non-interest income                    26,888,068               -          38,548       1,689,466         52,590               -
 Non-interest expense                   17,085,283       5,405,384       1,328,210       2,703,827        911,555               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Profit (loss) before taxes            8,732,692       9,370,441       8,988,265       6,793,428      5,009,922               -
 Income tax expense (benefit)            3,540,234       2,416,789       3,643,842       2,754,056      2,031,023               -
                                     -------------   -------------   -------------   -------------   ------------   -------------
   Segment profit (loss)             $   5,192,458   $   6,953,652   $   5,344,423   $   4,039,371   $  2,978,899               -
                                     =============   =============   =============   =============   ============   =============
 BALANCE SHEET INFORMATION
 Dollars in thousands
                                     -------------   -------------   -------------   -------------   ------------   -------------
 Average assets                      $      84,862   $     953,105   $     521,658   $     376,020   $    212,453               -
                                     =============   =============   =============   =============   ============   =============
 Total assets at end of period       $     100,470   $     848,751   $     566,560   $     379,174   $    211,642               -
                                     =============   =============   =============   =============   ============   =============
                                       INVESTMENT                    SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS      & MORTGAGE        OTHER       DEPARTMENT        NON-GAAP
YEAR ENDED DECEMBER 31, 2003           SECURITIES      SEGMENTS     ADJUSTMENTS      ALLOCATIONS       CONSOLIDATED
----------------------------------   -------------   ------------   -----------   ----------------    --------------
 Interest income                     $  17,106,976    $   408,163             -   $    327,975  (1)   $  171,532,641
 Interest expense                       14,274,353        249,806             -     (2,539,902) (1)      108,330,373
 Net cost to acquire and maintain
   deposit liabilities                   2,450,646         81,359   (21,091,352)             -                     -
                                     -------------   ------------   -----------   ----------------    --------------
   Net interest income (expense)
     before charge-offs                    381,977         76,998    21,091,352      2,867,877            63,202,268
 Net loan charge-offs (recoveries)               -              -             -        639,662  (2)        1,763,391
                                     -------------   ------------   -----------   ----------------    --------------
   Net interest income (expense)           381,977         76,998    21,091,352      2,228,215            61,438,877
 Non-interest income                             -        285,599    26,748,850     (6,175,815) (3)       49,527,306
 Non-interest expense                      101,294        512,254    47,840,202     (8,768,536) (3)       67,119,473
                                     -------------   ------------   -----------   ----------------    --------------
   Profit (loss) before taxes              280,683       (149,657)            -      4,820,936            43,846,710
 Income tax expense (benefit)             (857,751)        (4,515)            -      1,874,807            15,398,485
                                     -------------   ------------   -----------   ----------------    --------------
   Segment profit (loss)             $   1,138,434   ($   145,142)            -   $  2,946,129        $   28,448,225
                                     =============   ============   ===========   ================    ==============
 BALANCE SHEET INFORMATION
 Dollars in thousands
                                     -------------   ------------   -----------   ----------------    --------------
 Average assets                      $     325,934    $     7,514             -   $      7,338  (4)   $    2,488,884
                                     =============   ============   ===========   ================    ==============
 Total assets at end of period       $     550,770    $    42,379             -   $     17,964  (4)   $    2,717,710
                                     =============   ============   ===========   ================    ==============

(1) Consists principally of interest income and expense adjustments related to late charges, implied earnings on custodial and escrow accounts, and earnings on bank owned life insurance.

(2) In general, the Corporation records actual loan and real estate charge-off (recovery) activity against each profit center for segment reporting purposes.

(3) Consists principally of non-GAAP adjustments related to loan origination fees and costs, mortgage servicing rights and loan servicing fees. The offsets for the adjustments described in (1) above, are also included in non-interest income.

(4) Consists of allowances for loss on loans and real estate, intangible assets, purchase adjustments, and security valuation allowances that are disregarded for segment reporting purposes. Also includes mortgage servicing rights that are not recorded under GAAP, but are recorded for segment reporting purposes.

NOTE 15--ACQUISITION

         On October 10, 2003, the Corporation completed the acquisition of Liberty Bancshares, Inc., ("LBI") the parent company of Liberty State Bank, headquartered in St. Paul, Minnesota. As of that date, LBI ceased to exist as a separate entity and its results of operations were included in the Corporation's consolidated results. This acquisition was made to expand the Corporation's presence into a major metropolitan market and further the Corporation's diversification strategy of acquiring successful commercial banks with established business banking personnel and prospects. As a result of the acquisition, LBI was merged into the Corporation, with LBI shareholders receiving a combination of $30.3 million in cash and 2.6 million shares of the Corporation's stock valued at $49.3 million. The amount of goodwill recorded in connection with this transaction was $39.6 million, subject to final valuation. In addition, the Corporation recorded a deposit-based intangible of $9.1 million in connection with the transaction. LBI's consolidated net income during the nine-month period ending September 30, 2003, was $3.6 million, and was $5.0 million and $4.0 million during the twelve-month periods ending December 31, 2002 and 2001, respectively.

         Following is a summary of the assets acquired and liabilities assumed in the acquisition. The table excludes cash and cash equivalents acquired of $41.2 million.

       ASSETS ACQUIRED AND LIABILITIES ASSUMED             AMOUNT
-----------------------------------------------------   ------------
Interest-bearing deposits with banks                    $     26,545
Investment securities available for sale                  96,548,375
Loans held for investment, net                           286,713,925
Federal Home Loan Bank stock                                 474,500
Accrued interest receivable, net                           1,879,710
Office properties and equipment                            6,449,363
Goodwill                                                  39,622,427
Other intangible assets                                    9,055,000
Other assets                                              10,564,726
                                                        ------------
   Total assets                                          451,334,571
                                                        ------------
Deposit liabilities                                      407,034,985
Other borrowings                                             250,000
Advance payments by borrowers for taxes and insurance         13,386
Accrued interest payable                                     716,022
Other liabilities                                          4,522,340
                                                        ------------
   Total liabilities                                     412,536,733
                                                        ------------

      Net assets acquired and liabilities assumed       $ 38,797,838
                                                        ============

NOTE 16--PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                         DECEMBER 31
                                                 ---------------------------
 CONDENSED STATEMENTS OF FINANCIAL CONDITION:        2003           2002
----------------------------------------------   ------------   ------------
Cash in bank                                     $     35,038   $     27,870
Interest-bearing deposits with subsidiary bank     10,474,011      3,519,050
Investment in subsidiary                          309,589,026    218,696,628
Other assets                                          171,338        197,768
                                                 ------------   ------------
  Total assets                                   $320,269,413   $222,441,316
                                                 ============   ============
Other borrowings                                 $ 43,610,000   $ 16,989,313
Other liabilities                                      70,270              -
                                                 ------------   ------------
  Total liabilities                                43,680,270     16,989,313
                                                 ------------   ------------
Common stock                                        2,239,477      2,021,593
Additional paid-in capital                         87,323,995     46,577,431
Retained earnings                                 188,319,179    165,628,148
Treasury stock, at cost                                     -    (10,178,374)
Unearned restricted stock                                   -        (32,083)
Non-owner adjustments to equity, net               (1,293,508)     1,435,289
                                                 ------------   ------------
  Total stockholders' equity                      276,589,144    205,452,003
                                                 ------------   ------------
  Total liabilities and stockholders' equity     $320,269,413   $222,441,316
                                                 ============   ============

                                                                           YEAR ENDED DECEMBER 31
                                                                  ---------------------------------------
CONDENSED STATEMENTS OF OPERATIONS:                                  2003           2002          2001
---------------------------------------------------------------   -----------   -----------   -----------
Other income                                                      $     7,808   $     5,738   $    38,989
Other expense                                                         889,097       623,876       379,623
  Loss before income taxes and equity in earnings of subsidiary      (881,289)     (618,138)     (340,634)
Income tax benefit                                                    308,451       216,348       119,222
  Loss before equity in earnings of subsidiary                       (572,838)     (401,790)     (221,412)
Equity in earnings of subsidiary                                   35,299,383    35,317,332    28,669,637
  Net income                                                      $34,726,545   $34,915,542   $28,448,225

                                                                                  YEAR ENDED DECEMBER 31
                                                                        ------------------------------------------
                   CONDENSED STATEMENTS OF CASH FLOWS:                      2003           2002           2001
---------------------------------------------------------------------   ------------   ------------   ------------
Net income                                                              $ 34,726,545   $ 34,915,542   $ 28,448,225
Equity in earnings of subsidiary                                         (35,299,383)   (35,317,332)   (28,669,637)
Change in income taxes and other accruals and prepaid                        (49,594)      (115,892)       113,110
                                                                        ------------   ------------   ------------
  Net cash used by operations                                               (622,432)      (517,682)      (108,302)
                                                                        ------------   ------------   ------------
Decrease (increase) in interest-bearing deposits with subsidiary bank     (6,954,961)    (2,945,617)     3,782,086
Dividends received from subsidiary                                        22,000,000     15,750,000      9,900,000
Capital contributions to subsidiary                                      (28,144,289)    (7,500,000)    (1,234,706)
Net cash acquired in acquisitions of other financial institutions            336,445              -      1,234,540
                                                                        ------------   ------------   ------------
  Net cash (used) provided by investing activities                       (12,762,805)     5,304,383     13,681,920
                                                                        ------------   ------------   ------------
Increase (decrease) in other borrowings                                   23,870,687     16,989,313     (2,601,542)
Dividends paid to shareholders                                           (11,236,323)   (10,145,762)    (8,866,148)
Purchases of treasury stock                                                 (507,819)   (13,770,106)    (3,213,376)
Other, net                                                                 1,265,860      2,150,599      1,071,630
                                                                        ------------   ------------   ------------
  Net cash provided (used) by financing activities                        13,392,405     (4,775,956)   (13,609,436)
                                                                        ------------   ------------   ------------
  Net increase (decrease) in cash in bank                                      7,168         10,745        (35,818)
Cash at beginning of period                                                   27,870         17,125         52,943
                                                                        ------------   ------------   ------------
  Cash in bank at end of period                                         $     35,038   $     27,870   $     17,125
                                                                        ============   ============   ============

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of First Federal Capital Corp:

We have audited the accompanying consolidated statement of financial condition of First Federal Capital Corp and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of First Federal Capital Corp for the years ended December 31, 2002 and 2001 were audited by other auditors whose report dated January 23, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
February 23, 2004
Milwaukee, Wisconsin

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

                                                         DEC.    SEPT.    JUNE     MARCH    DEC.     SEPT.    JUNE     MARCH
  Dollars in thousands, except for per share amounts    2003     2003     2003     2003     2002     2002     2002     2002
----------------------------------------------------   -------  -------  -------  -------  -------  -------  -------  -------
Interest on loans                                      $34,447  $30,234  $30,792  $32,426  $35,252  $35,205  $34,098  $33,057
Interest on mortgage-backed and related securities       3,684    3,603    4,619    3,479    2,789    4,559    5,707    5,415
Interest and dividends on investments                    1,068    1,111    1,202    1,253    1,681    1,319    1,208      961
                                                       -------  -------  -------  -------  -------  -------  -------  -------
  Total interest income                                 39,199   34,948   36,612   37,158   39,723   41,082   41,013   39,433
                                                       -------  -------  -------  -------  -------  -------  -------  -------
Interest on deposits                                    11,044   11,730   12,977   13,657   14,090   14,191   13,789   15,014
Interest on FHLB advances and other borrowings           2,212    4,149    5,136    5,220    5,495    5,652    5,706    5,789
                                                       -------  -------  -------  -------  -------  -------  -------  -------
  Total interest expense                                13,256   15,879   18,114   18,877   19,585   19,843   19,495   20,803
                                                       -------  -------  -------  -------  -------  -------  -------  -------
  Net interest income                                   25,943   19,070   18,499   18,281   20,138   21,240   21,518   18,630
Provision for loan losses                                  570      368      139      379    1,334      716      771      647
                                                       -------  -------  -------  -------  -------  -------  -------  -------
  Net interest income after provision for loan losses   25,373   18,702   18,360   17,902   18,804   20,524   20,747   17,982
                                                       -------  -------  -------  -------  -------  -------  -------  -------
Gain (loss) on sale of investments and other assets          -        -        -        -        -        -        -     (166)
Other non-interest income                               15,022   33,112   20,470   17,941   21,027   16,717   12,977   13,080
                                                       -------  -------  -------  -------  -------  -------  -------  -------
  Total non-interest income                             15,022   33,112   20,470   17,941   21,027   16,717   12,977   12,913
Total non-interest expense                              28,269   35,473   24,850   23,125   24,097   22,892   21,257   19,133
                                                       -------  -------  -------  -------  -------  -------  -------  -------
  Income before income taxes                            12,126   16,341   13,980   12,718   15,734   14,349   12,467   11,763
Income tax expense                                       4,350    6,176    5,210    4,704    5,731    5,293    4,278    4,095
                                                       -------  -------  -------  -------  -------  -------  -------  -------
  Net Income                                           $ 7,776  $10,166  $ 8,771  $ 8,014  $10,003  $ 9,056  $ 8,189  $ 7,667
                                                       =======  =======  =======  =======  =======  =======  =======  =======

Diluted earnings per share                             $  0.35  $  0.51  $  0.44  $  0.40  $  0.50  $  0.45  $  0.40  $  0.38
                                                       =======  =======  =======  =======  =======  =======  =======  =======
Dividends paid per share                               $  0.14  $  0.14  $  0.14  $  0.13  $  0.13  $  0.13  $  0.13  $  0.12
                                                       =======  =======  =======  =======  =======  =======  =======  =======
Stock price at end of period                           $ 22.56  $ 20.55  $ 19.85  $ 20.41  $ 19.31  $ 19.43  $ 22.10  $ 18.85
                                                       =======  =======  =======  =======  =======  =======  =======  =======
High stock price during period                         $ 24.00  $ 21.46  $ 20.57  $ 21.08  $ 19.50  $ 21.60  $ 22.47  $ 18.85
                                                       =======  =======  =======  =======  =======  =======  =======  =======
Low stock price during period                          $ 20.55  $ 19.83  $ 18.50  $ 19.13  $ 16.88  $ 17.55  $ 18.50  $ 14.68
                                                       =======  =======  =======  =======  =======  =======  =======  =======

Note: Quarterly earnings per share amounts may not equal annual earnings per share amounts due to rounding.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 7, 2003, the Corporation filed a Form 8-K that included a press release announcing that the Corporation, on September 30, engaged Deloitte & Touche LLP as its independent accountant, replacing Ernst & Young LLP. The letter of concurrence was included by exhibit. No disagreements were cited.

ITEM 9A--CONTROLS AND PROCEDURES

         An evaluation of the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, Controller, and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer, Chief Financial Officer, and Controller concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer, Chief Financial Officer, and Controller) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In the quarter ended December 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required herein is incorporated by reference from the sections entitled "Matters to be Voted on at the Annual Meeting--Matter 1. Election of Directors" and "Executive Officers Who Are Not Directors" in the Proxy Statement of the Corporation dated March 15, 2004.

ITEM 11--EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference from the section entitled "Compensation of Executive Officers and Directors" in the Proxy Statement of the Corporation dated March 15, 2004.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference from the section entitled "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" and in the section entitled "Compensation of Executive Officers and Directors" in the Proxy Statement of the Corporation dated March 15, 2004.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference from the section entitled "Indebtedness of Management and Certain Transactions" in the Proxy Statement of the Corporation dated March 15, 2004.

ITEM 14--PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required herein is incorporated by reference from the section entitled, "Indebtedness of Management and Certain Transactions" in the Proxy Statement of the Corporation dated March 15, 2004.

                                     PART IV

ITEM 15--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) The following financial statements are included herein under Part II, Item 8, "Financial Statements and Supplementary Data":

Consolidated Statements of Condition at December 31, 2003 and 2002

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

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

10.9     First Federal of La Crosse Directors' Deferred Compensation Plan (1)

10.10    First Federal of La Crosse Annual Incentive Bonus Plan (1)

10.11    First Federal of La Crosse Incentive Bonus Plan for Group Life
         Insurance (1)

10.12    First Federal of Madison Deferred Compensation Plan for Directors (1)

10.13    Resignation Agreement with Joseph M. Konradt (8)

11.1 Computation of Earnings Per Share--Reference is made to Note 1 of the Corporation's Audited Consolidated Financial Statements, included herein under Part II, Item 8, "Financial Statements and Supplementary Data"

13.1     2004 President's Message (9)

21       Subsidiaries of the Registrant

23.1     Consent of Deloitte & Touche LLP (8)

32.2     Section 1350 Certification (8)

99.1     2004 Proxy Statement (8)

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

(8)  Filed herewith.

(9)  Filed in paper format pursuant to Rule 101(b) of Regulation S-T.

(b) Reports on form 8-K filed with the SEC by the Corporation during the fourth quarter of 2003.

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

                                       FIRST FEDERAL CAPITAL CORP

February 24, 2004                      By: /s/Jack C. Rusch
                                           Jack C. Rusch
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas W. Schini                                          February 24 2004
Thomas W. Schini
Chairman of the Board

/s/ Jack C. Rusch                                             February 24, 2004
Jack C. Rusch
President, Chief Executive Officer, and
Director (principal executive officer)

/s/ David W. Kruger                                           February 24, 2004
David W. Kruger
Director

/s/ John F. Leinfelder                                        February 24, 2004
John F. Leinfelder
Director

/s/ Richard T. Lommen                                         February 24, 2004
Richard T. Lommen
Director

/s/ Patrick J. Luby                                           February 24, 2004
Patrick J. Luby
Director

/s/ David C. Mebane                                           February 24, 2004
David C. Mebane
Director

/s/ Phillip J. Quillin                                        February 24, 2004
Phillip J. Quillin
Director

/s/ Edwin J. Zagzebski                                        February 24, 2004
Edwin J. Zagzebski
Director

/s/ Michael W. Dosland                                        February 24, 2004
Michael W. Dosland
Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ Kenneth C. Osowski                                        February 24, 2004
Kenneth C. Osowski
Vice President and Controller
(principal accounting officer)