Form 10-Q
period 2004-03-31
FIRST FEDERAL CAPITAL CORP
filed 2004-05-10
CIK 851207

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	March 31, 2004
Commission file number	0-18046

First Federal Capital Corp

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1651288
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification)

605 State Street
La Crosse, Wisconsin	54601
(Address of principal executive office)	(Zip code)

Registrant’s telephone number, including area code:   (608) 784-8000

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

Class: Common Stock—$.10 Par Value. Outstanding as of May 6, 2004: 22,487,868 (excludes 3,552 shares held as treasury stock).

Form 10-Q Table of Contents

Part I—Financial Information

Item 1—Financial Statements

Consolidated Statements of Financial Condition
March 31, 2004, and December 31, 2003

	March 31	December 31
	2004	2003
ASSETS	(Unaudited)

Cash and due from banks	$85,782,964	$94,535,753
Interest-bearing deposits with banks	8,014,625	6,444,374
Mortgage-backed and related securities:
Available for sale, at fair value	448,839,953	386,862,372
Held for investment, at cost (fair value of $299,715,577 and $610,294, respectively)	296,946,310	613,076
Loans held for sale	37,795,579	16,113,217
Loans held for investment (net of allowance of $13,900,850 and $13,882,350, respectively)	2,572,865,312	2,518,683,388
Federal Home Loan Bank stock	60,596,000	59,634,800
Accrued interest receivable, net	17,327,935	15,802,753
Office properties and equipment	54,222,170	53,020,583
Mortgage servicing rights, net	37,944,402	36,340,856
Goodwill	78,063,720	78,168,866
Other intangible assets	12,836,291	13,358,976
Other assets	31,861,953	28,745,265

Total assets	$3,743,097,213	$3,308,324,280

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposit liabilities	$2,672,071,943	$2,552,837,027
Federal Funds purchased	46,200,000	24,500,000
Federal Home Loan Bank advances	650,200,000	373,075,000
Other borrowings	36,861,913	43,624,308
Advance payments by borrowers for taxes and insurance	4,944,540	1,484,734
Accrued interest payable	2,676,798	2,234,905
Other liabilities	46,045,110	33,979,161

Total liabilities	3,459,000,304	3,031,735,135

Preferred stock, $.10 par value (5,000,000 shares authorized, none outstanding)	—	—
Common stock, $.10 par value (100,000,000 shares authorized, 22,438,666 and 22,394,773 shares issued, respectively)	2,243,867	2,239,477
Additional paid-in capital	87,901,722	87,323,995
Retained earnings	193,508,742	188,319,179
Treasury stock, at cost (3,552 and 0 shares, respectively)	(80,400)	—
Accumulated non-owner adjustments to equity, net	522,978	(1,293,508)

Total stockholders’ equity	284,096,909	276,589,144

Total liabilities and stockholders’ equity	$3,743,097,213	$3,308,324,280

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Three months ended March 31, 2004 and 2003

	Three Months Ended March 31
	2004	2003
	(Unaudited)	(Unaudited)

Interest on loans	$35,547,046	$32,425,980
Interest on mortgage-backed and related securities	4,920,593	3,478,656
Interest and dividends on investments	993,297	1,253,409

Total interest income	41,460,936	37,158,044

Interest on deposit liabilities	10,370,866	13,656,615
Interest on FHLB advances and other borrowings	3,338,557	5,220,231

Total interest expense	13,709,423	18,876,846

Net interest income	27,751,513	18,281,198
Provision for loan losses	1,606,343	378,898

Net interest income after provision for loan losses	26,145,170	17,902,300

Community banking revenue	10,313,271	8,827,729
Mortgage banking revenue	4,674,380	8,512,326
Other income	638,252	600,924

Total non-interest income	15,625,903	17,940,980

Compensation and employee benefits	18,554,058	13,995,764
Occupancy and equipment	3,578,401	3,125,081
Communications, postage, and office supplies	1,754,012	1,848,478
ATM and debit card transaction costs	1,349,060	1,089,626
Advertising and marketing	780,196	679,721
Amortization of intangibles	522,686	182,106
Other expenses	2,740,424	2,204,473

Total non-interest expense	29,278,837	23,125,249

Income before income taxes	12,492,236	12,718,032
Income tax expense	4,451,020	4,703,563

Net income	$8,041,216	$8,014,469

Per share information

Diluted earnings per share	$0.36	$0.40
Basic earnings per share	0.36	0.41
Dividends paid per share	0.14	0.13

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Three months ended March 31, 2004 and 2003

	Common
	Stock and				Accumulated
	Additional			Unearned	Non-Owner
	Paid-In	Retained	Treasury	Restricted	Adjustments
Unaudited	Capital	Earnings	Stock	Stock	to Equity	Total

Balance at December 31, 2002	$48,599,024	$165,628,148	($10,178,374)	($32,083)	$1,435,289	$205,452,003

Net income		8,014,469				8,014,469
Securities valuation adjustment, net of income taxes of $252,191					468,355	468,355

Net income and non-owner adjustments to equity						8,482,824

Dividends paid		(2,561,925)				(2,561,925)
Exercise of stock options		(144,050)	541,055			397,005
Purchase of treasury stock			(474,112)			(474,112)
Amortization of restricted stock		189,804		13,750		203,554
Other activity		(169,919)	(69,080)			(238,999)

Balance at March 31, 2003	$48,599,024	$170,956,527	($10,180,511)	($18,333)	$1,903,644	$211,260,351

Unaudited

Balance at December 31, 2003	$89,563,472	$188,319,179	—	—	($1,293,508)	$276,589,144

Net income		8,041,216				8,041,216
Securities valuation adjustment, net of income taxes of $978,108					1,816,486	1,816,486

Net income and non-owner adjustments to equity						9,857,702

Dividends paid		(3,134,252)				(3,134,252)
Exercise of stock options	582,117	37,418	263,966			883,501
Purchase of treasury stock			(322,866)			(322,866)
Amortization of restricted stock		245,180				245,180
Other activity			(21,500)			(21,500)

Balance at March 31, 2004	$90,145,589	$193,508,742	($80,400)	—	$522,978	$284,096,909

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Three months ended March 31, 2004 and 2003

	Three Months March 31
	2004	2003
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income	$8,041,216	$8,014,469
Adjustments to reconcile net income to net cash provided (used) by operations:
Provision for loan and real estate losses	1,795,915	223,940
Increase in mortgage servicing rights valuation allowance	631,000	1,800,000
Net loan costs deferred	(219,825)	(1,178,823)
Amortization of mortgage servicing rights	1,789,715	8,694,869
Other amortization	2,117,527	3,667,438
Depreciation	1,182,729	964,909
Gains on sales of mortgage loans	(3,759,077)	(16,110,274)
Decrease (increase) in accrued interest receivable	(1,525,182)	714,821
Increase (decrease) in accrued interest payable	441,893	(300,944)
Increase in current and deferred income taxes	4,260,335	4,425,055
Other accruals and prepaids, net	(3,925,539)	(1,012,137)

Net cash provided by operations before loan originations and sales	10,830,707	9,903,323
Loans originated for sale	(209,062,344)	(633,625,302)
Sales of loans originated for sale or transferred from held for investment	206,362,539	675,241,033

Net cash provided by operations	8,130,902	51,519,054

Cash flows from investing activities:
Decrease (increase) in interest-bearing deposits with banks	(1,570,251)	69,136,235
Purchases of mortgage-backed and related securities available for sale	(101,835,468)	(327,039,765)
Principal repayments on mortgage-backed and related securities available for sale	42,101,383	111,887,038
Purchases of mortgage-backed and related securities held for investment	(303,767,334)	—
Principal repayments of mortgage-backed and related securities held for investment	7,161,667	20,391,922
Loans originated for investment	(261,328,589)	(266,474,402)
Loans purchased for investment	(1,287,667)	—
Loan principal repayments	186,973,340	280,702,404
Additions to office properties and equipment	(2,389,286)	(2,321,935)
Purchases of mortgage servicing rights	(1,348,797)	—
Other, net	(1,164,428)	12,271,969

Net cash used by investing activities	(438,455,430)	(101,446,534)

Cash flows from financing activities:
Increase in deposit liabilities	119,234,916	84,732,397
Long-term advances from Federal Home Loan Bank	311,050,000	—
Repayment of long-term Federal Home Loan Bank advances	—	(24,350,000)
Decrease in short-term Federal Home Loan Bank borrowings	(33,925,000)	—
Increase in Federal Funds purchased	21,700,000	—
Decrease in other borrowings	(6,762,395)	(3,491,502)
Increase (decrease) in advance payments by borrowers for taxes and insurance	3,459,806	(7,470,507)
Purchase of treasury stock	(322,866)	(474,112)
Dividends paid	(3,134,252)	(2,561,925)
Other, net	10,271,530	7,197,411

Net cash provided by financing activities	421,571,739	53,581,762

Net increase (decrease) in cash and due from banks	(8,752,789)	3,654,282
Cash and due from banks at beginning of period	94,535,753	84,482,722

Cash and due from banks at end of period	$85,782,964	$88,137,004

Supplemental disclosures of cash flow information:
Interest and dividends received on loans and investments	$39,935,754	$37,872,865
Interest paid on deposits and borrowings	13,267,530	19,177,790
Income taxes paid	187,000	279,400
Income taxes refunded	2,916	—
Transfer of loans from held for investment to held for sale	17,657,889	31,315,451

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

Note 2—Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three month period March 31, 2004, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2004.

     Certain 2003 balances have been reclassified to conform to the 2004 presentation.

Note 3—Earnings Per Share

     Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation’s stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three month periods ended March 31, 2004 and 2003, is as follows:

	Three Months Ended March 31

	2004		2003

	Diluted	Basic	Diluted	Basic

Net income	$8,041,216	$8,041,216	$8,014,469	$8,014,469

Average common shares issued, net of actual treasury shares	22,393,370	22,393,370	19,698,621	19,698,621
Potential common shares issued under stock options (treasury stock method)	233,960	—	259,791	—

Average common shares and potential common shares	22,627,330	22,393,370	19,958,412	19,698,621

Earnings per share	$0.36	$0.36	$0.40	$0.41

Note 4—Contingencies

     The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which considered together are believed by management to be immaterial to the consolidated financial condition and operations of the Corporation.

     First Cap Holdings, Inc. (“FCHI”), a Nevada company and wholly-owned subsidiary of the Bank, has not been subject to taxation in Wisconsin since FCHI’s formation in 1993. FCHI is incorporated in the State of Nevada, which does not currently impose a corporate income tax. Although the earnings of FCHI are not currently subject to taxation in the State of Wisconsin, from time-to-time legislation is proposed which, if adopted, would require combined income tax returns for entities headquartered in the state and result in taxation of FCHI’s earnings. To date, none of these legislative proposals have been adopted. In addition, the Wisconsin Department of Revenue (“WDR”) has increased its examinations of banking entities in the state and is proposing whether to allocate income of out-of-state investment subsidiaries (like FCHI) to their parent banks. Indeed, in 2003 the WDR began examinations of a number of financial institutions, including the Bank, specifically aimed at their relationships with their investment subsidiaries. Management believes the WDR may take the position that some or all of the income of FCHI is allocable to the Bank and taxable in Wisconsin. Management believes the Bank, as well as FCHI, have complied with the tax rules relating to the income of out-of-state subsidiaries, and with the private rulings the WDR issued to the Bank in 1993 and 1997 in connection with its formation and operation of FCHI. The WDR has indicated that it may repudiate these rulings and management is uncertain at this time whether the WDR exam will result in an assessment. The Bank will oppose an assessment, if any.

     If the WDR is successful in allocating FCHI’s income to the Bank, or if legislation referred to in the previous paragraph were to become law, such could result in the earnings of FCHI being subject to taxation in the State of Wisconsin. If the Corporation had been required to pay Wisconsin tax on FCHI’s income for the three months ended March 31, 2004, the Corporation’s income tax expense would have been approximately $370,000 higher than reported. This would have reduced diluted and basic earnings per share by approximately $0.02 per share. Furthermore, if the WDR determines that the earnings of FCHI in open tax years prior to 2004 should have been subject to tax in Wisconsin, management estimates that the Bank may be subject to a tax obligation of up to $16.0 million, net of federal and state tax benefit. This amount includes an estimate for interest, but excludes any penalties that may be assessed by the WDR, which could be as high as 25% of the gross assessment. As previously mentioned, however, the Bank will oppose any assessment related to this issue.

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

     Segment Profit (Loss) Statements and Other Information  The following table summarizes the profit (loss) and average assets of each of the Corporation’s reportable segments for the three month period ended March 31, 2004 and 2003. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation’s branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.47% and 1.39% of average deposit liabilities outstanding during the three months ended March 31, 2004 and 2003, respectively.

	Three Months Ended March 31
	2004		2003
Profit Center	Profit (Loss)	Average Assets	Profit (Loss)	Average Assets

Mortgage banking	$1,639,137	$81,573,154	$4,466,575	$93,235,287
Residential loans	2,371,183	886,409,469	1,083,888	845,473,213
Commercial real estate lending	1,960,745	561,268,122	2,644,055	515,584,896
Consumer lending	1,841,877	530,574,032	1,407,445	472,438,347
Education lending	58,119	214,448,344	289,105	212,870,628
Business banking	335,115	516,916,354	(157,218)	187,401,920
Investment and mortgage-related securities	1,361,770	649,591,929	(771,615)	674,765,496
Other segments	(207,022)	1,888,528	(131,390)	1,260,728

Subtotal	9,360,924	3,442,669,932	8,830,845	3,003,030,515
Non-GAAP adjustments	(1,319,708)	26,023,721	(816,376)	25,676,188

Net income/total average assets	$8,041,216	$3,468,693,653	$8,014,469	$3,028,706,703

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

	Three Months Ended March 31

	2004	2003

Net income as reported	$8,041,216	$8,014,469
Stock-based compensation, net of tax	(32,392)	(146,219)

Pro forma net income	$8,008,824	$7,868,250

Diluted earnings per share as reported	$0.36	$0.40
Pro forma diluted earnings per share	$0.36	$0.39
Basic earnings per share as reported	$0.36	$0.41
Pro forma basic earnings per share	$0.36	$0.40

     With respect to restricted stock awards, the intrinsic value is generally equal to the fair value of the Corporation’s common stock on the date of the initial contingent award, adjusted retroactively for any changes in the value of the stock between the initial award date and the final measurement date. Such value is amortized as expense over the measurement period of the award.

Note 7—Subsequent Event

     On April 27, 2004, the Corporation entered into a definitive agreement to be acquired by Associated Banc-Corp (“Associated”), headquartered in Green Bay, Wisconsin. The stock and cash transaction is valued at $613 million, including stock options, based on the closing Associated share price on April 27, 2004. According to the terms of the agreement, the Corporation will merge into Associated, with the Corporation’s shareholders exchanging each share of their common stock for 0.635 shares of Associated’s common stock, an equivalent amount of cash, or a combination thereof. In the aggregate, Associated will allocate 10% cash and 90% stock. The transaction is tax-free for those shareholders receiving Associated stock.

     The acquisition has been approved by the boards of directors of each company and is expected to close during the fourth quarter of 2004, subject to shareholder approval, regulatory approvals, and various other conditions of closing.

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

Application of Critical Accounting Policies

     Critical Judgments and Estimates  For a summary of the Corporation’s significant accounting policies, refer to Note 1 of the Corporation’s Audited Consolidated Financial Statements included in Part II, Item 8, of its 2003 Form 10-K. Particular attention should be paid to two accounting areas that in management’s judgment, require significant judgments and/or estimates on the part of management because of the inherent uncertainties surrounding these areas and/or the subjective nature of the areas. These areas are itemized and referenced as follows.

          Mortgage Servicing Rights  For a detailed discussion of the judgments and estimates relating to the initial recording of and ongoing accounting for mortgage servicing rights (“MSRs”), refer to the appropriate section in Note 1 of the Corporation’s Audited Consolidated Financial Statements, included in Part II, Item 8, of its 2003 Form 10-K. Additional discussion is also available in the 2003 Form 10-K “Residential Lending” section of Part I, Item 1, “Business—Lending Activities”. Finally, information on the impact mortgage servicing rights have had on the Corporation’s financial condition and results of operations for the three month periods ended March 31, 2004 and 2003, can be found below, in the sections entitled “Financial Condition—Mortgage Servicing Rights” and “Results of Operations—Non-Interest Income—Mortgage Banking Revenue”.

          Allowance for Losses on Loans and Real Estate  For a detailed discussion of the judgments and estimates relating to allowances for losses on loans and real estate, refer to the appropriate section in Note 1 of the Corporation’s Audited Consolidated Financial Statements, included in Part II, Item 8, of its 2003 Form 10-K. Additional discussion is also available in the 2003 Form 10-K “Non-Performing and Other Classified Assets” section and the “Allowances for Losses on Loans and Real Estate” section of Part I, Item 1, “Business—Lending Activities”. Finally, information on the impact loss allowances have had on the Corporation’s financial condition and results of operations for the three month periods ended March 31, 2004 and 2003, can be found below, in the sections entitled “Financial Condition—Non-Performing Assets” and “Results of Operations—Provisions for Loan Losses”.

     New Accounting Standards and Policies  During the three months ended March 31, 2004 and 2003, the Corporation adopted no new accounting standards or policies that, in management’s judgment, had a material impact on its financial condition or results of operations. However, one new accounting standard issued during the quarter, but with an adoption date of April 1, 2004, was significant to the financial services industry as a whole. This standard is itemized in the paragraph that follows.

          Staff Accounting Bulletin (“SAB”) 105, “Loan Commitments Accounted for as Derivative Instruments” (“SAB 105”)  During the first quarter of 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 105, “Loan Commitments Accounted for as Derivative Instruments”. This SAB addresses the accounting for loan commitments entered into after March 31, 2004, and certain disclosure requirements relevant in the context of mortgage banking activities. The effects of SAB 105 are not expected to be material to the operations of the Corporation’s operations or financial position.

Other Matters

     On April 27, 2004, the Corporation entered into a definitive agreement to be acquired by Associated Banc-Corp (“Associated”), headquartered in Green Bay, Wisconsin. According to the terms of the agreement, the Corporation will merge into Associated, with the Corporation’s shareholders exchanging each share of their common stock for 0.635 shares of Associated’s common stock, an equivalent amount of cash, or a combination thereof. In the aggregate, Associated will allocate 10% cash and 90% stock. The transaction is tax-free for those shareholders receiving Associated stock.

     The acquisition has been approved by the boards of directors of each company and is expected to close during the fourth quarter of 2004, subject to shareholder approval, regulatory approvals, and various other conditions of closing.

Results of Operations

     Quarter Overview  The Corporation’s net income for the three months ended March 31, 2004, was $8.04 million or $0.36 per diluted share compared to $8.01 million or $0.40 in the same period last year. These amounts represented a return on average assets of 0.93% and 1.06%, respectively, and a return on average equity of 11.47% and 15.37%, respectively.

     The increase in net income from 2003 to 2004 was primarily attributable to a $9.5 million increase in net interest income, a $1.5 million increase in community banking revenue, and a $253,000 decrease in income tax expense. These developments were offset almost entirely by a $6.2 million increase in non-interest expense, a $3.8 million decrease in mortgage banking revenue, and a $1.2 million increase in provision for loan losses.

     The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three month periods ended March 31, 2004 and 2003.

     Net Interest Income  Net interest income increased by $9.5 million or nearly 52% during the three month period ended March 31, 2004, as compared to the same period in the previous year. The improvement was due in part to a $366 million or 13.1% increase in the Corporation’s average earning assets between these periods. The principal source of this growth occurred in the Corporation’s commercial real estate loans, mortgage-related securities, commercial business loans, and consumer loans. This growth was largely funded by increases in money market deposit accounts, Federal Home Loan Bank (“FHLB”) term advances, and non-interest-bearing deposit liabilities—principally custodial accounts. The Corporation maintains borrowers’ principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased at March 31, 2004 due to an increase in loan prepayment activity that began late in the first quarter.

     During the first quarter of 2004 the Corporation purchased $305 million in medium-term collateralized mortgage obligations (“CMOs”) with a weighted average life of 3.0 years. Such purchases were funded using term FHLB advances with a weighted average life of 2.4 years. The pre-tax spread on these transactions was over 200 basis points and is expected to contribute over $5.0 million to net interest income in 2004, although there can be no assurances. These purchases were made to maintain growth in the Corporation’s earning assets in the near term, as well as maintain its capital at a level deemed appropriate by management. Additional leveraged purchases of CMOs are not expected in the immediate future, although there can be no assurances.

     In addition to the aforementioned CMO purchases, the Corporation acquired $102 million in shorter-term CMOs in the first quarter. These securities were funded out of the general liquidity and had a weighted average life of 2.1 years and a yield of approximately 3.5%.

     Also contributing to the increase in net interest income in the most recent quarter was a significant improvement in interest rate spread. The Corporation’s interest rate spread improved from 2.17% during the three months ended March 31, 2003, to 3.26% during the same period in 2004. This improvement was caused primarily by the maturity of high-cost certificates of deposit during the last half of 2003, as well as the prepayment of high-cost FHLB advances late in the third quarter of 2003.

     Management expects market interest rates to trend higher in 2004 as economic conditions improve. However, management does not expect this movement to be dramatic. As a result, management believes the Corporation will be able to maintain its interest rate spread at or near the level experienced in the most recent quarter. However, there can be no assurances.

     The following tables set forth information regarding the average balances of the Corporation’s assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three month periods ended March 31, 2004 and 2003.

Dollars in thousands	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003

	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

Interest-earning assets:
Single-family mortgage loans	$844,862	$11,201	5.30%	$816,928	$10,654	5.22%
Commercial real estate loans	773,464	11,568	5.98	527,982	10,176	7.71
Consumer loans	585,854	9,083	6.20	505,004	8,661	6.86
Education loans	205,439	1,646	3.21	202,859	1,986	3.92
Commercial business loans	162,771	2,049	5.04	74,584	948	5.09

Total loans	2,572,390	35,547	5.53	2,127,357	32,426	6.10
Mortgage-backed and related securities	524,450	4,921	3.75	425,786	3,479	3.27
Interest-bearing deposits with banks	9,982	32	1.29	193,105	563	1.17
Other earning assets	61,711	961	6.23	55,887	691	4.94

Total interest-earning assets	3,168,534	41,461	5.23	2,802,135	37,158	5.30
Non-interest-earning assets:
Office properties and equipment	56,409			36,681
Other assets	243,750			189,890

Total assets	$3,468,694			$3,028,707

Interest-bearing liabilities:
Regular savings accounts	$248,438	$154	0.25%	$165,836	$102	0.25%
Checking accounts	182,295	214	0.47	133,220	83	0.25
Money market accounts	488,737	1,482	1.21	238,755	520	0.87
Certificates of deposit	1,293,148	8,520	2.64	1,463,777	12,951	3.54

Total interest-bearing deposits	2,212,618	10,371	1.87	2,001,588	13,657	2.73
FHLB advances	502,100	3,072	2.45	388,750	5,128	5.28
Other borrowings	68,583	267	1.56	17,626	91	2.06

Total interest-bearing liabilities	2,783,300	13,709	1.97	2,407,964	18,877	3.14
Non-interest-bearing liabilities:
Non-interest-bearing deposits	367,453			364,196
Other liabilities	37,510			47,930

Total liabilities	3,188,264			2,820,091
Stockholders’ equity	280,430			208,615

Total liabilities and stockholders’ equity	$3,468,694			$3,028,707

Net interest income		$27,752			$18,281

Interest rate spread			3.26%			2.17%

Net interest income as a percent of average earning assets			3.50%			2.61%

Average interest-earning assets to average interest-bearing liabilities			113.84%			116.37%

     Provision for Loan Losses  Provision for loan losses was $1.6 million and $379,000 during the three months ended March 31, 2004 and 2003, respectively. During the first quarter of 2004, the Corporation charged-off $642,000 related to a $2.6 million loan on a hotel property located in the Twin Cities. The hotel is currently in bankruptcy and is in process of foreclosure. Although the Corporation does not expect to incur an additional loss on this loan, there can be no assurances. In addition, during the first quarter of 2004 the Corporation charged-off a $385,000 loan to another financial institution which was deemed insolvent during the period. On an annualized basis, net charge-offs were 0.25% and 0.10% of average loans outstanding during the three month periods ended March 31, 2004 and 2003, respectively.

     As of March 31, 2004 and December 31, 2003, the Corporation’s allowance for loan losses was $13.9 million and $13.9 million, respectively, or 0.54% and 0.55% of loans held for investment, respectively. The allowance for loan losses was 146% and 145% of non-accrual loans as of the same dates, respectively. Although management believes that the Corporation’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation’s results of operations. For additional discussion, refer to “Financial Condition—Non-Performing Assets”.

     Non-Interest Income  Non-interest income for the three month period ended March 31, 2004 and 2003, was $15.6 million and $17.9 million, respectively. These amounts represented 36% and 50% of the Corporation’s total revenue during such periods. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2003 to 2004.

          Community Banking Revenue  Community banking revenue increased by $1.5 million or 16.8% during the three months ended March 31, 2004, as compared to the same periods in the previous year. The following table shows the Corporation’s community banking revenue for the three month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31

Dollars in thousands	2004	2003

Overdraft fees	$5,117	$4,383
ATM and debit card fees	3,026	2,547
Account service charges	732	621
Other fee income	437	408

Total deposit account revenue	9,312	7,959

Consumer loan insurance premiums and commissions	144	170
Other consumer loan fees	99	106

Total consumer loan revenue	243	276

Tax-deferred annuity commissions	267	341
Retail brokerage commissions	491	252

Total investment services revenue	758	593

Total community banking revenue	$10,313	$8,828

          Deposit account revenue increased by $1.4 million or 17.0% during the three months ended March 31, 2004, as compared to the same period in the previous year. This increase was due mostly to a $734,000 or 16.7% increase in overdraft fees, a $479,000 or 18.8% increase in ATM and debit card fees, and an $111,000 or 17.9% increase in account service charges. These increases were due in part to 11.1% growth in the number of checking accounts serviced by the Corporation. Also contributing was an increase in per-item charges, as well as changes in charging routines for certain services.

          Consumer loan revenue declined by $33,000 or 12.0% during the three months ended March 31, 2004, as compared to the same period in the previous year. The Corporation’s principal sources of consumer loan revenue consist of sales of credit life and disability insurance policies to consumer loan customers. The decline in consumer loan revenue during the three months ended March 31, 2004, was primarily attributable to a decrease in premium and commission revenue associated with a reduction in consumer loan originations as compared to the same period in the previous year.

          Investment services revenue increased by $165,000 or nearly 30% during the three months ended March 31, 2004, as compared to the same period in the previous year. The Corporation’s principal sources of investment services revenue consist of commissions from sales of tax-deferred annuities, mutual funds, and other debt and equity securities. The increase in investment services revenue was due primarily to higher commissions from sales of mutual funds and other equity investments caused in part by an increase in the number of registered representatives in the Corporation’s offices. Also contributing was an improved equity market in 2003 and 2004. The combination of these events contributed to an increase in investor confidence and in their preference for these product offerings. This development was partially offset by a decline in commissions from sales of tax-deferred annuities, caused primarily by a general decline in market interest rates that made tax-deferred annuities less attractive to the Corporation’s customers.

          Mortgage Banking Revenue  Mortgage banking revenue decreased by $3.8 million or approximately 45% during the three months ended March 31, 2004, as compared to the same period in the previous year. The following table shows the Corporation’s mortgage banking revenue for the three month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31

Dollars in thousands	2004	2003

Gross servicing fees	$2,905	$2,524
Mortgage servicing rights amortization	(1,790)	(8,695)
Mortgage servicing rights valuation (loss) recovery	(631)	(1,800)

Total loan servicing fees, net	484	(7,971)

Gains on sales of mortgage loans	3,759	16,110
Other mortgage-related income	431	373

Total mortgage banking revenue	$4,674	$8,512

          Gross servicing fees increased by $381,000 or 15.1% during the three months ended March 31, 2004, as compared to the same period in the previous year. This increase was due primarily to $393 million or 13.0% growth in average loans serviced for others, compared to the year-ago period. This growth was caused in part by an increase in the origination and sale of fixed-rate mortgage loan. Also contributing were increased conversions by borrowers of adjustable-rate mortgage loans into fixed-rate loans. Upon conversion, such loans are generally sold in the secondary market and the Corporation retains the servicing. Finally, during the first quarter of 2004, the Corporation purchased mortgage servicing rights (“MSRs”) related to $150 million in mortgage loans. Such loans consisted principally of fixed-rate, residential mortgage loans on properties located in Iowa.

          Amortization of mortgage servicing rights was $1.8 million and $8.7 million during the three months ended March 31, 2004 and 2003, respectively. The decline in the most recent period was attributed principally to a decrease in prepayment activity that coincided with a decline in loan refinance activity relative to the same period in the previous year. Furthermore, with market interest rates at historically low levels in 2003, loan prepayment activity was dramatically higher during the three months ended March 31, 2003, as borrowers refinanced older, higher-rate residential mortgage loans, into lower-rate loans. If interest rates remain where they are or rise, the Corporation will most likely continue to experience lower levels of amortization on its MSRs as a result of reduced levels of loan prepayment activity. Such amortization, however, will most likely be offset by lower levels of gains on sales of mortgage loans, as described in a subsequent paragraph.

          During the three months ended March 31, 2004, the Corporation established a $631,000 valuation allowance for mortgage servicing rights. This compared to a $5.2 million valuation allowance at March 31, 2003. These allowances were principally the result of declining mortgage rates during the respective periods. If market interest rates decline in the future the Corporation may be exposed to further unfavorable valuation adjustments against its portfolio of MSRs—primarily because of likely increases in market expectations for future prepayments. Although management believes that most of the Corporation’s loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), GAAP requires allowances for impairment based on fair value which reflects losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market.

          At March 31, 2004 and 2003, loans serviced for others were $3.4 billion and $3.1 billion, respectively. As of the same dates, mortgage servicing rights were $37.9 million and $27.8 million, net of the valuation allowance, if any.

          Gains on sales of mortgage loans decreased by $12.4 million from $16.1 million during the three months ended March 31, 2003, to $3.8 million during the same period in 2004. This decrease was principally the result of a decline in loan originations and sales in the most recent quarter, due to a more favorable interest rate environment for loan refinance activity in the first quarter of 2003. Loan sales declined from $675 million in the first quarter of 2003 to $206 million in the first quarter of 2004. In addition, the average gain on sales of loans was 2.39% during the first quarter of 2003 as compared to 1.82% in the most recent quarter. This decline was caused principally by a narrower spread between the primary and secondary market for mortgage loans.

          Market interest rates have increased in recent months. If this trend continues, management expects the Corporation’s gains on sales of mortgage loans to be substantially lower in the near future than they were in the year-ago periods. The decline in gains, however, may be offset to some degree by decreased amortization of MSRs, as more fully described in a previous paragraph.

           Other mortgage-related income increased by $58,000 or 15.5% during the three months ended March 31, 2004, as compared to the same period in the previous year. This increase was due principally to timing of payments to third-party vendors for loan-closing services.

          Other Non-Interest Income  Other non-interest income increased by $37,000 or 6.2% during the three month period ended March 31, 2004, as compared to the same period in the previous year. The increase in the most recent quarterly period was primarily due to an increase in earnings on the Corporations bank-owned life insurance policies.

     Non-Interest Expense Non-interest expense for the three months ended March 31, 2004 and 2003, was $29.3 million and $23.1 million, respectively, which was 3.35% and 3.07% of average assets during such periods, respectively. The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2003 to 2004.

          Compensation and Employee Benefits  Compensation and employee benefits increased by $4.6 million or nearly 33% during the three months ended March 31, 2004, as compared to the same period in the previous year. In general, the increase was due to normal annual merit increases, as well as growth in the number of banking facilities operated by the Corporation and the resulting increase in the number of employees. Furthermore, 85 full-time equivalent employees were added during the fourth quarter of 2003 with the completion of the acquisition of Liberty Bancshares, Inc. (“LBI”). Since December 31, 2002, the Corporation has increased the number of its banking facilities from 89 to 95. As of March 31, 2004, the Corporation had 1,396 full-time equivalent employees. This compared to 1,362 and 1,240 as of December 31, 2003, and March 31, 2003, respectively.

          Also contributing to the increase in compensation and employee benefits in 2004 were increased salaries to employees hired over the past year to support the implementation of the Corporation’s business banking product line. During the first quarter of 2003, the Corporation began offering business banking products in its Oshkosh, Wisconsin, market. In addition, the Corporation began offering business banking products in the Appleton, Wisconsin, market in the most recent quarter and intends to expand its offering of business banking products in Madison, Wisconsin and additional markets in 2004, although there can be no assurances.

          Also contributing was an increase in employee stock ownership plan (“ESOP”) costs, primarily attributable to a change in the Corporation’s contribution amount under this benefit from 1% of pay to 2.5% of pay for certain employees which went into effect January 1, 2004. In addition, expenditures for employee health care, restricted stock, and the Corporation’s 401(k) savings plan increased $1.2 million in the aggregate during the three months ended March 31, 2004, as compared to the same period in the previous year. The reasons for these increases are similar to those described in earlier paragraphs.

          Occupancy and Equipment  Occupancy and equipment expense increased by $453,000 or 14.5% during the three months ended March 31, 2004, as compared to the same period in the previous year. This increase was primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

          Communications, Postage, and Office Supplies  Communications, postage, and office supplies expense decreased by $94,000 or 5.1% during the three months ended March 31, 2004, as compared to the same period in the previous year. This decrease was caused principally by a decline in a variety of expenditures such as postage costs, office supplies, and customer forms.

          ATM and Debit Card Transaction Costs  ATM and debit card transaction costs increased by $259,000 or 23.8% during the three months ended March 31, 2004, as compared to the same period in the previous year. This increase can be attributed to increased use by the Corporation’s customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation. The Corporation currently operates over 140 ATMs in communities located throughout Wisconsin, northern Illinois, and Minnesota.

          Advertising and Marketing  Advertising and marketing costs increased $100,000 or 14.8% during the three months ended March 31, 2004, as compared to the same period in the previous year. This increase can be attributed to growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas served by the Corporation.

          Amortization of Intangibles  Amortization of intangible assets, which consists primarily of deposit-based intangibles, increased by $341,000 or over 185% during the three months ended March 31, 2004, as compared to the same period in the previous year. This increase was attributed to increased amortization of the deposit-based intangibles recorded in connection with the Corporation’s acquisition of LBI in the fourth quarter of 2003.

          Other Non-Interest Expense  Other non-interest expense increased by $536,000 or 24.3% during the three months ended March 31, 2004, as compared to the same period in the previous year. This increase was caused by a variety of factors, the most significant of which was increased costs related to the disposition of various residential and consumer properties, an increase in provision for customer losses, and an increase in bank insurance costs. The increase in the aforementioned items was partially offset by a decline in costs related to servicing of loans for Fannie Mae and FHLB, which declined by $679,000 million almost 75% in 2004. Under the terms of its servicing agreements with these investors, the Corporation is required to forward a full month’s interest to the investors when certain loans are repaid, regardless of the actual date of the loan payoff. A historically low interest rate environment during the first quarter of 2003 increased prepayment activity in 2003 and resulted in higher prepayment and refinance activity. This resulted in the amount of “loan pay-off interest” remitted to Fannie Mae and FHLB during the first quarter of 2003 to be higher than the first quarter of 2004.

     Income Tax Expense  Income tax expense for the three months ended March 31, 2004 and 2003, was $4.5 million and $4.7 million, respectively, or 35.6% and 37.0% of pretax income, respectively. The Corporation’s effective tax rate has decreased in recent periods due principally to a reduced mix of taxable earnings in the States of Wisconsin, Minnesota, and Illinois, relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary, FCHI, and which has no corporate state income tax. Refer to Note 4 of the Corporation’s Unaudited Consolidated Financial Statements, included herein under Part I, Item I, “Financial Statements”, for additional discussion relating to the Corporation’s tax situation.

     Segment Information  The following paragraphs contain a discussion of the financial performance of each of the Corporation’s reportable segments (hereafter referred to as “profit centers”) for the three month periods ended March 31, 2004 and 2003. Refer to the table in Note 5 of the Corporation’s Unaudited Consolidated Financial Statements, included herein under Part I, Item I, “Financial Statements”, for a summary of the after-tax profit (loss) of each of the Corporation’s profit centers.

          Mortgage Banking  Profits from the Corporation’s mortgage banking activities were $1.6 million for the three month period ended March 31, 2004, compared to $4.5 million in the same period last year. Loan origination volumes and loan servicing fees are the principal drivers of performance in this profit center. In the first quarter of 2004, the Corporation’s mortgage banking operation originated $307 million in single-family residential loans compared to $728 million in the same period of the previous year. This decline was partially offset by a decrease in the amortization of MSR’s due primarily to a decline in prepayments in the loan servicing portfolio. As noted in “Non-GAAP Adjustments” below, MSR valuation losses or recoveries are ignored for segment reporting purposes. Refer to “Results of Operations—Non-Interest Income” for additional discussion.

          Residential Loans  Profits from the Corporation’s residential loan portfolio were $2.4 million in the first quarter of 2004 compared to $1.1 million in the same period in the previous year. The increase in this profit center’s earnings was primarily due to an increase in interest rate spread. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation’s average cost of interest-bearing liabilities declined by 117 basis points between the first quarter 2003 and the same period in 2004. Also, the yield on this profit center’s single-family residential loans increased by 8 basis points between the same periods due in part to a decrease in purchased loan premium amortization.

          Commercial Real Estate Lending  Profits from commercial real estate lending declined by $683,000 or 25.8% during the three month period ended March 31, 2004, as compared to the same period in 2003. This decrease was largely due to an increase in net charge-offs of $642,000 as discussed elsewhere in this report. A decline in the profit center’s interest rate spread in 2004 compared to 2003 also contributed to the decrease in profits. This profit center is primarily funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation’s average cost of interest-bearing liabilities declined by 117 basis points in 2004 compared to 2003. However, the yield on commercial real estate loans decreased by 173 basis points between these same periods. A decline in prepayment fees contributed 79 basis points to the decrease in yield. Average assets assigned to the profit center increased by $46 million or 8.9% in 2004 compared to the same period in 2003.

          Consumer Lending  Profits from the Corporation’s consumer lending activities increased by $434,000 or 30.9% during the three month period ended March 31, 2004, as compared to the same period in the previous year. This increase was primarily attributable to an increase in the profit center’s interest rate spread in the most recent quarter, compared to the same timeframe in 2003. This profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The yield on consumer loans declined by 66 basis points between the first three months of 2004 and the same period in the previous year. The Corporation’s average cost of interest-bearing liabilities, however, declined by 117 basis points between these same periods. Average assets assigned to the profit center increased by $58 million or 12.3% in 2004 compared to 2003.

          Education Lending  Profits from education lending declined by $231,000 or 80% during the three month period ended March 31, 2004, as compared to the same period in the previous year. This decrease was primarily due to a decrease in the profit center’s interest rate spread in 2004 compared to 2003. The average yield on education loans declined by 71 basis points in the current period compared to the same period in the previous year. This profit center is principally funded by money market demand accounts. The average cost of money market demand accounts increased by 34 basis points in the current year compared to the previous year due to the Corporation’s decision to shift the mix of interest-bearing deposits from certificates of deposit toward money market demand accounts. During the three months ended March 31, 2004, the average assets assigned to this profit center were $214 million, an increase of $1.6 million or 0.7% from the same period last year.

          Business Banking  Profits from the Corporation’s business banking operations were $335,000 for the three month period ended March 31, 2004, compared to a loss of $158,000 for the same period in the previous year. The results of this profit center include costs associated with the development of business banking services and the expansion of business banking into additional geographic markets. The increase in profits was largely due to an increase in average assets. Average assets for the period were $517 million in 2004, compared to $187 million for the same period in 2003. The increase in average assets was primarily due to the acquisition of Liberty Bancshares, Inc. An increase in interest rate spread in 2004 compared to 2003 also contributed to the increase in profits.

          Investment and Mortgage-Related Securities  Profits from the Corporation’s investment securities portfolio was $1.4 million in the three month period ended March 31, 2004, compared to a loss of $772,000 in the same period in 2003. These increases were primarily due to an increase in the profit center’s interest rate spread in 2004 compared to 2003. This profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation’s average cost of interest-bearing liabilities declined by 117 basis points between the first three months of 2004 and the same period in the previous year. Additionally, the yield on the investment securities portfolio increased by 116 basis points between these same periods due to largely to a decline in premium amortization on collateralized mortgage obligations and a reduction in overnight investments. During the three months ended March 31, 2004, the average assets assigned to this profit center were $650 million, a $25 million or 3.7% decrease from the same period last year.

          Other Segments  This segment consists of the parent holding company and certain of the Bank’s wholly-owned subsidiaries. The increase in losses from this segment was principally the result of an increase in interest expense in the holding company. This increase was the result of a higher level of borrowings, the proceeds of which were largely used to fund the Liberty Bancshares, Inc. acquisition.

          Non-GAAP Adjustments  Non-GAAP adjustments declined by $495,000 during the three month period ended March 31, 2004, as compared to the same period in the previous year. This decline was largely due to a decline in loan production, which decreased the internally generated origination fees recorded in the mortgage banking profit center. This more than offset a decrease in MSR loss provision that was recorded under GAAP, but ignored in the product profitability model.

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

          The net cost to acquire and maintain deposit liabilities was 1.47% and 1.39% of average deposit liabilities outstanding during the three months ended March 31, 2004 and 2003, respectively. The increase in net cost between these periods was the result of the increase in the Corporation’s net costs of operating its branch network was greater than the increase in average deposit liabilities.

Financial Condition

     Overview  The Corporation’s total assets increased by $435 million or 13.1% during the three months ended March 31, 2004. This increase was due primarily to increases in mortgage-related securities, loans held for investment, and loans held for sale. These increases were primarily funded by increases in FHLB advances.

     Mortgage-Backed and Related Securities  The Corporation’s aggregate investment in its mortgage-backed and related securities portfolios increased by $358 million or over 90% during the three months ended March 31, 2004. During this period, the Corporation purchased $305 million in medium-term collateralized mortgage obligations (“CMOs”), and $102 million in shorter-term CMOs. This development was offset in part by the repayment of $49.3 million in mortgage-backed and related securities.

     Loans Held for Sale  The Corporation’s loans held for sale increased by $21.7 million or 135% during the three months ended March 31, 2004. Declining interest rates and high levels of refinance activity during the first quarter of 2004 resulted in a higher level of loans held for sale from December 31, 2003.

     Loans Held for Investment  The Corporation’s loans held for investment increased by $54.2 million or 2.2% during the three months ended March 31, 2004. During the three months ended March 31, 2004, the Corporation originated $88.7 million in adjustable-rate single-family mortgage loans, $83.2 million in consumer loans (consisting mostly of second mortgages), $39.8 million in commercial real estate loans, $24.7 million in business loans, and $23.1 million in education loans. During the same period, the Corporation experienced higher refinance activity than it had in prior months, due to a decline in interest rates. As a result of these factors, the Corporation has experienced growth in its loans held for investment during the first quarter of 2004.

     Mortgage Servicing Rights  The Corporation’s mortgage servicing rights, net of valuation allowances (if any), were $37.9 million and $36.3 million as of March 31, 2004, and December 31, 2003, respectively. These amounts were 1.10% of the outstanding principal of loans serviced for others for both periods, respectively, which amounted to $3.4 billion and $3.3 billion at March 31, 2004, and December 31, 2003, respectively. The valuation allowance for MSR losses was $631,000 at March 31, 2004, and zero at December 31, 2003.

     Deposit Liabilities  The Corporation’s deposit liabilities increased by $119 million or 4.7% during the three months ended March 31, 2004. This growth was due in part to a $52.6 million increase in the Corporation’s money market accounts. During late 2003 the Corporation introduced a new money market product with a guaranteed rate of 2% through the end of the year. Effective January 1, 2004, these accounts were converted to a money market product with a minimum rate indexed to money fund performance. The rate paid on these accounts at conversion was 1.50%. Customer balances in money market accounts was $522 million and $469 million at March 31, 2004, and December 31, 2003, respectively.

     The Corporation’s deposit liabilities were also impacted by a $56.3 million or over 130% increase in custodial deposit accounts during the three months ended March 31, 2004. The Corporation maintains borrowers’ principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans. Balances in these accounts increased at March 31, 2004 due to an increase in loan prepayment activity that began late in the quarter.

     FHLB Advances  The Corporation’s FHLB advances increased by $277 million or almost 75% during the three months ended March 31, 2004. Additional FHLB advances were drawn during the first quarter of 2004 to fund the purchase of $407 million in CMOs, as previously described.

     Non-Performing Assets  The Corporation’s non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgment) amounted to $13.1 million or 0.35% of total assets at March 31, 2004, compared to $13.6 million or 0.41% of total assets at December 31, 2003. The Corporation’s allowance for loan and real estate losses was 107% and 103% of total non-performing assets as of the same dates, respectively.

     In addition to non-performing assets, at March 31, 2004, management was closely monitoring $24.0 million in assets, which it had classified as doubtful or substandard, but which were performing in accordance with their terms. This compares to $22.6 million in such assets at December 31, 2003. The increase from 2003 was due primarily to the classification of a $1.2 million commercial real estate loan as substandard. Although the loans classified at March 31, 2004 were performing in accordance with their terms, management of the Corporation deemed their classification prudent after consideration of factors such as declines in the valuation of associated collateral, reductions in occupancy rates, and economic conditions. Management is closely monitoring a $2.7 million loan secured by an apartment complex located in Indiana. Although the borrower is performing in accordance with the loan’s original terms, the property has suffered from low occupancy for an extended period of time. Although management believes it is possible the Corporation may incur a loss on the future resolution of this problem loan, such loss is not yet probable nor is it estimable at this time.

Liquidity and Capital Resources

     The Corporation’s primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During the first quarter of 2004, the Corporation used these sources of funds to fund loan commitments, purchase mortgage-related securities, cover maturing liabilities and deposit withdrawals, and pay shareholder dividends. Management believes that the Corporation has adequate resources to fund all of its obligations or commitments, that all of its obligations or commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments.

     The Corporation’s stockholders’ equity ratio as of March 31, 2004, was 7.59% of total assets. The Corporation’s long-term goal is to maintain its stockholders’ equity ratio at approximately 7.0%, which is consistent with the Corporation’s long-term objectives for return on equity of at least 15% per year and return on assets of at least 1% per year. The Corporation’s tangible stockholders’ equity ratio was 5.29% as of March 31, 2004.

     The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a “well capitalized” institution). At March 31, 2004, the Bank’s regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a “well capitalized” institution.

     The Corporation paid cash dividends of $3.1 million and $2.6 million during the three months ended            March 31, 2004 and 2003, respectively. These amounts equated to dividend payout ratios of 39.0% and 32.0% of the net income in such periods, respectively. It is the Corporation’s objective to maintain its dividend payout ratio in a range of 25% to 35% of net income, which is consistent with the Corporation’s long-term earnings and asset growth rate objectives of 10% per year and a return on equity objective of 15% per year. However, the Corporation’s dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders’ equity in relation to the Corporation’s stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation’s ability to pay dividends and/or maintain a given dividend payout ratio.

     On April 21, 2004, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.15 per share payable on June 3, 2004, to shareholders of record on May 13, 2004.

     During the three months ended March 31, 2004, the Corporation repurchased 14,352 shares under its 2000 stock repurchase plan (the “2000 Plan”) at a cost of approximately $323,000. As of March 31, 2004, 150,566 shares were still eligible for repurchase under the 2000 plan. In April 2002, the Corporation’s Board of Directors adopted another stock repurchase plan (the “2002 Plan”) that authorizes the repurchase of additional shares of the Corporation’s outstanding common stock. In April 2004, the Corporation’s Board of Directors extended the 2000 and 2002 Plans for another twelve months. Both the 2000 and 2002 Plans authorize the Corporation to repurchase shares from time-to-time in open-market transactions as, in the opinion of management, market conditions warrant. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

     During the three month period ended March 31, 2004, the Corporation reissued 11,800 shares of common stock out of its inventory of treasury stock with a cost basis of approximately $264,000. In general, these shares were otherwise issued upon the exercise of stock options by, or the issuance of restricted stock to, employees and directors of the Corporation.

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

     As of March 31, 2004, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 2003.

Item 4—Controls and Procedures

     An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Chief Financial Officer, Controller, and several other members of the Corporation’s senior management within the 40-day period preceding the filing date of this quarterly report. The Corporation’s Chief Executive Officer, Chief Financial Officer, and Controller concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer, Chief Financial Officer, and Controller) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the quarter ended March 31, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II—Other Information

Item 1—Legal Proceedings

Refer to Note 4 of the Corporation’s Consolidated Financial Statements.

Item 2—Changes in Securities

None.

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4—Submission of Matters to Vote of Security Holders

     The Corporation held its Annual Meeting of Shareholders on April 21, 2004. The following matters were voted upon at that meeting:

     1. The election of one nominee for the Board of Directors, who will serve for a three-year term, was voted upon by the Corporation’s shareholders. The nominee, whom was elected, is set forth in the table below. The Inspector of Election certified the following vote tabulations:

Nominee	Votes For	Votes Withheld
Jack C. Rusch	20,533,522	422,046

     2. Approval of the Corporation’s 2004 Equity Incentive Plan:

Votes For	Votes Against	Abstain	Broker Non-Votes
13,110,035	1,654,650	554,570	5,636,313

Item 5—Other Information

None.

Item 6—Exhibits and Reports on Form 8-K

a)	Exhibits.

Exhibit Number	Description
32.1	Certification of President and Chief Executive Officer of First Federal Capital Corp

32.2	Certification of Senior Vice President and Chief Financial Officer of First Federal Capital Corp

32.3	Certification of Vice President and Controller of First Federal Capital Corp

34.1	Section 1350 Certification signed by President and Chief Executive Officer of First Federal Capital Corp

34.2	Section 1350 Certification signed by Senior Vice President and Chief Financial Officer of First Federal Capital Corp

34.3	Section 1350 Certification signed by Vice President and Controller of First Federal Capital Corp

b)	Reports on Form 8-K.

During the period covered by this report, the Corporation filed the following report on Form 8-K:

Report filed January 22, 2004. The report included a press release announcing earnings for First Federal Capital Corp for the three and twelve months ended December 31, 2003

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL CAPITAL CORP
/s/ Jack C. Rusch Jack C. Rusch President and Chief Executive Officer (duly authorized officer)	May 7, 2004

/s/ Michael W. Dosland Michael W. Dosland Senior Vice President and Chief Financial Officer	May 7, 2004

/s/ Kenneth C. Osowski Kenneth C. Osowski Vice President and Controller	May 7, 2004