Form 10-K/A
period 2003-12-31
FIRST FEDERAL CAPITAL CORP
filed 2004-07-09
CIK 851207

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
Common Stock, par value $.10 per share
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period as the Registrant has been subject to such requirements), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate value of the common stock of the Registrant that was held by non-affiliates as of most recently completed second fiscal quarter (June 30, 2003), was approximately $337.0 million. This amount was based on the closing price of $19.78 per share of the Registrant’s common stock as of the same date.

Indicate by check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [  ]

The number of shares of common stock of the Registrant outstanding as of March 3, 2004, was 22,393,714 shares.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13 of this Form 10-K.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Signatures
Consent of Deloitte & Touche LLP
Consent of Ernst & Young LLP
Certification of CEO
Certification of Acting CFO
Certification of VP and Controller
Certification of President and CEO
Certification of Acting CFO
Certification of Controller

First Federal Capital Corp. is amending Item 8 and the Exhibit Index of its Annual Report on Form 10-K for the year ended December 31, 2003 to add to the Independent Auditors report of Ernst & Young LLP for the two years ended December 31, 2002, the signature of the independent auditors, and to add Exhibit 23.2 (consent of Ernst & Young LLP), which were inadvertently omitted from its previous filing of the Form 10-K.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2003 and 2002

	2003	2002
ASSETS
Cash and due from banks	$94,535,753	$84,482,722
Interest-bearing deposits with banks	6,444,374	179,755,367
Mortgage-backed and related securities:
Available for sale, at fair value	386,862,372	366,075,106
Held for investment, at cost (fair value of $610,294 and $30,192,176, respectively)	613,076	30,029,690
Loans held for sale	16,113,217	50,237,199
Loans held for investment, net of allowance of $13,882,350 and $11,658,086, respectively	2,518,683,388	2,100,641,557
Federal Home Loan Bank stock	59,634,800	55,634,400
Accrued interest receivable, net	15,802,753	17,522,581
Office properties and equipment	53,020,583	35,647,335
Mortgage servicing rights, net	36,340,856	30,171,341
Goodwill	78,168,866	38,546,439
Other intangible assets	13,358,976	5,271,947
Other assets	28,745,265	31,608,545

Total assets	$3,308,324,280	$3,025,624,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposit liabilities	$2,552,837,027	$2,355,148,292
Federal funds purchased	24,500,000	—
Federal Home Loan Bank advances	373,075,000	400,600,000
Other borrowings	43,624,308	17,012,682
Advance payments by borrowers for taxes and insurance	1,484,734	11,906,038
Accrued interest payable	2,234,905	3,119,227
Other liabilities	33,979,161	32,385,986

Total liabilities	3,031,735,135	2,820,172,225

Preferred stock, $0.10 par value (5,000,000 shares authorized, none outstanding)	—	—
Common stock, $0.10 par value (100,000,000 shares authorized, 22,394,773 and 20,215,933 shares issued, respectively)	2,239,477	2,021,593
Additional paid-in capital	87,323,995	46,577,431
Retained earnings	188,319,179	165,628,148
Treasury stock, at cost (0 and 511,497 shares, respectively)	—	(10,178,374)
Unearned restricted stock	—	(32,083)
Accumulated non-owner adjustments to equity, net	(1,293,508)	1,435,289

Total stockholders’ equity	276,589,144	205,452,003

Total liabilities and stockholders’ equity	$3,308,324,280	$3,025,624,228

Refer to accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest on loans	$127,898,681	$137,611,379	$144,007,080
Interest on mortgage-backed and related securities	15,384,721	18,470,156	24,060,467
Interest and dividends on other investments	4,634,973	5,168,808	3,465,094

Total interest income	147,918,375	161,250,343	171,532,641

Interest on deposit liabilities	49,408,153	57,082,939	83,584,616
Interest on FHLB advances and other borrowings	16,717,204	22,642,672	24,745,757

Total interest expense	66,125,357	79,725,611	108,330,373

Net interest income	81,793,018	81,524,732	63,202,268
Provision for loan losses	1,455,835	3,468,063	1,763,391

Net interest income after provision for loan losses	80,337,183	78,056,669	61,438,877

Community banking revenue	39,720,029	33,598,092	29,010,521
Mortgage banking revenue	44,044,272	27,474,147	18,264,355
Gain (loss) on sale of investments and other assets	—	(166,264)	63,190
Other income	2,781,668	2,729,075	2,189,240

Total non-interest income	86,545,969	63,635,051	49,527,306

Compensation and employee benefits	62,199,472	52,985,416	40,152,644
Occupancy and equipment	13,305,277	10,717,300	8,721,140
Communications, postage, and office supplies	7,137,846	6,407,854	5,256,205
ATM and debit card transaction costs	4,818,698	4,005,468	3,241,996
Advertising and marketing	3,553,136	3,298,384	2,588,745
Amortization of intangibles	1,002,971	698,411	1,084,974
FHLB prepayment penalty	7,388,300	—	—
Other expenses	12,311,532	9,265,480	6,073,769

Total non-interest expense	111,717,231	87,378,312	67,119,473

Income before income taxes	55,165,921	54,313,408	43,846,710
Income tax expense	20,439,376	19,397,866	15,398,485

Net income	$34,726,545	$34,915,542	$28,448,225

PER SHARE INFORMATION	2003	2002	2001
Diluted earnings per share	$1.69	$1.73	$1.51
Basic earnings per share	1.71	1.76	1.52
Dividends paid per share	0.55	0.51	0.47

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002, and 2001

	COMMON
	STOCK AND				ACCUMULATED
	ADDITIONAL			UNEARNED	NON-OWNER
	PAID-IN	RETAINED	TREASURY	RESTRICTED	ADJUSTMENTS
	CAPITAL	EARNINGS	STOCK	STOCK	TO EQUITY	TOTAL
Balance at December 31, 2000	$36,534,227	$122,921,606	($15,127,142)	($142,083)	$2,362,887	$146,549,495
Net income		28,448,225				28,448,225
Securities valuation adjustment, net of income taxes of ($115,521)					(214,539)	(214,539)
Reclassification adjustment for gain on securities included in income, net of income taxes of ($4,619)					(8,579)	(8,579)

Net income and non-owner adjustments to equity						28,225,107

Common stock issued for acquisition	12,085,017		16,518,776			28,603,793
Dividends paid		(8,866,148)				(8,866,148)
Exercise of stock options	8,684	(1,508,794)	1,821,742			321,632
Purchase of treasury stock			(3,213,376)			(3,213,376)
Amortization of restricted stock		722,200		55,000		777,200

Balance at December 31, 2001	48,627,928	141,717,089	—	(87,083)	2,139,769	192,397,703
Net income		34,915,542				34,915,542
Securities valuation adjustment, net of income taxes of $42,698					79,296	79,296
Reclassification adjustment for loss on securities included in income, net of income taxes of $58,192					108,072	108,072
Additional minimum pension liability, net of income taxes of ($594,566)					(891,848)	(891,848)

Net income and non-owner adjustments to equity						34,211,062

Dividends paid		(10,145,762)				(10,145,762)
Exercise of stock options	(28,904)	(1,746,936)	3,591,732			1,815,892
Purchase of treasury stock			(13,770,106)			(13,770,106)
Amortization of restricted stock		888,214		55,000		943,214

Balance at December 31, 2002	48,599,024	165,628,148	(10,178,374)	(32,083)	1,435,289	205,452,003
Net income		34,726,545				34,726,545
Securities valuation adjustment, net of income taxes of ($978,842)					(1,817,850)	(1,817,850)
Additional minimum pension liability, net of income taxes of ($607,298)					(910,947)	(910,947)

Net income and non-owner adjustments to equity						31,997,748

Common stock issued for acquisition	40,824,948		8,463,937			49,288,885
Dividends paid		(11,236,323)				(11,236,323)
Exercise of stock options	118,000	(1,468,503)	2,291,336			940,833
Purchase of treasury stock			(507,819)			(507,819)
Amortization of restricted stock		839,232		32,083		871,315
Other activity	21,500	(169,920)	(69,080)			(217,500)

Balance at December 31, 2003	$89,563,472	$188,319,179	—	—	($1,293,508)	$276,589,144

Refer to accompanying Notes to Audited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$34,726,545	$34,915,542	$28,448,225
Adjustments to reconcile net income to net cash provided (used) by operations:
Provision for loan and real estate losses	1,897,668	3,415,158	1,807,782
Increase (decrease) in mortgage servicing rights valuation allowance	(3,350,000)	750,000	(66,643)
Net loan costs deferred	(4,474,060)	(3,932,341)	(2,740,892)
Amortization of mortgage servicing rights	28,728,884	25,273,796	15,970,764
Other amortization	14,026,798	6,887,848	2,891,259
Depreciation	4,076,566	3,319,594	2,586,951
Gains on sales of mortgage loans	(56,989,114)	(42,208,187)	(24,372,880)
Loss (gain) on sales of investments and other assets	—	166,264	(63,190)
Decrease in accrued interest receivable	3,599,538	1,901,575	1,610,828
Decrease in accrued interest payable	(1,600,344)	(1,465,034)	(1,449,262)
Increase in current and deferred income taxes	2,709,917	1,473,902	3,990,480
Other accruals and prepaids, net	(29,738)	(4,666,092)	(1,236,099)

Net cash provided by operations before loan originations and sales	23,322,660	25,832,025	27,377,323
Loans originated for sale	(2,229,806,539)	(1,713,628,833)	(1,252,070,158)
Sales of loans originated for sale or transferred from held for investment	2,386,958,243	1,858,340,739	1,390,901,215

Net cash provided by operations	180,474,364	170,543,931	166,208,380

Cash flows from investing activities:
Decrease (increase) in interest-bearing deposits with banks	173,337,538	(81,522,207)	(75,614,559)
Purchases of investment securities available for sale	—	—	(35,553,880)
Maturities of investment securities available for sale	—	—	100,000
Sales of investment securities available for sale	96,548,375	35,098,150	21,823,808
Purchases of mortgage-backed and related securities available for sale	(578,202,342)	(363,914,125)	(167,327,646)
Principal repayments on mortgage-backed and related securities available for sale	548,329,346	302,304,690	193,046,784
Sales of mortgage-backed and related securities available for sale	—	—	7,408,541
Purchases of mortgage-backed and related securities held for investment	—	—	(100,780,023)
Principal repayments on mortgage-backed and related securities held for investment	29,208,525	102,986,604	43,826,047
Loans originated for investment	(1,151,453,870)	(1,056,138,397)	(701,594,833)
Loans purchased for investment	(195,153,361)	(302,834,697)	(178,103,908)
Loan principal repayments	1,109,569,097	1,102,340,559	742,073,665
Purchases of Federal Home Loan Bank stock	—	(25,000,000)	—
Additions to office properties and equipment	(15,850,869)	(7,524,801)	(6,388,322)
Net cash acquired in acquisitions of other financial institutions	10,491,047	—	2,979,813
Purchase of net assets of other financial institutions	—	(7,914,840)	—
Purchase of bank-owned life insurance	—	—	(15,000,000)
Other, net	17,958,439	1,746,398	(10,144,757)

Net cash used by investing activities	44,781,925	(300,372,666)	(279,249,270)

Cash flows from financing activities:
Increase (decrease) in deposit liabilities	(204,509,646)	172,343,825	202,008,108
Purchased deposit liabilities	—	25,290,037	—
Long-term advances from Federal Home Loan Bank	—	—	162,500,000
Repayment of long-term Federal Home Loan Bank advances	(298,100,000)	(54,315,000)	(53,245,000)
Increase (decrease) in short-term Federal Home Loan Bank borrowings	270,575,000	(12,500,000)	(23,045,000)
Decrease in securities sold under agreements to repurchase	—	—	(100,000,000)
Increase (decrease) in federal funds purchased	24,500,000	—	(20,000,000)
Increase (decrease) in other borrowings	26,361,626	16,980,371	(2,609,059)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(10,434,690)	10,236,607	529,901
Purchase of treasury stock	(507,819)	(13,770,106)	(3,213,376)
Dividends paid	(11,236,323)	(10,145,762)	(8,866,148)
Other, net	(11,851,406)	9,434,780	4,292,350

Net cash provided (used) by financing activities	(215,203,258)	143,554,752	158,351,776

Net increase in cash and due from banks	10,053,031	13,726,017	45,310,886
Cash and due from banks at beginning of period	84,482,722	70,756,705	25,445,819

Cash and due from banks at end of period	$94,535,753	$84,482,722	$70,756,705

Supplemental disclosures of cash flow information:
Interest and dividends received on loans and investments	$151,517,914	$163,151,918	$173,143,469
Interest paid on deposits and borrowings	67,725,701	81,190,645	109,779,635
Income taxes paid	18,507,445	18,534,887	11,408,441
Income taxes refunded	1,769,576	616,089	1,454
Transfer of loans from held for investment to held for sale	93,970,482	119,630,789	165,583,373
Common stock issued in acquisition of other financial institutions	49,288,885	—	28,603,793
Net increase in assets from the acquisition of other financial institutions, excluding cash and cash equivalents	38,797,838	—	25,623,980

Refer to accompanying Notes to Audited Consolidated Financial Statements.

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS The Corporation provides a wide range of financial services to individuals and businesses in Wisconsin, south-eastern Minnesota, and northern Illinois through its wholly-owned subsidiary bank. The Corporation is subject to competition from other financial institutions and markets. The Corporation, the Bank, and the Bank’s subsidiaries are also subject to the regulations of certain governmental agencies and undergo periodic examinations by those regulatory authorities.

     BASIS OF FINANCIAL STATEMENT PRESENTATION The accounting and reporting policies of the Corporation, the Bank, and the Bank’s subsidiaries conform to GAAP and to general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts and balances of the Corporation, the Bank, and the Bank’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     INVESTMENT SECURITIES, MORTGAGE-BACKED AND RELATED SECURITIES, AND STOCK HELD FOR REGULATORY PURPOSES Investment securities and mortgage-backed and related securities, are classified in one of two categories and accounted for as follows: (1) securities that the Corporation has the positive intent and ability to hold to maturity are classified as “held for investment” and reported at amortized cost; (2) securities not classified as “held for investment” are classified as “available for sale” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as non-owner adjustments to equity, net of estimated income taxes. Management determines the appropriate classification for its securities at the time of purchase. The specific identification method is used to determine the cost of securities sold. The Corporation does not maintain a trading account for investment securities or mortgage-backed and related securities. Stock of the FHLB is primarily owned due to regulatory requirements and is carried at cost.

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

     LOANS HELD FOR SALE, DERIVATIVE INSTRUMENTS, AND HEDGING ACTIVITIES The Corporation does not use derivative instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage its operations. However, the Corporation does use forward sales of MBSs and other commitments of a similar nature to manage exposure to market risk in its “pipeline” of single-family residential loans intended for sale. Forward sales are derivative instruments and are subject to the rules established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In addition, commitments to extend credit that relate to loans the Corporation intends to sell (“interest rate commitments”) are also considered to be derivative instruments under SFAS 133 and Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). The Corporation’s policy is to offset substantially all of its exposure to market risk in its pipeline of loans intended for sale against forward sales.

     Single-family residential loans held for sale that are matched against a forward sale are accounted for using the “fair value hedge method”. Accordingly, the loans and the forward sales are valued on a quarterly basis and net unrealized gains or losses are recorded in the current period’s earnings. Loans held for sale that are not matched against forward sales are carried at the lower of aggregate cost or market. Net unrealized losses on these loans, if any, are recorded in the current period’s earnings. In general, the Corporation does not maintain a material amount of loans held for sale that are not matched against forward sales.

     Interest rate commitments on loans the Corporation intends to sell, forward sales matched against such commitments, and forward sales that are not matched against a loan or interest rate commitment are valued on a quarterly basis. Net unrealized gains or losses associated with such derivative instruments are recorded in the current period’s earnings.

     Net unrealized gains or losses associated with the Corporation’s pipeline are included in gain on sale of mortgage loans, which is a component of mortgage banking revenue. Net unrealized gains and/or losses on the Corporation’s pipeline were not material during any of the periods presented in the Corporation’s Statements of Operations.

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

     Originations and sales of single-family mortgage loans will vary significantly from period to period depending on customer preferences for fixed-rate mortgage loans, customer refinance activity, and/or customer conversions of adjustable-rate loans into fixed-rate loans. Accordingly, the gain or loss associated with sales of single-family mortgage loans may vary substantially from period to period. In general, however, fluctuations in gains or losses on sales of single-family mortgage loans are offset to some degree by opposite changes in the amortization of mortgage servicing rights, which is also recorded as a component of mortgage banking revenue (refer to “Mortgage Servicing Rights”, below).

     From time-to-time the Corporation also exchanges adjustable-rate mortgage loans held for investment for Freddie Mac or Fannie Mae MBSs backed by the same loans. The resulting MBSs are classified in the Corporation’s Statement of Financial Condition as “mortgage-backed and related securities available for sale”. The Corporation continues to service the loans underlying these securities after they are exchanged.

     Sales or securitizations of mortgage loans through Freddie Mac and Fannie Mae are generally done under terms that do not provide for recourse to the Corporation by the investor. However, in the case of sales to the FHLB, the Corporation retains the credit risk on the underlying loans in exchange for a credit enhancement fee. Furthermore, the Corporation sometimes retains an exposure to credit risk on loans it securitizes into MBSs through Freddie Mac or Fannie Mae. In these instances, the Corporation records a recourse liability to provide for potential credit losses. Because the loans involved in these transactions are similar to those in the Corporation’s loans held for investment, the review of the adequacy of the recourse liability is similar to the review of the adequacy of the allowance for loan losses (refer to “Allowance for Loan Losses”, below).

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

     The Corporation records originated mortgage servicing rights (“OMSR”) as a component of gain on sale of mortgage loans when the obligation to service such loans has been retained by the Corporation. The initial value recorded for OMSR is based on the relative values of the servicing rights and the underlying loans without the servicing rights. This value approximates the present value of the servicing fee adjusted for expected future costs to service the loans, as well as income and fees expected to be received from ancillary sources, as previously described. The carrying value of OMSR is amortized over the life of and in proportion to net servicing fee income. Expected prepayments may vary considerably from period to period. As a result, there may be considerable variation in amortization of OMSRs from period to period depending on prepayment expectations. In general, however, variations in the amortization of OMSRs will offset to some degree opposite changes in gains or losses on sales of single-family mortgage loans, as previously described (refer to “Securitizations and Sales of Mortgage Loans”, above).

     From time-to-time the Corporation also purchases mortgage servicing rights (“PMSR”) from third-parties. Similar to originated servicing, the Corporation generally earns a fee of 25 basis points or more for performing duties similar to those described for its own originations. PMSR is recorded at cost and is amortized in a manner similar to that described for OMSR. The Corporation purchases or originates mortgage servicing rights on single-family residential mortgage loans only.

     The carrying value of OMSR and PMSR as recorded in the Corporation’s Consolidated Statements of Financial Condition (collectively “mortgage servicing rights” or “MSRs”) is subject to impairment because of changes in loan prepayment expectations and in market discount rates used to value the future cash flows associated with such assets. In valuing MSRs, the Corporation stratifies the loans by investor and by the type of remittance program sponsored by the investor, if applicable. If, based on a periodic evaluation, the estimated fair value of the MSRs related to a particular stratum is determined to be less than its carrying value, a valuation allowance is recorded against such stratum and against the Corporation’s loan servicing fee income, which is included as a component of mortgage banking revenue. A valuation allowance is not recorded if the estimated fair value of a stratum exceeds its carrying value. Because of this treatment, the Corporation may be required to maintain a valuation allowance against MSRs even though the estimated fair value of the Corporation’s total MSR portfolio exceeds its carrying value in total. In addition, the Corporation may be required to maintain a valuation allowance even though it is unlikely to actually incur an economic loss in future periods because valuation allowances resulting from increases in prepayment expectations are likely to be offset by additional OMSR gains in future periods. The valuation allowance is calculated using the current outstanding principal balance of the related loans, long-term prepayment assumptions as provided by independent sources, a market-based discount rate, and other management assumptions related to future costs to service the loans, as well as ancillary sources of income.

     ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is composed of specific allowances for loans that are individually reviewed for impairment and general valuation allowances for homogenous loans, which are evaluated on a collective basis. The Corporation establishes specific valuation allowances on loans it considers to be impaired and if loss is considered probable. A loan is considered impaired when the carrying amount of the loan exceeds the present value of the expected future cash flows, discounted at the loan’s original effective interest rate, or the fair value of the underlying collateral. A specific valuation allowance is established for an amount equal to the impairment. General valuation allowances are based on an evaluation of the various risk components that are inherent in the credit portfolio. The risk components that are evaluated include past loan loss experience; the level of non-performing and classified assets; current economic conditions; volume, growth, and composition of the loan portfolio; adverse situations that may affect borrowers’ ability to repay; the estimated value of any underlying collateral; peer group comparisons; regulatory guidance; and other relevant factors.

     The allowance is increased by provisions charged to earnings and reduced by charge-offs, net of recoveries. The Corporation’s Board of Directors reviews the adequacy of the allowance for loan losses on a quarterly basis. The allowance reflects management’s best estimate of the amount necessary to provide for the impairment of loans. The allowance is based on a risk model developed and implemented by management and approved by the Corporation’s Board of Directors.

     REAL ESTATE Real estate acquired through foreclosure or deed in lieu of foreclosure and real estate subject to redemption are recorded at the lower of cost or estimated fair value, less estimated costs to sell. Costs relating to the development and improvement of the property are capitalized. Income and expenses incurred in connection with holding and operating the property are included in the Corporation’s Consolidated Statements of Operations.

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

     GOODWILL AND INTANGIBLE ASSETS From time-to-time the Corporation has acquired all or a portion of the assets and liabilities of other financial institutions and has paid or received amounts for such assets and liabilities that are not equal to their identifiable fair value. Prior to 2002, a portion of the resulting difference (deposit-based intangible) was amortized to earnings over the estimated remaining lives of the deposit liabilities acquired in these transactions. The remaining amount (goodwill) was amortized over 20 years. On January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the new statements. Other identifiable intangible assets continue to be amortized over their useful lives, which include deposit-based intangibles.

     In October 2002, the FASB issued Statement of Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions” (“SFAS 147”). Although the Corporation adopted this statement, such had no impact on its financial condition or results of operations.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE The Corporation occasionally enters into sales of securities under agreements to repurchase with third-party broker-dealers (commonly referred to as “reverse-repurchase agreements”). These arrangements are treated as a financing, and the obligations to repurchase securities sold are reflected as a liability in the Corporation’s Consolidated Statements of Financial Condition. The securities underlying the agreements remain in the asset accounts. There were no securities sold under agreements to repurchase as of December 31, 2003, and December 31, 2002.

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

     INCOME TAXES The Corporation, the Bank, and all but one of the Bank’s subsidiaries file a consolidated federal income tax return and separate or combined state income tax returns, depending on the state. Income taxes are accounted for using the “asset and liability” method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in the Corporation’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change. A valuation allowance is provided for any deferred tax asset for which it is more likely than not that the asset will not be realized. Changes in valuation allowances are recorded as a component of income.

     PENSION COSTS AND OTHER POSTRETIREMENT BENEFITS The Corporation’s net periodic pension cost consists of the expected cost of benefits earned by employees during the current period and an interest cost on the projected benefit obligation, reduced by the earnings on assets held by the retirement plan, and by amortization of any actuarial gains and losses over the estimated future service period of existing plan participants. The projected unit credit actuarial cost method is used to determine expected pension costs. The Corporation’s funding policy is to contribute amounts deductible for federal income tax purposes.

     The Corporation’s cost of postretirement benefits, which consists of medical reimbursements for retirees, is recognized during the years that the employees render the necessary service, adjusted for interest costs on the projected benefit obligation and for the amortization of a transitional obligation over 20 years (beginning in 1993). The projected unit credit actuarial cost method is used to determine expected postretirement benefit costs. The Corporation’s postretirement benefit plan is not currently funded.

     FAIR VALUES OF FINANCIAL INSTRUMENTS AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS The following methods and assumptions were used by the Corporation in estimating the fair value of financial instruments disclosed elsewhere in this report.

          CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSITS WITH BANKS The face amounts presented in the Corporation’s Consolidated Statements of Financial Condition for cash and interest-bearing deposits approximates fair value for such assets.

          INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES Fair values for this group of financial instruments are based on average quoted market prices obtained from independent pricing sources. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          LOANS HELD FOR SALE OR FOR INVESTMENT The estimated fair values of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. The estimated fair values of loans held for investment is determined using discounted cash flow techniques. Scheduled principal and interest payments are adjusted for estimated future prepayments as provided by third-party market sources or as estimated by management using historical prepayment experience. Discount rates used in the fair value computations are generally based on interest rates offered by the Corporation on similar loans as of the end of the period, adjusted for management’s estimate of differences in liquidity, credit risk, remaining term to maturity, etc.

          The estimated fair value of loans held for sale also includes an adjustment for the estimated fair value of unfunded interest rate commitments on loans the Corporation intends to sell, as well as forward commitments to sell loans. The methods used to value these commitments are described under “Forward Commitments to Sell Loans”, below.

          FEDERAL HOME LOAN BANK STOCK FHLB stock held in excess of minimum requirements can be returned to the FHLB for face value. Accordingly, the fair value of all FHLB stock is estimated to be equal to the face amount presented in the Corporation’s Consolidated Statements of Financial Condition.

          ACCRUED INTEREST RECEIVABLE AND PAYABLE The fair value of accrued interest is equal to the face amount presented in the Corporation’s Consolidated Statements of Financial Condition.

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

          ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE The fair value of advance payments by borrowers for taxes and insurance is equal to the face amount presented in the Corporation’s Consolidated Statements of Financial Condition.

          OFF-BALANCE SHEET FINANCIAL INSTRUMENTS The Corporation has become a party to financial instruments with off-balance sheet risk in the normal course of its business in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, lines of credit, and financial guarantees.

          Off-balance sheet financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Statement of Financial Condition. In the event of non-performance by the other party to a financial instrument, the Corporation’s exposure to credit loss is represented by the contractual amount of the instrument. The Corporation uses the same credit policies in granting commitments, letters and lines of credit, and financial guarantees as it does for on-balance-sheet financial instruments.

          The fair values of commitments to extend credit are determined based on what secondary markets are currently offering for portfolios with similar characteristics, similar to that which is used for loans held for sale, as previously described.

          Other than credit enhancements on loans sold to the FHLB, the Corporation does not issue material amounts of financial guarantees or stand-by letters of credit. Management believes that the Corporation’s exposure to loss on such instruments is insignificant, including its credit enhancements with the FHLB. Accordingly, management believes the fair value of such financial instruments approximates zero.

          FORWARD COMMITMENTS TO SELL LOANS The fair values of forward commitments to sell loans are based on average quoted market prices obtained from independent pricing sources.

          STOCK-BASED COMPENSATION The Corporation records expense relative to stock-based compensation using the “intrinsic value method”. Since the intrinsic value of the Corporation’s stock options is generally “zero” at the time of the award, no expense is recorded. With respect to restricted stock awards, the intrinsic value is generally equal to the fair value of the Corporation’s common stock on the date of the initial contingent award, adjusted retroactively for any changes in the value of the stock between the initial award date and the final measurement date. Such value is amortized as expense over the measurement period of the award.

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

	2003		2002		2001
	DILUTED	BASIC	DILUTED	BASIC	DILUTED	BASIC
Net income	$34,726,545	$34,726,545	$34,915,542	$34,915,542	$28,448,225	$28,448,225

Average common shares issued, net of actual treasury shares	20,352,640	20,352,640	19,892,179	19,892,179	18,682,407	18,682,407
Potential common shares issued under stock options (treasury stock method)	245,035	—	271,658	—	188,582	—

Average common shares and potential common shares	20,597,675	20,352,640	20,163,837	19,892,179	18,870,989	18,682,407

Earnings per share	$1.69	$1.71	$1.73	$1.76	$1.51	$1.52

     CASH AND CASH EQUIVALENTS For purposes of the Corporation’s Consolidated Statements of Cash Flows, cash and cash equivalents consists solely of cash on hand and non-interest-bearing deposits in banks (“cash and due from banks”). The Corporation is required to maintain a certain amount of cash on hand and non-interest-bearing account balances at the Federal Reserve Bank of Minneapolis to meet specific reserve requirements. These requirements approximated $53.3 million at December 31, 2003, and $49.6 million at December 31, 2002.

     RECLASSIFICATION Certain 2002 and 2001 balances have been reclassified to conform with the 2003 presentation.

NOTE 2—INVESTMENT SECURITIES AND MORTGAGE-BACKED AND RELATED SECURITIES

     Mortgage-backed and related securities at December 31, 2003 and 2002, are summarized as follows:

	2003
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Available for sale:
Collateralized mortgage obligations	$362,605,326	$1,435,341	($2,003,474)	$362,037,193
Mortgage-backed securities	23,473,526	1,351,652	—	24,825,178

Total available for sale	386,078,852	2,786,993	(2,003,474)	386,862,372

Held for investment:
Mortgage-backed securities	613,076	5,557	(8,339)	610,294

Total held for investment	613,076	5,557	(8,339)	610,294

Total mortgage-related securities	$386,691,928	$2,792,550	($2,011,813)	$387,472,666

	2002
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Available for sale:
Collateralized mortgage obligations	$321,054,160	$1,109,312	($298,506)	$321,864,966
Mortgage-backed securities	41,440,735	2,769,405	—	44,210,140

Total available for sale	362,494,895	3,878,717	(298,506)	366,075,106

Held for investment:
Collateralized mortgage obligations	29,129,314	188,596	(27,917)	29,289,994
Mortgage-backed securities	900,376	12,952	(11,146)	902,182

Total held for investment	30,029,690	201,548	(39,063)	30,192,176

Total mortgage-related securities	$392,524,585	$4,080,265	($337,569)	$396,267,282

     Accrued interest receivable on mortgage-backed and related securities was $1,524,381 and $2,085,348 at December 31, 2003 and 2002, respectively.

     MBSs consist of Freddie Mac and Fannie Mae securities. As of December 31, 2003, the Corporation had retained the credit risk on $16.4 million in Freddie Mac MBSs. CMOs consist of securities backed by the aforementioned agency-backed securities or by whole-loans. As of December 31, 2003, approximately 21% of the Corporation’s CMO portfolio consisted of securities backed by whole loans—all of which were rated triple-A or its equivalent by the major credit-rating agencies. Approximately 31% of the Corporation’s whole-loan CMOs consisted of loans on properties located in the state of California. No other geographical location had a material concentration. As of December 31, 2003, MBSs with a book value of $185,000 were pledged as collateral on a treasury tax and loan deposit; CMOs with a book value of $97.4 million were pledged to secure FHLB advances.

     As of December 31, 2003 and 2002 there were no securities outstanding other than MBSs and CMOs. There were no realized gains or losses on sales of investment securities in 2003. Realized losses on sales of investment securities were $166,264 in 2002. There were no realized gains or losses on sales of mortgage-backed and related securities during 2003, 2002, and 2001.

NOTE 3—LOANS HELD FOR INVESTMENT

     Loans held for investment at December 31 are summarized as follows:

	2003	2002
First mortgage loans:
Single-family real estate	$759,489,982	$734,407,400
Non-residential real estate	426,644,196	250,223,910
Multi-family real estate	284,991,259	254,294,478
Construction	119,195,922	97,263,177
Consumer loans:
Second mortgage and home equity	396,581,425	345,810,380
Automobile	146,676,852	126,454,963
Other consumer	36,400,783	28,613,347
Education loans	195,052,225	194,597,010
Commercial business loans	158,760,854	71,904,398

Subtotal	2,523,793,498	2,103,569,063
Unearned discount, premiums, and net deferred loan fees and costs	8,772,240	8,730,580
Allowance for loan losses	(13,882,350)	(11,658,086)

Total	$2,518,683,388	$2,100,641,557

     Accrued interest receivable on loans was $14,260,711 and $15,305,012 at December 31, 2003 and 2002, respectively.

     At December 31, 2003, substantially all of the Corporation’s single-family mortgage loans were pledged to secure FHLB advances.

     At December 31, 2003 and 2002, loans on non-accrual status were $9.6 million and $5.4 million, respectively. The Corporation has no loans contractually past due ninety or more days for which interest is being accrued.

     With respect to single-family mortgage loans, it is the Corporation’s general policy to restrict lending to its primary market areas in Wisconsin, Minnesota, and Illinois, as well as contiguous counties in Iowa, though from time-to-time the Corporation will purchase single-family loans originated outside of its primary market area. It is also the Corporation’s general policy to limit individual single-family mortgage loans to 80% of the appraised value of the property securing the loan. The Corporation will occasionally lend more than 80% of the appraised value of the property, but generally will require the borrower to obtain private mortgage insurance on the portion of the loan amount that exceeds 80% of the collateral. Single-family mortgage loans originated or purchased outside of the Corporation’s primary market area were $239 million and $307 million at December 31, 2003 and 2002, respectively.

     With respect to multi-family and non-residential real estate loans, it is the Corporation’s policy to restrict its lending area to loans secured by property located within a 300-mile radius of La Crosse, to include all or a portion of the states of Wisconsin, Nebraska, Illinois, Iowa, and Minnesota, although in the past the Corporation originated multi-family and non-residential real estate loans outside of this area. It is also the Corporation’s general policy to limit loans on multi-family residential complexes, retail shopping centers, office buildings, and multi-tenant industrial buildings to 80% of the appraised value of the property securing the loan. Loans on other types of commercial properties, such as nursing homes, hotels/motels, churches, and single-tenant industrial buildings are limited to 75% or less of the appraised value of the property securing the loan. Multi-family and non-residential real estate loans originated or purchased outside of the Corporation’s market area were $20.6 million and $19.9 million, at December 31, 2003 and 2002, respectively.

     With respect to consumer loans, it is the Corporation’s policy that such loans be supported primarily by the borrower’s ability to repay the loan and secondarily by the value of the collateral securing the loan, if any. Furthermore, in the case of second mortgages and home equity loans, the Corporation does not generally allow the sum of the first and second mortgage amounts to exceed 100% of the appraised value of the property securing the loan. Education loans are substantially guaranteed by an agency of the U.S. government.

     With respect to commercial business loans, it is the Corporation’s policy that such loans be supported primarily by the borrower’s ability to repay the loan and/or alternative sources of repayment (generally in the form of collateral or outside guarantee), and secondarily by the value of the collateral securing the loan, if any. Applications for commercial business loans are accepted at the Corporation’s offices in La Crosse, Wausau, and Oskhosh, Wisconsin, as well as Rochester and St. Paul, Minnesota. It is the Corporation’s general policy to restrict its commercial business lending to a market area defined as within a 150-mile radius of any office location where business banking products and services are sold.

     A summary of the activity in the allowance for loan losses is as follows:

	2003	2002	2001
Balance at beginning of period	$11,658,086	$9,961,577	$8,027,526
Provision charged to expense	1,455,835	3,468,063	1,763,391

Loans charged-off	(2,205,996)	(1,844,943)	(1,189,383)
Recoveries	100,537	73,389	98,026

Charge-offs, net	(2,105,459)	(1,771,554)	(1,091,357)
Allowance on loans acquired in acquisition	2,873,889	—	1,262,017

Balance at end of period	$13,882,350	$11,658,086	$9,961,577

NOTE 4—MORTGAGE SERVICING RIGHTS

     A summary of the activity in mortgage servicing rights is as follows:

	PURCHASED	ORIGINATED	VALUATION
	MSR	MSR	ALLOWANCE	TOTAL
Balance at December 31, 2000	$3,656,097	$22,291,018	($2,666,643)	$23,280,472
Purchased servicing	1,100,197			1,100,197
Originated servicing		20,183,936		20,183,936
Originated servicing obtained through acquisition		1,248,285		1,248,285
Amortization charged to earnings	(1,669,661)	(14,301,103)		(15,970,764)
Valuation adjustments charged to earnings			66,643	66,643

Balance at December 31, 2001	3,086,633	29,422,136	(2,600,000)	29,908,769
Originated servicing		26,286,368		26,286,368
Amortization charged to earnings	(1,754,025)	(23,519,771)		(25,273,796)
Valuation adjustments charged to earnings			(750,000)	(750,000)

Balance at December 31, 2002	1,332,608	32,188,733	(3,350,000)	30,171,341
Originated servicing		31,548,399		31,548,399
Amortization charged to earnings	(1,019,702)	(27,709,182)		(28,728,884)
Valuation adjustments charged to earnings			3,350,000	3,350,000

Balance at December 31, 2003	$312,906	$36,027,950	—	$36,340,856

     Loans serviced for investors were $3.3 billion, $3.0 billion, and $2.7 billion at December 31, 2003, 2002, and 2001, respectively. These loans are not reflected in the Corporation’s Consolidated Statements of Financial Condition. At December 31, 2003, the Corporation had retained the credit risk related to $2.4 billion in single-family residential loans sold to the FHLB in exchange for a monthly credit enhancement fee.

     As more fully described in Note 1, originated servicing is recorded as a component of gain on sale of mortgage loans, which is included as a component of mortgage banking revenue. In addition, amortization and valuation adjustments charged to earnings are recorded as an offset to servicing fee income, which is also recorded as a component of mortgage banking revenue.

     As noted in the table, above, amortization of MSRs varies considerably from period to period. The amortization of MSRs is significantly influenced by the interest rate environment and the impact such has on borrower behavior and the broader market’s expectations for future loan prepayment activity. If the interest rate environment at December 31, 2003, remains unchanged for the next five years and/or the market’s expectations for future loan prepayment activity does not change over the same period, management estimates amortization of MSRs will be $7.3 million, $6.2 million, $5.0 million, $3.9 million, and $3.1 million during the years 2004 to 2008, respectively. Management cautions the reader that the only thing known for certain with respect to this estimate is that it is a virtual certainty that it will not transpire because it is a virtual certainty that interest rates will fluctuate, borrower behavior will change, and market expectations for future prepayments will vary, making any estimate of future amortization subject to significant uncertainty in the near term. The reader is also cautioned that the disclosure does not include an estimate of amortization for MSRs originated or purchased after December 31, 2003. As a result of these shortcomings, management cautions the reader that this disclosure may be of very limited value.

NOTE 5—OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment at December 31 are summarized as follows:

	2003	2002
Office buildings and improvements	$27,714,291	$22,699,575
Furniture and equipment	29,972,259	26,338,144
Leasehold improvements	9,105,056	8,235,992
Land and improvements	7,027,059	4,616,028
Property acquired for expansion	7,728,871	712,330
Construction in progress	4,470,003	2,262,012

Subtotal	86,017,539	64,864,081
Accumulated depreciation and amortization	(32,996,956)	(29,216,746)

Total	$53,020,583	$35,647,335

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

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

     The Corporation adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Other identifiable intangible assets continue to be amortized over their useful lives, which include deposit-based intangibles. If SFAS 142 had been in effect during the twelve months ended December 31, 2001, the Corporation’s net income in such period would have been higher by approximately $662,000 or $0.03 per diluted share.

     The following table provides a summary of the Corporation’s goodwill and other intangible assets as of December 31:

	2003	2002
Goodwill:
Not deductible for tax purposes	$55,229,555	$15,607,128
Deductible for tax purposes	22,939,311	22,939,311

Total goodwill	78,168,866	38,546,439
Other intangible assets:
Deposit-based intangibles not deductible for tax purposes	10,076,213	1,465,617
Deposit-based intangibles deductible for tax purposes	2,442,771	2,876,753
Other intangibles, deductible for tax purposes	839,992	929,577

Total other intangibles	13,358,976	5,271,947

Total	$91,527,842	$43,818,386

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

     As described in Note 14, the Corporation disregards the impact of goodwill and other intangible assets in evaluating the performance of its reportable segments. Consequently, no effort has been made to allocate such assets to the Corporation’s reportable segments. As described in Note 14, the Corporation accounts for its operations along product lines. However, management of the Corporation believes it is more appropriate in the banking industry for goodwill and other intangible assets to continue to be associated with the specific customer base or market from which such assets arose, as opposed to particular product lines. Accordingly, the Corporation maintains its accounting records for goodwill and other intangible assets by market, rather than by product line. Management of the Corporation believes this approach to be appropriate, because its annual impairment evaluation for goodwill and other intangible assets begins with an analysis of its customer, loan, and deposit bases in a particular market, as well as the wealth of public information that is available in the banking industry on the value of such franchises. The following table summarizes the Corporation’s goodwill and other intangible assets by market as of December 31:

	2003			2002
		DEPOSIT-BASED			DEPOSIT-BASED
MARKET	GOODWILL	INTANGIBLES	OTHER	GOODWILL	INTANGIBLES	OTHER
St. Paul, Minnesota	$39,622,427	$8,841,013	—	—	—	—
Rochester, Minnesota	16,662,680	2,292,153	—	$16,662,680	$2,692,857	—
Wausau, Wisconsin	12,513,602	1,235,200	—	12,513,602	1,465,617	—
Rockford, Illinois	6,276,631	—	—	6,276,631	—	—
Beloit/Janesville, Wisconsin	3,093,526	10,151	—	3,093,526	20,327	—
All other markets	—	140,466	839,992	—	163,569	929,577

Total	$78,168,866	$12,518,983	$839,992	$38,546,439	$4,342,370	$929,577

     Management evaluated the Corporation’s intangible assets as of June 30, 2003, in accordance with SFAS 142 and determined that such assets were not impaired at that time. Management of the Corporation is not aware of any events or circumstances that would change this assessment as of December 31, 2003.

NOTE 7—DEPOSIT LIABILITIES

     Deposit liabilities at December 31 are summarized as follows:

	2003	2002
Checking accounts:
Non-interest-bearing	$345,698,378	$356,357,052
Interest-bearing	187,367,730	138,650,072
Money market accounts	464,779,883	241,113,975
Regular savings accounts	260,975,248	163,844,384

Total demand deposits	1,258,821,239	899,965,483

Time deposits maturing within
Three months	139,322,313	220,091,094
Four to six months	104,895,917	217,916,156
Seven to twelve months	321,522,681	653,508,965
Thirteen to twenty-four months	504,235,492	157,528,782
Twenty-five to thirty-six months	92,988,451	121,376,825
Thirty-seven to forty-eight months	90,854,429	14,508,390
Forty-nine to sixty months	40,196,503	70,252,597

Total time deposits	1,294,015,786	1,455,182,809

Total	$2,552,837,027	$2,355,148,292

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

     Interest expense on deposit liabilities for the year ended December 31 is summarized as follows:

	2003	2002	2001
Checking accounts	$594,560	$475,103	$573,484
Money market savings accounts	3,324,235	3,239,148	5,538,599
Regular savings	492,047	1,150,568	1,528,534
Time deposits	44,997,311	52,218,120	75,943,999

Total	$49,408,153	$57,082,939	$83,584,616

NOTE 8—FEDERAL HOME LOAN BANK ADVANCES AND ALL OTHER BORROWINGS

     FHLB advances and all other borrowings at December 31 are summarized as follows:

	2003		2002
		WEIGHTED		WEIGHTED
	BALANCE	AVERAGE RATE	BALANCE	AVERAGE RATE
Federal Home Loan Bank advances maturing in
2003	—	—	$170,600,000	5.32%
2004	$50,000,000	4.33%	125,000,000	5.09
2005	25,000,000	4.32	77,500,000	5.58
2008	27,500,000	4.96	27,500,000	4.96
Open line of credit	270,575,000	1.27	—	—

Total FHLB advances	373,075,000	2.16	400,600,000	5.27
Federal funds purchased	24,500,000	1.26	—	—
Other borrowings	43,624,308	2.29	17,012,682	2.47

Total	$441,199,308	2.12%	$417,612,682	5.16%

     Accrued interest payable on FHLB advances and all other borrowings was $639,075 and $1,823,680 at December 31, 2003 and 2002, respectively.

     The Corporation’s borrowings at the FHLB are limited to the lesser of 35% of total assets or 60% of the book value of certain single-family residential mortgage loans and 85% to 90% of the market value of certain mortgage-related securities. As of December 31, 2003, substantially all of the Corporation’s single-family mortgage loans and $97.4 million in CMOs were pledged to secure FHLB advances. As of that date, the Corporation was in an “over-pledged” condition with the FHLB to facilitate possible future borrowings. As of December 31, 2003, the Corporation had approximately $463 million of unused borrowing capacity at the FHLB. Interest on the Corporation’s open line of credit with the FHLB is paid monthly at approximately 25 basis points above the federal funds rate. There were no borrowings outstanding under this line of credit at December 31, 2002. As of December 31, 2003, $27.5 million of the FHLB advances maturing in 2008 consist of borrowings that are redeemable quarterly at the option of the FHLB.

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

NOTE 9—INCOME TAXES

     Federal and state income tax expense for the years ended December 31 is summarized as follows:

	2003	2002	2001
Current:
Federal	$13,772,660	$16,147,140	$12,819,735
State	356,780	197,726	128,750

Total current	14,129,440	16,344,866	12,948,485

Deferred:
Federal	4,080,000	1,901,000	2,427,000
State	2,229,936	1,152,000	23,000

Total deferred	6,309,936	3,053,000	2,450,000

Total	$20,439,376	$19,397,866	$15,398,485

     The income tax provision differs from the provision computed at the federal statutory corporate tax rate for the years ended December 31 as follows:

	2003	2002	2001
Income taxes at federal statutory of 35%	$19,308,072	$19,009,693	$15,346,348
State income tax net of federal income tax effect	1,674,738	877,322	98,637
Other	(543,434)	(489,149)	(46,500)

Income tax provision	$20,439,376	$19,397,866	$15,398,485

     The significant components of the Corporation’s deferred tax assets and liabilities as of December 31, are summarized as follows:

	2003	2002
Deferred tax assets:
Loan and real estate loss allowances	$5,420,783	$4,623,320
Deferred compensation	3,610,743	3,362,802
State tax loss carryforwards, net	864,062	1,291,698
Additional minimum pension liability	1,201,864	594,566
Other	308,024	326,220

Total deferred tax assets	11,405,476	10,198,606
Valuation allowance	(347,494)	(458,920)

Adjusted deferred tax assets	11,057,982	9,739,686
Deferred tax liabilities:
Mortgage servicing rights	13,333,709	10,228,587
Securities valuation allowance	274,232	1,253,074
Office properties and equipment depreciation	1,111,661	627,397
Deferred loan fees	1,339,221	1,177,780
FHLB stock dividends	4,141,182	2,720,607
Purchase acquisition adjustments	4,314,259	1,218,408
Other	621,973	513,133

Total deferred tax liabilities	25,136,237	17,738,986

Net deferred tax liabilities	($14,078,255)	($7,999,300)

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

NOTE 10—EMPLOYEE BENEFIT PLANS

     PENSION PLAN The Corporation has established a pension plan for the benefit of full-time employees that have at least one year of service and have attained the age of 20. However, the Corporation implemented a plan change as of December 31, 2003, which froze plan benefits for participants that did not meet certain age and service requirements on January 1, 2003. New employees after December 31, 2003, will not accrue any benefits under the pension plan. For participants that met the age and service requirements, there was no change in the pension plan. For participants whose benefits were not frozen, benefits under the plan are based on the employee’s years of service and compensation during the years immediately preceding retirement.

     The following table summarizes the components of pension benefit obligation and plan assets, the funded status of the plan, the amount recognized in the Corporation’s consolidated financial statements, and the weighted-average assumptions for the years ended December 31, 2003 and 2002.

	2003	2002
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$15,306,228	$12,337,045
Service costs	1,359,608	852,988
Interest costs	1,246,652	910,252
Actuarial loss	4,421,890	1,587,379
Benefit payments	(408,049)	(344,131)
Plan amendment	—	(37,305)
Curtailments	(1,834,375)	—
Benefit obligation assumed in merger	3,174,399	—

Benefit obligation at end of year	$23,266,353	$15,306,228

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year:	$8,915,403	$10,038,249
Actual return on plan assets	2,243,140	(1,216,526)
Employer contributions	1,806,000	437,811
Benefit payments	(408,049)	(344,131)
Fair value of plan assets assumed in merger	2,507,438	—

Fair value of plan assets at end of year	$15,063,932	$8,915,403

Funded status:
Funding shortfall at end of year	$8,202,421	$6,390,825
Additional minimum pension liability	3,004,659	1,486,414
Unrecognized prior service cost	(5,654)	7,475
Unrecognized net loss	(6,635,696)	(5,233,056)

Accrued pension expense	$4,565,730	$2,651,658

Components of net periodic benefit cost:
Service costs	$1,359,608	$852,988
Interest costs	1,246,652	910,252
Expected return on plan assets	(1,117,018)	(1,006,928)
Amortization of prior service costs	(27,809)	(22,174)
Recognized actuarial (gain) loss	296,739	—
Curtailment (gain) loss	(223,306)	—

Net periodic benefit cost	$1,534,866	$734,138

Weighted-average assumptions:
Discount rate—benefit obligation	6.25%	6.75%
Discount rate—net periodic benefit cost	6.75%	7.25%
Expected return on plan assets	8.50%	9.00%
Rate of compensation increase	5.50%	5.50%
Measurement date	12/31/2003	12/31/2002
Census date	1/1/2003	1/1/2002

     The additional minimum pension liability of $3.0 million was recorded through accumulated non-owner adjustments to equity, net of estimated income taxes of $1.2 million. As of December 31, 2003 and 2002, the accumulated benefit obligation was $16.7 million and $11.6 million, respectively.

     The Corporation develops the expected return on plan assets using capital asset modeling data provided by external consultants. The expected return and risk components of the various asset classes in the portfolio are reviewed and, based on the asset allocations, the Corporation then determines a composite expected return assumption. The Corporation believes this assumption is reasonable over a long-term period that is consistent with the estimated duration of the plan’s liabilities.

     The Corporation’s investment strategy with respect to the pension is to invest in equity securities, fixed income securities, and other securities to cover cash flow requirements of the plan and minimize long-term costs. The Corporation periodically reviews the risk in various asset classes relative to the liabilities to determine the appropriate asset allocations. As of December 31, 2003, 57.5% of the fair value of the pension’s plan assets were invested in equity securities, 24.5% in debt securities, and 18.0% in all other assets.

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

     The following table summarizes the components of postretirement benefit obligation and funded status, as well as the amounts recognized in the Corporation’s consolidated financial statements for the years ended December 31, 2003 and 2002.

	2003	2002
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$3,158,703	$3,013,756
Service costs	85,753	106,399
Interest costs	261,442	202,940
Actuarial (gain) loss	211,483	(83,163)
Benefit payments	(131,584)	(81,229)

Benefit obligation at end of year	$3,585,797	$3,158,703

Funded status:
Funding shortfall at end of year	$3,585,797	$3,158,703
Unrecognized transition asset	(18,458)	(342,299)
Unrecognized net loss	(1,231,831)	(820,449)

Accrued post-retirement benefit expense	$2,335,508	$1,995,955

Components of net periodic benefit cost:
Service costs	$85,753	$106,399
Interest costs	261,442	202,940
Amortization of transition obligation	2,051	34,230
Recognized actuarial loss	121,891	19,456

Net periodic benefit cost	$471,137	$363,025

Weighted-average assumptions:
Discount rate—benefit obligation	6.25%	6.75%
Discount rate—net periodic benefit cost	6.75%	7.25%
Rate of compensation increase	5.00%	5.50%
Measurement date	12/31/2003	12/31/2002
Census date	1/1/2003	1/1/2002

     The assumed rate of increase in the per capita cost of covered benefits was approximately 10% for 2003, declining to approximately 5% in 2008 and thereafter. This assumption has a significant effect on the amounts reported in the Corporation’s consolidated financial statements. For example, a one percentage point increase in the assumed trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2003, by approximately $278,000 and the aggregate service and interest cost components of postretirement benefit expense for 2003 by approximately $26,000. A one percentage point decline would decrease these amounts by approximately $239,000, and $23,000, respectively.

     On December 8, 2003, Congress expanded Medicare to include, for the first time, coverage for prescription drugs. The Corporation expects that this legislation could eventually reduce the costs associated with the postretirement benefits it provides to employees. At present, no analysis of the potential reduction in the Corporation’s costs or obligations has been performed. Because of the various uncertainties around the legislation and accounting methodology, the Corporation has elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance.

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

     EMPLOYEE STOCK OWNERSHIP PLAN The Corporation makes annual discretionary contributions to an Employee Stock Ownership Program (“ESOP”) for the benefit of substantially all of its employees. As of January 1, 2003, the Corporation changed the ESOP for employees that met certain age and service requirements as of that date. The

Corporation may provide additional contributions for these participants. All contributions are recorded as compensation expense on the books of the Corporation at the time they are made. The Corporation recorded approximately $776,000, $657,000, and $482,000 in ESOP-related compensation expense during the years ended December 31, 2003, 2002, and 2001, respectively.

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

	2003		2002		2001
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	NUMBER	PRICE	NUMBER	PRICE	NUMBER	PRICE
Stock options outstanding at beginning of period	901,288	$13.84	996,802	$12.39	741,770	$10.24
Stock options granted	25,168	20.26	68,582	19.59	380,550	14.17
Stock options exercised	(143,132)	13.68	(153,596)	6.89	(107,638)	3.61
Stock options forfeited	(30,200)	13.55	(10,500)	15.36	(17,880)	13.80

Stock options outstanding at end of period	753,124	$14.15	901,288	$13.84	996,802	$12.39

Fully-vested options outstanding at end of period	578,119	$13.46	565,915	$13.18	498,420	$11.03

     The following table presents the stock options outstanding as of December 31, 2003, by range of exercise prices:

		WEIGHTED AVG	WEIGHTED AVG
	STOCK OPTIONS	REMAINING	EXERCISE
RANGE OF EXERCISE PRICES	OUTSTANDING	TERM	PRICE
$ 0.00 - $ 5.00	474	0.8 years	$3.90
5.01 - 10.00	41,500	1.5 years	5.35
10.01 - 15.00	596,900	6.1 years	13.84
15.01 - 20.00	55,251	8.2 years	17.32
20.01 - 25.00	58,999	8.7 years	20.60

Total Options Outstanding	753,124	6.2 years	$14.15

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

	2003		2002		2001
		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
	NUMBER	PRICE	NUMBER	PRICE	NUMBER	PRICE
Stock options outstanding at beginning of period	136,596	$12.17	156,396	$11.67	138,796	$10.42
Stock options granted	26,400	19.06	17,600	19.33	26,400	14.79
Stock options exercised	(28,600)	9.15	(37,400)	13.46	(8,800)	1.36

Stock options outstanding at end of period	134,396	$14.16	136,596	$12.17	156,396	$11.67

     The following table presents the stock options outstanding as of December 31, 2003, by range of exercise prices:

		WEIGHTED AVG	WEIGHTED AVG
	STOCK OPTIONS	REMAINING	EXERCISE
RANGE OF EXERCISE PRICES	OUTSTANDING	TERM	PRICE
$ 0.00 - $ 5.00	8,796	0.3 years	$4.70
5.01 - 10.00	20,000	2.9 years	8.17
10.01 - 15.00	52,800	6.6 years	13.27
15.01 - 20.00	52,800	8.1 years	18.91

Total Options Outstanding	134,396	6.2 years	$14.16

     As described in Note 1, the Corporation has elected to provide pro forma disclosure of the effects of its stock incentive plans. The following table provides information on the Corporation’s stock incentive plans had it accounted for them using the fair value method:

Dollars in thousand, except per share data	2003	2002	2001
Net income, as reported	$34,727	$34,916	$28,448
Assumed compensation cost, net of tax	(483)	(846)	(934)

Pro forma net income	$34,244	$34,070	$27,514

Diluted earnings per share:
As reported	$1.69	$1.73	$1.51
Pro forma	$1.66	$1.69	$1.46
Basic earnings per share:
As reported	$1.71	$1.76	$1.52
Pro forma	$1.68	$1.71	$1.47

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

NOTE 11—COMMITMENTS, CONTINGENCIES, AND GUARANTEES

     INCOME TAXES FCHI is incorporated in the State of Nevada, which does not currently impose a corporate income tax. Although the earnings of FCHI are not currently subject to taxation in the State of Wisconsin, from time-to-time legislation is proposed which, if adopted, would require combined income tax returns for entities headquartered in the state and result in taxation of FCHI’s earnings. To date, none of these legislative proposals have been adopted. In addition, the Wisconsin Department of Revenue (“WDR”) recently increased its examinations of banking entities in the state and is investigating whether to allocate income of out-of-state investment subsidiaries like FCHI to their parent banks. Indeed, in 2003 the WDR began examinations of a number of financial institutions, including the Bank, specifically aimed at their relationships with their investment subsidiaries. Management believes the WDR may take the position that some or all of the income of FCHI is allocable to the Bank and taxable in Wisconsin. Management believes the Bank, as well as FCHI, have complied with the tax rules relating to the income of out-of-state subsidiaries, and with the private rulings the WDR issued to the Bank in 1993 and 1997 in connection with its formation and operation of FCHI. The WDR has indicated that it may repudiate these rulings and management is uncertain at this time whether the WDR exam will result in an assessment. The Bank will oppose an assessment, if any.

     If the WDR is successful in allocating FCHI’s income to the Bank, or if legislation referred to in the previous paragraph were to become law, such could result in the earnings of FCHI being subject to taxation in the State of Wisconsin. If the Corporation had been required to pay Wisconsin tax on FCHI’s income for the year ended December 31, 2003, the Corporation’s income tax expense would have been approximately $1.2 million higher than reported. This would have reduced diluted and basic earnings per share by approximately $0.06 per share. Furthermore, if the WDR determines that the earnings of FCHI in open tax years prior to 2003 should have been subject to tax in Wisconsin, management estimates that the Bank may be subject to a tax obligation of up to $14.5 million, net of federal and state tax benefit. This amount includes an estimate for interest, but excludes any penalties that may be assessed by the WDR, which could be as high as 25% of the gross assessment. As previously mentioned, however, the Bank will oppose an assessment related to this issue.

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

NOTE 12—STOCKHOLDERS’ EQUITY

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

     SHAREHOLDERS’ RIGHTS PLAN The Corporation’s Board of Directors has adopted a shareholders’ rights plan (the “Rights Plan”). Under the terms of the Rights Plan, the Board of Directors declared a dividend of one preferred share purchase right on each outstanding share of common stock of the Corporation. However, the rights can only be exercised if a person or group acquires 20% or more of the common stock or announces a tender or exchange offer that would result in a 20% or greater position in the stock. Initially, each right will entitle shareholders to buy one one-hundredth share of the Corporation’s preferred stock at a price of $50.00, subject to adjustment. Under certain circumstances, including the acquisition of beneficial ownership of 25% or more of the Corporation’s common stock, holders of the Corporation’s common stock, other than the acquirer, will be entitled to exercise the rights to purchase common stock from the Corporation having a value equal to two times the exercise price of the right. If the Corporation is acquired in a merger, share exchange, or other business combination in which the Corporation is not the survivor, after a person or group’s acquisition of beneficial ownership of 20% or more of the common stock, rights holders will be entitled to purchase the acquirer’s shares at a similar discount. Issuance of the rights has no dilutive effect, will not affect reported earnings per share, is not taxable to the Corporation or its shareholders, and will not change the way in which the Corporation’s shares are traded. The rights expire in 2005.

     STOCK REPURCHASE PLANS AND TREASURY STOCK In 2002, 2000, and 1999 the Corporation’s Board of Directors authorized the repurchase of up to 1,001,678, 913,554, and 905,248 shares of the Corporation’s outstanding common stock, respectively. Under the plans, repurchases may be made from time-to-time in the open market during the ensuing twelve months as, in the opinion of management, market conditions warrant. Typically, all plans are extended each year for an additional twelve months until such time as all shares have been issued under the plans. Repurchased shares are held as treasury stock and are available for general corporate purposes.

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

     REGULATORY CAPITAL REQUIREMENTS Financial institutions such as the Bank are subject to minimum regulatory capital requirements as specified in federal banking law and supporting regulations. Failure of a financial institution to meet such requirements may subject the institution to certain mandatory—and possibly discretionary—actions on the part of its regulators (referred to as “prompt corrective actions”). Such actions, if undertaken, could severely restrict the activities of the institution. During each of the years ended December 31, 2003 and 2002, the Bank’s regulatory capital was sufficient under the prompt corrective action provisions of the federal banking law and supporting regulations. Accordingly, the Bank is not subject to prompt corrective actions by its regulators. In addition, the Corporation is not aware of any events or circumstances that would subject it to prompt corrective by its regulators.

     The following table summarizes the Bank’s current regulatory capital in both percentage and dollar terms as of December 31, 2003 and 2002. It also summarizes the minimum capital levels that must be maintained by the Bank for it to be classified as “adequately capitalized” and “well capitalized” under the prompt corrective action provisions of federal banking law and supporting regulations. As indicated in the table, the Bank is “well capitalized” for regulatory capital purposes.

	MINIMUM REQUIREMENTS
	TO BE CLASSIFIED AS...
	ADEQUATELY	WELL
	CAPITALIZED	CAPITALIZED	ACTUAL
DECEMBER 31, 2003
Tier 1 leverage ratio	4.0%	5.0%	6.80%
Tier 1 risk-based capital ratio	4.0%	6.0%	10.95%
Total risk-based capital ratio	8.0%	10.0%	11.64%
Tier 1 leverage ratio capital	$129,282,000	$161,602,000	$219,706,000
Tier 1 risk-based capital	80,266,000	120,398,000	219,706,000
Total risk-based capital	160,531,000	200,664,000	233,498,000

DECEMBER 31, 2002
Tier 1 leverage ratio	4.0%	5.0%	5.63%
Tier 1 risk-based capital ratio	4.0%	6.0%	10.22%
Total risk-based capital ratio	8.0%	10.0%	10.88%
Tier 1 leverage ratio capital	$119,667,000	$149,584,000	$168,476,000
Tier 1 risk-based capital	65,908,000	98,862,000	168,476,000
Total risk-based capital	131,816,000	164,770,000	179,254,000

NOTE 13—FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair values of financial instruments as of December 31 are as follows:

	2003		2002
	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Cash and due from banks	$94,535,753	$94,535,753	$84,482,722	$84,482,722
Interest-bearing deposits with banks	6,444,374	6,444,374	179,755,367	179,755,367
Mortgage-backed and related securities:
Available for sale	386,862,372	386,862,372	366,075,106	366,075,106
Held for investment	613,076	610,294	30,029,690	30,192,176
Loans held for sale	16,113,217	16,200,000	50,237,199	50,300,000
Loans held for investment, gross	2,532,565,738	2,560,400,000	2,112,299,643	2,134,400,000
Federal Home Loan Bank stock	59,634,800	59,634,800	55,634,400	55,634,400
Accrued interest receivable	15,802,753	15,802,753	17,522,581	17,522,581
Mortgage servicing rights	36,340,856	40,570,000	30,171,341	31,500,000
Financial liabilities:
Deposit liabilities	$2,552,837,027	$2,577,800,000	$2,355,148,292	$2,381,500,000
Federal Home Loan Bank advances and all other borrowings	441,199,308	445,900,000	417,612,682	439,400,000
Advance payments by borrowers for taxes and insurance	1,484,734	1,484,734	11,906,038	11,906,038
Accrued interest payable	2,234,905	2,234,905	3,119,227	3,119,227

     Refer to Note 1 for the methods and assumptions used by the Corporation in estimating the fair value of financial instruments. The carrying value shown for loans held for investment excludes the impact of the Corporation’s allowance for loan losses

NOTE 14—SEGMENT INFORMATION

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

          INTEREST INCOME AND EXPENSE Interest income is credited to the mortgage banking profit center for implied earnings on non-interest-bearing liabilities such as custodial and escrow accounts. The offsetting interest expense is charged to each profit center according to their use of these funding sources, as previously described. Fee income from customers that make their monthly loan payments late (“late charges”) is reclassified from interest income to non-interest income in the mortgage banking profit center. Income from bank owned life insurance is reclassified from non-interest income to interest income in the investment and mortgage-related security profit center.

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

          LOAN SERVICING FEES In accordance with GAAP, loan servicing fee income is not recorded on loans held for investment. However, for segment reporting purposes, the mortgage banking profit center receives an income allocation for the services it performs for the Corporation’s residential, commercial real estate, and consumer loan portfolios. This allocation is in addition to the service fee income that the profit center receives on loans serviced for third parties, as recorded in the Corporation’s Consolidated Statement of Operations. The aforementioned loan portfolios are charged with the offsetting servicing cost.

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

          INCOME TAXES In general, a standard income tax rate of approximately 40% is used for segment reporting purposes. However, the income tax benefit associated with assets held in Nevada by FCHI, the Bank’s wholly-owned investment subsidiary, is allocated to the profit centers that own such assets. This results in a lower effective income tax rate, or even a negative rate, for such profit centers.

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

     SEGMENT PROFIT (LOSS) STATEMENTS AND OTHER INFORMATION The tables on the following pages contain profit (loss) statements for each of the Corporation’s reportable segments for the years ended December 31, 2003, 2002, and 2001, (2002 is presented on both pages to facilitate its comparison with 2003 and 2001). The financial results for the business banking profit center have not been reported separately for 2002 and 2001 due to efforts in those periods to design these products on the Corporation’s systems as well as efforts to develop departmental allocations of costs and revenues necessary to fairly present the operating results of this line of business.

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

			COMMERCIAL
SEGMENT PROFIT (LOSS) STATEMENTS	MORTGAGE	RESIDENTIAL	REAL ESTATE	CONSUMER	EDUCATION	BUSINESS
YEAR ENDED DECEMBER 31, 2003	BANKING	LOANS	LENDING	LENDING	LENDING	BANKING
Interest income	$2,817,182	$39,592,941	$34,765,237	$30,822,355	$7,253,464	$14,295,307
Interest expense	2,124,769	20,742,503	12,438,533	11,419,649	2,495,935	5,079,948
Net cost to acquire and maintain deposit liabilities	787,254	7,392,745	5,599,386	5,154,316	2,200,093	2,890,798

Net interest income (expense) before charge-offs	(94,841)	11,457,693	16,727,318	14,248,390	2,557,436	6,324,561
Net loan charge-offs (recoveries)	—	401,250	—	1,839,883	45,134	261,025

Net interest income (expense)	(94,841)	11,056,443	16,727,318	12,408,507	2,512,302	6,063,536
Non-interest income	59,538,142	—	40,191	1,821,670	2,516	149,143
Non-interest expense	30,718,260	4,001,190	1,682,285	3,752,598	1,357,591	5,323,606

Profit (loss) before taxes	28,725,041	7,055,253	15,085,224	10,477,579	1,157,227	889,073
Income tax expense (benefit)	11,645,127	2,344,417	6,115,550	4,247,611	469,141	360,430

Segment profit (loss)	$17,079,914	$4,710,836	$8,969,674	$6,229,968	$688,086	$528,643

BALANCE SHEET INFORMATION Dollars in thousands
Average assets	$97,405	$816,963	$533,961	$489,729	$209,201	$268,986

Total assets at end of period	$70,595	$901,241	$537,163	$520,134	$207,173	$539,936

[Additional columns below]

[Continued from above table, first column(s) repeated]

	INVESTMENT		SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS	& MORTGAGE	OTHER	DEPARTMENT	NON-GAAP
YEAR ENDED DECEMBER 31, 2003	SECURITIES	SEGMENTS	ADJUSTMENTS	ALLOCATIONS		CONSOLIDATED
Interest income	$19,029,544	$2,616	—	$(660,271	) (1)	$147,918,375
Interest expense	13,992,355	490,781	—	(2,659,116	) (1)	66,125,357
Net cost to acquire and maintain deposit liabilities	6,966,709	15,333	(31,006,633)	—		—

Net interest income (expense) before charge-offs	(1,929,520)	(503,498)	31,006,633	1,998,845		81,793,018
Net loan charge-offs (recoveries)	—	—	—	(1,091,457	) (2)	1,455,835

Net interest income (expense)	(1,929,520)	(503,498)	31,006,633	3,090,302		80,337,183
Non-interest income	—	472,854	37,419,497	(12,898,044	) (3)	86,545,969
Non-interest expense	301,779	3,333,115	68,426,130	(7,179,323	) (3)	111,717,231

Profit (loss) before taxes	(2,231,299)	(3,363,758)	—	(2,628,419)		55,165,921
Income tax expense (benefit)	(2,055,637)	(2,873,988)	—	186,725		20,439,376

Segment profit (loss)	$(175,662)	$(489,770)	—	$(2,815,145)		$34,726,545

BALANCE SHEET INFORMATION Dollars in thousands
Average assets	$672,213	$1,454	—	$30,346	(4)	$3,120,256

Total assets at end of period	$499,402	$1,758	—	$30,923	(4)	$3,308,324

			COMMERCIAL
SEGMENT PROFIT (LOSS) STATEMENTS	MORTGAGE	RESIDENTIAL	REAL ESTATE	CONSUMER	EDUCATION	BUSINESS
YEAR ENDED DECEMBER 31, 2002	BANKING	LOANS	LENDING	LENDING	LENDING	BANKING
Interest income	$2,368,108	$50,578,320	$40,980,844	$32,759,292	$10,168,607	—
Interest expense	2,374,432	27,039,946	17,000,886	13,860,620	3,320,310	—
Net cost to acquire and maintain deposit liabilities	758,172	7,341,730	5,980,527	4,926,204	2,228,580	—

Net interest income (expense) before charge-offs	(764,496)	16,196,644	17,999,431	13,972,468	4,619,718	—
Net loan charge-offs (recoveries)	—	19,734	—	1,702,923	31,096	—

Net interest income (expense)	(764,496)	16,176,910	17,999,431	12,269,545	4,588,622	—
Non-interest income	45,648,631	—	28,464	1,746,340	1,892	—
Non-interest expense	25,241,523	4,619,974	1,480,542	3,314,528	1,074,992	—

Profit (loss) before taxes	19,642,612	11,556,936	16,547,353	10,701,357	3,515,522	—
Income tax expense (benefit)	7,963,119	3,798,984	6,708,346	4,338,365	1,425,202	—

Segment profit (loss)	$11,679,493	$7,757,952	$9,839,007	$6,362,992	$2,090,320	—

BALANCE SHEET INFORMATION Dollars in thousands
Average assets	$80,216	$845,983	$562,691	$462,223	$210,234	—

Total assets at end of period	$95,703	$883,605	$529,820	$520,134	$204,623	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	INVESTMENT		SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS	& MORTGAGE	OTHER	DEPARTMENT	NON-GAAP
YEAR ENDED DECEMBER 31, 2002	SECURITIES	SEGMENTS	ADJUSTMENTS	ALLOCATIONS		CONSOLIDATED
Interest income	$20,680,787	$3,757,135	—	$(42,753	) (1)	$161,250,343
Interest expense	16,598,524	1,527,630	—	(1,996,738	) (1)	79,725,611
Net cost to acquire and maintain deposit liabilities	5,240,318	773,478	(27,249,008)	—		—

Net interest income (expense) before charge-offs	(1,158,054)	1,456,028	27,249,008	1,953,985		81,524,732
Net loan charge-offs (recoveries)	—	6,270	—	1,708,038	(2)	3,468,063

Net interest income (expense)	(1,158,054)	1,449,758	27,249,008	245,947		78,056,669
Non-interest income	(166,264)	536,506	31,631,274	(15,791,792	) (3)	63,635,051
Non-interest expense	136,264	2,734,783	58,880,282	(10,104,575	) (3)	87,378,312

Profit (loss) before taxes	(1,460,583)	(748,519)	—	(5,441,270)		54,313,408
Income tax expense (benefit)	(1,850,645)	(161,461)	—	(2,824,046)		19,397,866

Segment profit (loss)	$390,063	$(587,058)	—	$(2,617,224)		$34,915,542

BALANCE SHEET INFORMATION Dollars in thousands
Average assets	$584,878	$62,977	—	$29,766	(4)	$2,838,968

Total assets at end of period	$627,487	$128,322	—	$35,930	(4)	$3,025,624

(1)	Consists principally of interest income and expense adjustments related to late charges, implied earnings on custodial and escrow accounts, and earnings on bank owned life insurance.

(2)	In general, the Corporation records actual loan and real estate charge-off (recovery) activity against each profit center for segment reporting purposes.

(3)	Consists principally of non-GAAP adjustments related to loan origination fees and costs, mortgage servicing rights, loan servicing fees, and FHLB prepayment penalties. The offsets for the adjustments described in (1), above, are also included in non-interest income.

(4)	Consists of allowances for loss on loans and real estate, intangible assets, purchase adjustments, and security valuation allowances that are disregarded for segment reporting purposes. Also includes mortgage servicing rights that are not recorded under GAAP, but are recorded for segment reporting purposes.

			COMMERCIAL
SEGMENT PROFIT (LOSS) STATEMENTS	MORTGAGE	RESIDENTIAL	REAL ESTATE	CONSUMER	EDUCATION	BUSINESS
YEAR ENDED DECEMBER 31, 2002	BANKING	LOANS	LENDING	LENDING	LENDING	BANKING
Interest income	$2,368,108	$50,578,320	$40,980,844	$32,759,292	$10,168,607	—
Interest expense	2,374,432	27,039,946	17,000,886	13,860,620	3,320,310	—
Net cost to acquire and maintain deposit liabilities	758,172	7,341,730	5,980,527	4,926,204	2,228,580	—

Net interest income (expense) before charge-offs	(764,496)	16,196,644	17,999,431	13,972,468	4,619,718	—
Net loan charge-offs (recoveries)	—	19,734	—	1,702,923	31,096	—

Net interest income (expense)	(764,496)	16,176,910	17,999,431	12,269,545	4,588,622	—
Non-interest income	45,648,631	—	28,464	1,746,340	1,892	—
Non-interest expense	25,241,523	4,619,974	1,480,542	3,314,528	1,074,992	—

Profit (loss) before taxes	19,642,612	11,556,936	16,547,353	10,701,357	3,515,522	—
Income tax expense (benefit)	7,963,119	3,798,984	6,708,346	4,338,365	1,425,202	—

Segment profit (loss)	$11,679,493	$7,757,952	$9,839,007	$6,362,992	$2,090,320	—

BALANCE SHEET INFORMATION Dollars in thousands
Average assets	$80,216	$845,983	$562,691	$462,223	$210,234	—

Total assets at end of period	$95,703	$883,605	$529,820	$520,134	$204,623	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	INVESTMENT		SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS	& MORTGAGE	OTHER	DEPARTMENT	NON-GAAP
YEAR ENDED DECEMBER 31, 2002	SECURITIES	SEGMENTS	ADJUSTMENTS	ALLOCATIONS		CONSOLIDATED
Interest income	$20,680,787	$3,757,135	—	($42,753	) (1)	$161,250,343
Interest expense	16,598,524	1,527,630	—	(1,996,738	) (1)	79,725,611
Net cost to acquire and maintain deposit liabilities	5,240,318	773,478	(27,249,008)	—		—

Net interest income (expense) before charge-offs	(1,158,054)	1,456,028	27,249,008	1,953,985		81,524,732
Net loan charge-offs (recoveries)	—	6,270	—	1,708,038	(2)	3,468,063

Net interest income (expense)	(1,158,054)	1,449,758	27,249,008	245,947		78,056,669
Non-interest income	(166,264)	536,506	31,631,274	(15,791,792	) (3)	63,635,051
Non-interest expense	136,264	2,734,783	58,880,282	(10,104,575	) (3)	87,378,312

Profit (loss) before taxes	(1,460,583)	(748,519)	—	(5,441,270)		54,313,408
Income tax expense (benefit)	(1,850,645)	(161,461)	—	(2,824,046)		19,397,866

Segment profit (loss)	$390,063	($587,058)	—	($2,617,224)		$34,915,542

BALANCE SHEET INFORMATION Dollars in thousands
Average assets	$584,878	$62,977	—	$29,766	(4)	$2,838,968

Total assets at end of period	$627,487	$128,322	—	$35,930	(4)	$3,025,624

			COMMERCIAL
SEGMENT PROFIT (LOSS) STATEMENTS	MORTGAGE	RESIDENTIAL	REAL ESTATE	CONSUMER	EDUCATION	BUSINESS
YEAR ENDED DECEMBER 31, 2001	BANKING	LOANS	LENDING	LENDING	LENDING	BANKING
Interest income	$3,257,387	$65,810,100	$39,962,209	$30,359,780	$14,300,051	—
Interest expense	3,823,851	44,705,517	24,188,333	17,475,196	6,153,219	—
Net cost to acquire and maintain deposit liabilities	503,629	6,336,321	5,495,949	3,981,966	2,241,482	—

Net interest income (expense) before charge-offs	(1,070,093)	14,768,262	10,277,927	8,902,618	5,905,350	—
Net loan charge-offs (recoveries)	—	(7,563)	—	1,094,829	36,463	—

Net interest income (expense)	(1,070,093)	14,775,825	10,277,927	7,807,789	5,868,887	—
Non-interest income	26,888,068	—	38,548	1,689,466	52,590	—
Non-interest expense	17,085,283	5,405,384	1,328,210	2,703,827	911,555	—

Profit (loss) before taxes	8,732,692	9,370,441	8,988,265	6,793,428	5,009,922	—
Income tax expense (benefit)	3,540,234	2,416,789	3,643,842	2,754,056	2,031,023	—

Segment profit (loss)	$5,192,458	$6,953,652	$5,344,423	$4,039,371	$2,978,899	—

BALANCE SHEET INFORMATION Dollars in thousands
Average assets	$84,862	$953,105	$521,658	$376,020	$212,453	—

Total assets at end of period	$100,470	$848,751	$566,560	$379,174	$211,642	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	INVESTMENT		SUPPORT
SEGMENT PROFIT (LOSS) STATEMENTS	& MORTGAGE	OTHER	DEPARTMENT	NON-GAAP
YEAR ENDED DECEMBER 31, 2001	SECURITIES	SEGMENTS	ADJUSTMENTS	ALLOCATIONS		CONSOLIDATED
Interest income	$17,106,976	$408,163	—	$327,975	(1)	$171,532,641
Interest expense	14,274,353	249,806	—	(2,539,902	) (1)	108,330,373
Net cost to acquire and maintain deposit liabilities	2,450,646	81,359	(21,091,352)	—		—

Net interest income (expense) before charge-offs	381,977	76,998	21,091,352	2,867,877		63,202,268
Net loan charge-offs (recoveries)	—	—	—	639,662	(2)	1,763,391

Net interest income (expense)	381,977	76,998	21,091,352	2,228,215		61,438,877
Non-interest income	—	285,599	26,748,850	(6,175,815	) (3)	49,527,306
Non-interest expense	101,294	512,254	47,840,202	(8,768,536	) (3)	67,119,473

Profit (loss) before taxes	280,683	(149,657)	—	4,820,936		43,846,710
Income tax expense (benefit)	(857,751)	(4,515)	—	1,874,807		15,398,485

Segment profit (loss)	$1,138,434	($145,142)	—	$2,946,129		$28,448,225

BALANCE SHEET INFORMATION Dollars in thousands
Average assets	$325,934	$7,514	—	$7,338	(4)	$2,488,884

Total assets at end of period	$550,770	$42,379	—	$17,964	(4)	$2,717,710

(1)	Consists principally of interest income and expense adjustments related to late charges, implied earnings on custodial and escrow accounts, and earnings on bank owned life insurance.

(2)	In general, the Corporation records actual loan and real estate charge-off (recovery) activity against each profit center for segment reporting purposes.

(3)	Consists principally of non-GAAP adjustments related to loan origination fees and costs, mortgage servicing rights and loan servicing fees. The offsets for the adjustments described in (1) above, are also included in non-interest income.

(4)	Consists of allowances for loss on loans and real estate, intangible assets, purchase adjustments, and security valuation allowances that are disregarded for segment reporting purposes. Also includes mortgage servicing rights that are not recorded under GAAP, but are recorded for segment reporting purposes.

NOTE 15—ACQUISITION

     On October 10, 2003, the Corporation completed the acquisition of Liberty Bancshares, Inc., (“LBI”) the parent company of Liberty State Bank, headquartered in St. Paul, Minnesota. As of that date, LBI ceased to exist as a separate entity and its results of operations were included in the Corporation’s consolidated results. This acquisition was made to expand the Corporation’s presence into a major metropolitan market and further the Corporation’s diversification strategy of acquiring successful commercial banks with established business banking personnel and prospects. As a result of the acquisition, LBI was merged into the Corporation, with LBI shareholders receiving a combination of $30.3 million in cash and 2.6 million shares of the Corporation’s stock valued at $49.3 million. The amount of goodwill recorded in connection with this transaction was $39.6 million, subject to final valuation. In addition, the Corporation recorded a deposit-based intangible of $9.1 million in connection with the transaction. LBI’s consolidated net income during the nine-month period ending September 30, 2003, was $3.6 million, and was $5.0 million and $4.0 million during the twelve-month periods ending December 31, 2002 and 2001, respectively.

     Following is a summary of the assets acquired and liabilities assumed in the acquisition. The table excludes cash and cash equivalents acquired of $41.2 million.

ASSETS ACQUIRED AND LIABILITIES ASSUMED	AMOUNT
Interest-bearing deposits with banks	$26,545
Investment securities available for sale	96,548,375
Loans held for investment, net	286,713,925
Federal Home Loan Bank stock	474,500
Accrued interest receivable, net	1,879,710
Office properties and equipment	6,449,363
Goodwill	39,622,427
Other intangible assets	9,055,000
Other assets	10,564,726

Total assets	451,334,571

Deposit liabilities	407,034,985
Other borrowings	250,000
Advance payments by borrowers for taxes and insurance	13,386
Accrued interest payable	716,022
Other liabilities	4,522,340

Total liabilities	412,536,733

Net assets acquired and liabilities assumed	$38,797,838

NOTE 16—PARENT COMPANY ONLY FINANCIAL INFORMATION

	DECEMBER 31
CONDENSED STATEMENTS OF FINANCIAL CONDITION:	2003	2002
Cash in bank	$35,038	$27,870
Interest-bearing deposits with subsidiary bank	10,474,011	3,519,050
Investment in subsidiary	309,589,026	218,696,628
Other assets	171,338	197,768

Total assets	$320,269,413	$222,441,316

Other borrowings	$43,610,000	$16,989,313
Other liabilities	70,270	—

Total liabilities	43,680,270	16,989,313

Common stock	2,239,477	2,021,593
Additional paid-in capital	87,323,995	46,577,431
Retained earnings	188,319,179	165,628,148
Treasury stock, at cost	—	(10,178,374)
Unearned restricted stock	—	(32,083)
Non-owner adjustments to equity, net	(1,293,508)	1,435,289

Total stockholders’ equity	276,589,144	205,452,003

Total liabilities and stockholders’ equity	$320,269,413	$222,441,316

	YEAR ENDED DECEMBER 31
CONDENSED STATEMENTS OF OPERATIONS:	2003	2002	2001
Other income	$7,808	$5,738	$38,989
Other expense	889,097	623,876	379,623
Loss before income taxes and equity in earnings of subsidiary	(881,289)	(618,138)	(340,634)
Income tax benefit	308,451	216,348	119,222
Loss before equity in earnings of subsidiary	(572,838)	(401,790)	(221,412)
Equity in earnings of subsidiary	35,299,383	35,317,332	28,669,637
Net income	$34,726,545	$34,915,542	$28,448,225

	YEAR ENDED DECEMBER 31
CONDENSED STATEMENTS OF CASH FLOWS:	2003	2002	2001
Net income	$34,726,545	$34,915,542	$28,448,225
Equity in earnings of subsidiary	(35,299,383)	(35,317,332)	(28,669,637)
Change in income taxes and other accruals and prepaid	(49,594)	(115,892)	113,110

Net cash used by operations	(622,432)	(517,682)	(108,302)

Decrease (increase) in interest-bearing deposits with subsidiary bank	(6,954,961)	(2,945,617)	3,782,086
Dividends received from subsidiary	22,000,000	15,750,000	9,900,000
Capital contributions to subsidiary	(28,144,289)	(7,500,000)	(1,234,706)
Net cash acquired in acquisitions of other financial institutions	336,445	—	1,234,540

Net cash (used) provided by investing activities	(12,762,805)	5,304,383	13,681,920

Increase (decrease) in other borrowings	23,870,687	16,989,313	(2,601,542)
Dividends paid to shareholders	(11,236,323)	(10,145,762)	(8,866,148)
Purchases of treasury stock	(507,819)	(13,770,106)	(3,213,376)
Other, net	1,265,860	2,150,599	1,071,630

Net cash provided (used) by financing activities	13,392,405	(4,775,956)	(13,609,436)

Net increase (decrease) in cash in bank	7,168	10,745	(35,818)
Cash at beginning of period	27,870	17,125	52,943

Cash in bank at end of period	$35,038	$27,870	$17,125

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  First Federal Capital Corp:

We have audited the accompanying consolidated statement of financial condition of First Federal Capital Corp and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 23, 2004
Milwaukee, Wisconsin

Report of Independent Registered Public Accounting Firm

Board of Directors
First Federal Capital Corp and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of First Federal Capital Corp as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test a basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Federal Capital Corp at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, in 2002 First Federal Capital Corp changed its methodology for accounting for goodwill.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
January 23, 2003

SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

	DEC.	SEPT.	JUNE	MARCH	DEC.	SEPT.	JUNE	MARCH
Dollars in thousands, except for per share amounts	2003	2003	2003	2003	2002	2002	2002	2002
Interest on loans	$34,447	$30,234	$30,792	$32,426	$35,252	$35,205	$34,098	$33,057
Interest on mortgage-backed and related securities	3,684	3,603	4,619	3,479	2,789	4,559	5,707	5,415
Interest and dividends on investments	1,068	1,111	1,202	1,253	1,681	1,319	1,208	961

Total interest income	39,199	34,948	36,612	37,158	39,723	41,082	41,013	39,433

Interest on deposits	11,044	11,730	12,977	13,657	14,090	14,191	13,789	15,014
Interest on FHLB advances and other borrowings	2,212	4,149	5,136	5,220	5,495	5,652	5,706	5,789

Total interest expense	13,256	15,879	18,114	18,877	19,585	19,843	19,495	20,803

Net interest income	25,943	19,070	18,499	18,281	20,138	21,240	21,518	18,630
Provision for loan losses	570	368	139	379	1,334	716	771	647

Net interest income after provision for loan losses	25,373	18,702	18,360	17,902	18,804	20,524	20,747	17,982

Gain (loss) on sale of investments and other assets	—	—	—	—	—	—	—	(166)
Other non-interest income	15,022	33,112	20,470	17,941	21,027	16,717	12,977	13,080

Total non-interest income	15,022	33,112	20,470	17,941	21,027	16,717	12,977	12,913
Total non-interest expense	28,269	35,473	24,850	23,125	24,097	22,892	21,257	19,133

Income before income taxes	12,126	16,341	13,980	12,718	15,734	14,349	12,467	11,763
Income tax expense	4,350	6,176	5,210	4,704	5,731	5,293	4,278	4,095

Net Income	$7,776	$10,166	$8,771	$8,014	$10,003	$9,056	$8,189	$7,667

Diluted earnings per share	$0.35	$0.51	$0.44	$0.40	$0.50	$0.45	$0.40	$0.38

Dividends paid per share	$0.14	$0.14	$0.14	$0.13	$0.13	$0.13	$0.13	$0.12

Stock price at end of period	$22.56	$20.55	$19.85	$20.41	$19.31	$19.43	$22.10	$18.85

High stock price during period	$24.00	$21.46	$20.57	$21.08	$19.50	$21.60	$22.47	$18.85

Low stock price during period	$20.55	$19.83	$18.50	$19.13	$16.88	$17.55	$18.50	$14.68

Note: Quarterly earnings per share amounts may not equal annual earnings per share amounts due to rounding.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(C) Exhibits

No.	Exhibit Description
23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Ernst & Young LLP

31.4	Certification of Chief Executive Officer

31.5	Certification of Acting Chief Financial Officer

31.6	Certification of Vice President and Controller

32.4	Section 1350 Certification of President and Chief Executive Officer

32.5	Certification of Acting Chief Financial Officer

32.6	Certification of Controller

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL CAPITAL CORP
July 8, 2004	By: /s/ Jack C. Rusch President and Chief Executive Officer