Form 10-Q
period 2004-06-30
FIRST FEDERAL CAPITAL CORP
filed 2004-08-09
CIK 851207

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	June 30, 2004

Commission file number	0-18046

First Federal Capital Corp

(Exact name of Registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1651288 (IRS employer identification)

605 State Street La Crosse, Wisconsin (Address of principal executive office)	54601 (Zip code)

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

Class: Common Stock—$.10 Par Value. Outstanding as of August 6, 2004: 22,543,511.

Form 10-Q Table of Contents

Part I—Financial Information

Item 1—Financial Statements

Consolidated Statements of Financial Condition
June 30, 2004, and December 31, 2003

	June 30
	2004	December 31
	(Unaudited)	2003
ASSETS
Cash and due from banks	$90,083,698	$94,535,753
Interest-bearing deposits with banks	12,596,108	6,444,374
Mortgage-backed and related securities:
Available for sale, at fair value	370,501,921	386,862,372
Held for investment, at cost (fair value of $259,837,622 and $610,294, respectively)	267,376,318	613,076
Loans held for sale	18,085,165	16,113,217
Loans held for investment (net of allowance of $14,212,350 and $13,882,350, respectively)	2,631,959,157	2,518,683,388
Federal Home Loan Bank stock	61,486,100	59,634,800
Accrued interest receivable, net	16,546,470	15,802,753
Office properties and equipment	54,540,216	53,020,583
Mortgage servicing rights, net	40,841,443	36,340,856
Goodwill	78,063,720	78,168,866
Other intangible assets	12,345,572	13,358,976
Other assets	30,319,728	28,745,265

Total assets	$3,684,745,616	$3,308,324,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposit liabilities	$2,690,177,909	$2,552,837,027
Federal Funds purchased	—	24,500,000
Federal Home Loan Bank advances	643,200,000	373,075,000
Other borrowings	22,083,790	43,624,308
Advance payments by borrowers for taxes and insurance	8,407,401	1,484,734
Accrued interest payable	2,528,726	2,234,905
Other liabilities	33,908,656	33,979,161

Total liabilities	3,400,306,482	3,031,735,135

Preferred stock, $.10 par value (5,000,000 shares authorized, none outstanding)	—	—
Common stock, $.10 par value (100,000,000 shares authorized, 22,517,493 and 22,394,773 shares issued, respectively)	2,251,749	2,239,477
Additional paid-in capital	89,266,193	87,323,995
Retained earnings	199,472,671	188,319,179
Accumulated non-owner adjustments to equity, net	(6,551,480)	(1,293,508)

Total stockholders’ equity	284,439,134	276,589,144

Total liabilities and stockholders’ equity	$3,684,745,616	$3,308,324,280

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Three months ended June 30, 2004 and 2003

	Three Months Ended June 30
	2004	2003
	(Unaudited)	(Unaudited)
Interest on loans	$35,657,893	$30,791,501
Interest on mortgage-backed and related securities	6,068,381	4,619,180
Interest and dividends on investments	927,415	1,201,817

Total interest income	42,653,689	36,612,497

Interest on deposit liabilities	10,497,041	12,977,324
Interest on FHLB advances and other borrowings	4,050,562	5,136,234

Total interest expense	14,547,603	18,113,558

Net interest income	28,106,086	18,498,939
Provision for loan losses	808,667	139,130

Net interest income after provision for loan losses	27,297,419	18,359,809

Community banking revenue	11,376,413	10,048,223
Mortgage banking revenue	7,649,993	9,867,403
Other income	684,701	554,773

Total non-interest income	19,711,107	20,470,400

Compensation and employee benefits	18,020,997	14,759,383
Occupancy and equipment	3,665,386	3,299,953
Communications, postage, and office supplies	1,782,788	1,675,398
ATM and debit card transaction costs	1,329,745	1,175,517
Advertising and marketing	989,373	997,975
Amortization of intangibles	490,719	202,781
Merger-related expenses	1,163,654	—
Other expenses	2,376,276	2,738,800

Total non-interest expense	29,818,938	24,849,807

Income before income taxes	17,189,588	13,980,401
Income tax expense	6,781,340	5,209,773

Net income	$10,408,248	$8,770,628

Per share information
Diluted earnings per share	$0.46	$0.44
Basic earnings per share	0.46	0.44
Dividends paid per share	0.15	0.14

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
Six months ended June 30, 2004 and 2003

	Six Months Ended June 30
	2004	2003
	(Unaudited)	(Unaudited)
Interest on loans	$71,204,940	$63,217,480
Interest on mortgage-backed and related securities	10,988,974	8,097,835
Interest and dividends on investments	1,920,712	2,455,226

Total interest income	84,114,625	73,770,541

Interest on deposit liabilities	20,867,907	26,633,939
Interest on FHLB advances and other borrowings	7,389,119	10,356,465

Total interest expense	28,257,026	36,990,404

Net interest income	55,857,599	36,780,137
Provision for loan losses	2,415,010	518,029

Net interest income after provision for loan losses	53,442,589	36,262,109

Community banking revenue	21,689,684	18,875,952
Mortgage banking revenue	12,324,373	18,379,729
Other income	1,322,952	1,155,697

Total non-interest income	35,337,009	38,411,379

Compensation and employee benefits	36,575,054	28,755,147
Occupancy and equipment	7,243,786	6,425,033
Communications, postage, and office supplies	3,536,800	3,523,875
ATM and debit card transaction costs	2,678,805	2,265,144
Advertising and marketing	1,769,569	1,677,696
Amortization of intangibles	1,013,404	384,887
Merger-related expenses	1,163,654	—
Other expenses	5,116,701	4,943,272

Total non-interest expense	59,097,773	47,975,054

Income before income taxes	29,681,825	26,698,433
Income tax expense	11,232,360	9,913,336

Net income	$18,449,465	$16,785,097

Per share information
Diluted earnings per share	$0.81	$0.84
Basic earnings per share	0.82	0.85
Dividends paid per share	0.29	0.27

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Three months ended June 30, 2004 and 2003

	Common
	Stock and				Accumulated
	Additional			Unearned	Non-Owner
	Paid-In	Retained	Treasury	Restricted	Adjustments
	Capital	Earnings	Stock	Stock	to Equity	Total
Unaudited
Balance at March 31, 2003	$48,599,024	$170,956,527	($10,180,511)	($18,333)	$1,903,644	$211,260,351

Net income		8,770,628				8,770,628
Securities valuation adjustment, net of income taxes of $1,312,390					2,437,296	2,437,296

Net income and non-owner adjustments to equity						11,207,924

Dividends paid		(2,769,048)				(2,769,048)
Exercise of stock options		(1,428,333)	1,670,332			241,999
Amortization of restricted stock		179,406		13,750		193,156

Balance at June 30, 2003	$48,599,024	$175,709,179	($8,510,179)	($4,583)	$4,340,940	$220,134,380

Unaudited
Balance at March 31, 2004	$90,145,589	$193,508,742	(80,400)	—	$522,978	$284,096,910

Net income		10,408,248				10,408,248
Securities valuation adjustment, net of income taxes of ($3,809,324)					(7,074,458)	(7,074,458)

Net income and non-owner adjustments to equity						3,333,790

Dividends paid		(3,374,234)				(3,374,234)
Exercise of stock options	1,372,354	(793,321)	80,400			659,433
Amortization of restricted stock		(276,764)				(276,764)

Balance at June 30, 2004	$91,517,942	$199,472,671	—	—	($6,551,480)	$284,439,134

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity
Six months ended June 30, 2004 and 2003

	Common
	Stock and				Accumulated
	Additional			Unearned	Non-Owner
	Paid-In	Retained	Treasury	Restricted	Adjustments
	Capital	Earnings	Stock	Stock	to Equity	Total
Unaudited
Balance at December 31, 2002	$48,599,024	$165,628,148	($10,178,374)	($32,083)	$1,435,289	$205,452,003

Net income		16,785,097				16,785,097
Securities valuation adjustment, net of income taxes of $1,564,581					2,905,651	2,905,651

Net income and non-owner adjustments to equity						19,690,748

Dividends paid		(5,330,973)				(5,330,973)
Exercise of stock options		(1,572,383)	2,211,387			639,004
Purchase of treasury stock			(474,112)			(474,112)
Amortization of restricted stock		369,210		27,500		396,710
Other activity		(169,920)	(69,080)			(239,000)

Balance at June 30, 2003	$48,599,024	$175,709,179	($8,510,179)	($4,583)	$4,340,940	$220,134,381

Unaudited
Balance at December 31, 2003	$89,563,472	$188,319,179	—	—	($1,293,508)	$276,589,144

Net income		18,449,465				18,449,465
Securities valuation adjustment, net of income taxes of ($2,831,216)					(5,257,972)	(5,257,972)

Net income and non-owner adjustments to equity						13,191,493

Dividends paid		(6,508,486)				(6,508,486)
Exercise of stock options	1,954,470	(755,902)	344,366			1,542,934
Purchase of treasury stock			(322,866)			(322,866)
Amortization of restricted stock		(31,584)				(31,584)
Other activity			(21,500)			(21,500)

Balance at June 30, 2004	$91,517,942	$199,472,671	—	—	($6,551,480)	$284,439,134

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Three months ended June 30, 2004 and 2003

	Three Months June 30
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$10,408,248	$8,770,628
Adjustments to reconcile net income to net cash provided (used) by operations:
Provision for loan and real estate losses	749,877	105,619
Increase (decrease) in mortgage servicing rights valuation allowance	(631,000)	1,000,000
Net loan costs deferred	(578,646)	(1,373,016)
Amortization of mortgage servicing rights	2,566,392	10,739,235
Other amortization	2,469,554	3,984,610
Depreciation	1,234,577	974,250
Gains on sales of mortgage loans	(6,024,958)	(18,393,195)
Increase in accrued interest receivable	781,465	677,990
Decrease in accrued interest payable	(148,072)	(252,743)
Increase (decrease) in current and deferred income taxes	1,074,777	(5,578,454)
Other accruals and prepaids, net	(1,505,180)	(2,087,713)

Net cash provided (used) by operations before loan originations and sales	10,397,034	(1,432,789)
Loans originated for sale	(262,685,230)	(867,053,825)
Sales of loans originated for sale or transferred from held for investment	295,661,789	864,803,843

Net cash provided (used) by operations	43,373,593	(3,682,771)

Cash flows from investing activities:
Decrease in interest-bearing deposits with banks	(4,581,483)	(23,188,100)
Purchases of mortgage-backed and related securities available for sale	—	(204,275,726)
Principal repayments on mortgage-backed and related securities available for sale	66,663,922	147,024,631
Principal repayments on mortgage-backed and related securities held for investment	28,820,740	6,767,705
Loans originated for investment	(347,721,112)	(265,694,898)
Loans purchased for investment	(12,452,400)	(40,253,010)
Loan principal repayments	286,990,662	305,633,879
Additions to office properties and equipment	(1,706,268)	(2,285,917)
Other, net	2,990,685	(1,645,391)

Net cash provided (used) by investing activities	19,004,746	(77,916,827)

Cash flows from financing activities:
Increase in deposit liabilities	18,105,966	59,930,655
Decrease in short-term Federal Home Loan Bank borrowings	(7,000,000)	—
Decrease in Federal Funds purchased	(46,200,000)	—
Decrease (increase) in other borrowings	(14,778,123)	1,757,760
Increase in advance payments by borrowers for taxes and insurance	3,462,861	3,652,642
Dividends paid	(3,374,234)	(2,769,048)
Other, net	(8,294,075)	15,072,520

Net cash provided (used) by financing activities	(58,077,605)	77,644,529

Net increase (decrease) in cash and due from banks	4,300,734	(3,955,069)
Cash and due from banks at beginning of period	85,782,964	88,137,004

Cash and due from banks at end of period	$90,083,698	$84,181,935

Supplemental disclosures of cash flow information:
Interest and dividends received on loans and investments	$43,435,154	$37,290,488
Interest paid on deposits and borrowings	14,695,675	18,366,301
Income taxes paid	7,759,500	10,907,000
Income taxes refunded	2,048,436	119,687
Transfer of loans from held for investment to held for sale	11,553,378	24,718,003

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
Six months ended June 30, 2004 and 2003

	Six Months June 30
	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$18,449,465	$16,785,097
Adjustments to reconcile net income to net cash provided (used) by operations:
Provision for loan and real estate losses	2,545,792	329,559
Increase in mortgage servicing rights valuation allowance	—	2,800,000
Net loan costs deferred	(798,471)	(2,551,839)
Amortization of mortgage servicing rights	4,356,107	19,434,104
Other amortization	4,587,081	7,652,048
Depreciation	2,417,306	1,939,159
Gains on sales of mortgage loans	(9,784,036)	(34,503,469)
Decrease (increase) in accrued interest receivable	(743,717)	1,392,811
Increase (decrease) in accrued interest payable	293,821	(553,687)
Increase (decrease) in current and deferred income taxes	5,335,112	(1,153,399)
Other accruals and prepaids, net	(5,430,719)	(3,790,550)

Net cash provided by operations before loan originations and sales	21,227,741	7,779,834
Loans originated for sale	(471,747,574)	(1,500,679,127)
Sales of loans originated for sale or transferred from held for investment	502,024,328	1,540,044,876

Net cash provided by operations	51,504,495	47,145,583

Cash flows from investing activities:
Decrease (increase) in interest-bearing deposits with banks	(6,151,734)	45,948,135
Purchases of mortgage-backed and related securities available for sale	(101,835,468)	(531,315,491)
Principal repayments on mortgage-backed and related securities available for sale	108,765,305	258,911,669
Purchases of mortgage-backed and related securities held for investment	(303,767,334)	—
Principal repayments on mortgage-backed and related securities held for investment	35,982,407	27,159,627
Loans originated for investment	(609,049,701)	(532,169,300)
Loans purchased for investment	(13,740,067)	(40,253,010)
Loan principal repayments	473,964,002	586,336,283
Additions to office properties and equipment	(4,095,554)	(4,607,852)
Purchases of mortgage servicing rights	(1,348,797)	—
Other, net	1,826,257	11,317,278

Net cash used by investing activities	(419,450,684)	(178,672,661)

Cash flows from financing activities:
Increase in deposit liabilities	137,340,882	144,663,052
Long-term advances from Federal Home Loan Bank	311,050,000	—
Repayment of long-term Federal Home Loan Bank advances	—	(24,350,000)
Decrease in short-term Federal Home Loan Bank borrowings	(40,925,000)	—
Decrease in Federal Funds purchased	(24,500,000)	—
Decrease in other borrowings	(21,540,518)	(1,733,742)
Increase (decrease) in advance payments by borrowers for taxes and insurance	6,922,667	(3,817,865)
Purchase of treasury stock	(322,866)	(474,112)
Dividends paid	(6,508,486)	(5,330,973)
Other, net	1,977,455	22,269,931

Net cash provided by financing activities	363,494,134	131,226,291

Net decrease in cash and due from banks	(4,452,055)	(300,787)
Cash and due from banks at beginning of period	94,535,753	84,482,722

Cash and due from banks at end of period	$90,083,698	$84,181,935

Supplemental disclosures of cash flow information:
Interest and dividends received on loans and investments	$83,370,908	$75,163,352
Interest paid on deposits and borrowings	27,963,205	37,544,091
Income taxes paid	7,946,500	11,186,400
Income taxes refunded	2,051,352	119,687
Transfer of loans from held for investment to held for sale	29,211,267	56,033,454

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

Note 2—Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with generally accepted accounting principles (“GAAP”). However, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and six month periods ended June 30, 2004, may not necessarily be indicative of the results that may be expected for the entire year ending December 31, 2004.

     Certain 2003 balances have been reclassified to conform to the 2004 presentation.

Note 3—Earnings Per Share

     Basic and diluted earnings per share data are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is further adjusted for potential common shares that were dilutive and outstanding during the period. Potential common shares generally consist of stock options outstanding under the Corporation’s stock incentive plans. The dilutive effect of potential common shares is computed using the treasury stock method. All stock options are assumed to be 100% vested for purposes of the earnings per share computations. The computation of earnings per share for the three and six month periods ended June 30, 2004 and 2003, is as follows:

	Three Months Ended June 30
	2004		2003
	Diluted	Basic	Diluted	Basic
Net income	$10,408,248	$10,408,248	$8,770,628	$8,770,628

Average common shares issued, net of actual treasury shares	22,488,724	22,488,724	19,766,629	19,766,629
Potential common shares issued under stock options (treasury stock method)	296,300	—	211,701	—

Average common shares and potential common shares	22,785,024	22,488,724	19,978,330	19,766,629

Earnings per share	$0.46	$0.46	$0.44	$0.44

	Six Months Ended June 30
	2004		2003
	Diluted	Basic	Diluted	Basic
Net income	$18,449,465	$18,449,465	$16,785,097	$16,785,097

Average common shares issued, net of actual treasury shares	22,441,047	22,441,047	19,732,813	19,732,813
Potential common shares issued under stock options (treasury stock method)	264,463	—	234,855	—

Average common shares and potential common shares	22,705,510	22,441,047	19,967,668	19,732,813

Earnings per share	$0.81	$0.82	$0.84	$0.85

Note 4—Contingencies

     The Corporation and its subsidiaries are engaged in various routine legal proceedings occurring in the ordinary course of business, which considered together are believed by management to be immaterial to the consolidated financial condition and operations of the Corporation.

     First Cap Holdings, Inc. (“FCHI”), a Nevada company and wholly-owned subsidiary of the Bank, has not been subject to taxation in Wisconsin since FCHI’s formation in 1993. FCHI is incorporated in the State of Nevada, which does not currently impose a corporate income tax. Although the earnings of FCHI are not currently subject to taxation in the State of Wisconsin, from time-to-time legislation is proposed which, if adopted, would require combined income tax returns for entities headquartered in the state and result in taxation of FCHI’s earnings. To date, none of these legislative proposals have been adopted. In addition, the Wisconsin Department of Revenue (“WDR”) has increased its examinations of banking entities in the state and is proposing that income of out-of-state investment subsidiaries (like FCHI) be allocated to their parent banks. Indeed, in 2003 the WDR began examinations of a number of financial institutions, including the Bank, specifically aimed at their relationships with their investment subsidiaries. The WDR is now taking the position that some or all investment subsidiary income is allocable to the parent banks and taxable in Wisconsin and has written to all affected Wisconsin banks, including the Bank, indicating a willingness to discuss settlements. While the WDR has indicated settlement terms would depend on individual situations, the WDR letter indicates that settlement payments would be less than the tax, interest, and penalties that would be sought based on an assessment and that some limited future use of investment subsidiaries may be permitted. The WDR letter further indicates that a number of banks have agreed to settlements. Management believes the Bank, as well as FCHI, have complied with the tax rules relating to the income of out-of-state subsidiaries, and with the private rulings the WDR issued to the Bank in 1993 and 1997 in connection with its formation and operation of FCHI. While the WDR has indicated it may repudiate these rulings, the WDR exam has not yet resulted in an assessment against the Bank. The Bank will oppose an assessment, if any, and is not currently engaged in any settlement discussion with the WDR.

     If the WDR is successful in allocating FCHI’s income to the Bank, or if legislation referred to in the previous paragraph were to become law, such could result in the earnings of FCHI being subject to taxation in the State of Wisconsin. Furthermore, if the WDR determines that the earnings of FCHI in open tax years prior to 2004 should have been subject to tax in Wisconsin, management estimates that the Bank may be subject to a tax obligation of up to $16.0 million, also net of federal and state tax benefit. This amount includes an estimate for interest, but excludes any penalties that may be assessed by the WDR, which could be as high as 25% of the gross assessment. As previously mentioned, however, the Bank will oppose any assessment related to this issue

Note 5—Segment Information

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

     Segment Profit (Loss) Statements and Other Information The following table summarizes the profit (loss) and average assets of each of the Corporation’s reportable segments for the three and six month periods ended June 30, 2004 and 2003. In addition to the after-tax performance of profit centers, management of the Corporation closely monitors the net cost to acquire and maintain deposit liabilities, which consists principally of the net costs to operate the Corporation’s branch network, as previously described. The net cost to acquire and maintain deposit liabilities was 1.17% and 1.23% of average deposit liabilities outstanding during the three months ended June 30, 2004 and 2003, respectively. For the six month periods ended June 30, 2004 and 2003, the net cost to acquire and maintain deposit liabilities was 1.32% and 1.31%, respectively.

	Three Months Ended June 30
	2004		2003
Profit Center	Profit (Loss)	Average Assets	Profit (Loss)	Average Assets
Mortgage banking	$2,678,633	$94,238,446	$4,981,595	$120,416,498
Residential loans	1,993,769	882,283,428	832,135	755,003,659
Commercial real estate lending	2,576,372	569,180,776	2,182,477	527,943,370
Consumer lending	1,955,467	553,067,675	1,345,403	483,499,330
Education lending	117,062	214,709,962	295,723	207,836,005
Business banking	771,242	537,131,092	(59,698)	200,360,697
Investment and mortgage-related securities	1,839,503	800,221,113	(96,070)	748,981,139
Other segments	(1,378,904)	2,037,813	(166,049)	1,378,713

Subtotal	10,553,143	3,652,870,304	9,315,515	3,045,419,411
Non-GAAP adjustments	(144,895)	64,129,939	(544,887)	33,352,746

Net income/total average assets	$10,408,248	$3,717,000,243	$8,770,628	$3,078,772,157

	Six Months Ended June 30
	2004		2003
Profit Center	Profit (Loss)	Average Assets	Profit (Loss)	Average Assets
Mortgage banking	$4,317,770	$87,905,800	$9,448,170	$106,825,892
Residential loans	4,364,952	884,346,449	1,916,023	800,238,436
Commercial real estate lending	4,537,117	565,224,449	4,826,532	521,764,133
Consumer lending	3,797,344	541,820,854	2,752,848	477,968,839
Education lending	175,181	214,579,153	584,828	210,353,317
Business banking	1,106,357	527,023,723	(216,916)	193,881,309
Investment and mortgage-related securities	3,201,273	724,906,521	(867,685)	711,873,317
Other segments	(1,585,926)	1,963,171	(297,439)	1,319,721

Subtotal	19,914,068	3,547,770,119	18,146,360	3,024,224,963
Non-GAAP adjustments	(1,464,603)	45,060,749	(1,361,263)	29,613,276

Net income/total average assets	$18,449,465	$3,592,830,867	$16,785,097	$3,053,838,239

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income as reported	$10,408,248	$8,770,628	$18,449,465	$16,785,097
Stock-based compensation, net of tax	(183,507)	(115,179)	(215,899)	(259,852)

Pro forma net income	$10,224,741	$8,655,449	$18,233,566	$16,525,245

Diluted earnings per share as reported	$0.46	$0.44	$0.81	$0.84
Pro forma diluted earnings per share	$0.45	$0.43	$0.80	$0.82
Basic earnings per share as reported	$0.46	$0.44	$0.82	$0.85
Pro forma basic earnings per share	$0.45	$0.44	$0.81	$0.84

     With respect to restricted stock awards, the intrinsic value is generally equal to the fair value of the Corporation’s common stock on the date of the initial contingent award, adjusted retroactively for any changes in the value of the stock between the initial award date and the final measurement date. Such value is amortized as expense over the measurement period of the award.

Note 7—Subsequent Event

     On April 27, 2004, the Corporation entered into a definitive agreement to be acquired by Associated Banc-Corp (“Associated”), headquartered in Green Bay, Wisconsin. The stock and cash transaction is valued at $613 million, including stock options, based on the closing Associated share price on April 27, 2004. According to the terms of the agreement, the Corporation will merge into Associated, with the Corporation’s shareholders exchanging each share of their common stock for 0.9525 shares of Associated’s common stock (adjusted to reflect a 3-for-2 stock split effected by Associated and paid to shareholders on May 12, 2004), an equivalent amount of cash, or a combination thereof. The agreement provides, however, that the aggregate consideration paid by Associated must be equal to ten percent (10%) cash and ninety percent (90%) stock. The transfer will be tax-free to the Corporation’s shareholders to the extent they receive Associated common stock.

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

          Mortgage Servicing Rights For a detailed discussion of the judgments and estimates relating to the initial recording of and ongoing accounting for mortgage servicing rights (“MSRs”), refer to the appropriate section in Note 1 of the Corporation’s Audited Consolidated Financial Statements, included in Part II, Item 8, of its 2003 Form 10-K. Additional discussion is also available in the 2003 Form 10-K “Residential Lending” section of Part I, Item 1, “Business—Lending Activities”. Finally, information on the impact mortgage servicing rights have had on the Corporation’s financial condition and results of operations for the three and six month periods ended June 30, 2004 and 2003, can be found below, in the sections entitled “Financial Condition—Mortgage Servicing Rights” and “Results of Operations—Non-Interest Income—Mortgage Banking Revenue”.

          Allowance for Losses on Loans and Real Estate For a detailed discussion of the judgments and estimates relating to allowances for losses on loans and real estate, refer to the appropriate section in Note 1 of the Corporation’s Audited Consolidated Financial Statements, included in Part II, Item 8, of its 2003 Form 10-K. Additional discussion is also available in the 2003 Form 10-K “Non-Performing and Other Classified Assets” section and the “Allowances for Losses on Loans and Real Estate” section of Part I, Item 1, “Business—Lending Activities”. Finally, information on the impact loss allowances have had on the Corporation’s financial condition and results of operations for the three and six month periods ended June 30, 2004 and 2003, can be found below, in the sections entitled “Financial Condition—Non-Performing Assets” and “Results of Operations—Provisions for Loan Losses”.

     New Accounting Standards and Policies During the six months ended June 30, 2004 and 2003, the Corporation adopted no new accounting standards or policies that, in management’s judgment, had a material impact on its financial condition or results of operations. However, three new accounting standards issued during the first six months of 2004, were significant to the financial services industry as a whole. These standards are itemized in the paragraphs that follow.

          Staff Accounting Bulletin (“SAB”) 105, “Loan Commitments Accounted for as Derivative Instruments” (“SAB 105”) During the first quarter of 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 105, “Loan Commitments Accounted for as Derivative Instruments”. This SAB addresses the accounting for loan commitments entered into after March 31, 2004, and certain disclosure requirements relevant in the context of mortgage banking activities. The effects of SAB 105 are not expected to be material to the operations of the Corporation or its financial position.

          Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. On March 31, 2004 the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”). Issue 03-1 provides guidance to determine when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impaired loss. The guidance also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.

          For debt securities that cannot be contractually prepaid or otherwise settled in a manner in which the investor would not recover substantially all of its cost, an impairment should be deemed other than temporary if (a) the investor does not have the ability and intent to hold an investment until a forecasted recovery of fair value up to the cost of the investment, which in certain cases may be until maturity, or (b) it is probable that the investor will be unable to collect all amounts due according to the contractual terms of the debt security. For equity securities (including cost method investments) and debt securities that can be contractually prepaid or otherwise settled in a manner in which the investor would not recover substantially all of its cost, an impairment should be deemed other than temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to the cost of the investment, and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time and outweighs evidence to the contrary.

          Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investors intent. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements No. 115 and No. 124. The effects of Issue No. 03-1 are not expected to be material to the operations of the Corporation or its financial position.

          Financial Accounting Standards Board staff position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. In May 2004, the FASB issued FSP 106-2 providing guidance on the accounting effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act, passed by Congress and signed into law on December 8, 2003, establishes a voluntary prescription drug benefit for eligible participants beginning January 1, 2006, at which time the U.S. Government will also begin to pay a special subsidy equal to 28% of a retiree’s covered prescription drug expenses between $250 and $5,000 (adjusted annually for changes in Medicare per capita prescription drug costs) to employers who sponsor equivalent plans. In accordance with FSP 106-2 which prescribes accounting for the Act and is effective for interim periods beginning after June 15, 2004, the Corporation has elected to defer including the effects of the Act in any measures of liabilities and expenses reflected in the Consolidated Financial Statements and accompanying notes. Clarifying regulations related to the interpretation or determination of actuarially equivalent plans are still pending. Therefore, any such effects included in the Corporations financial statements would be subject to change once final regulations have been issued. The Corporation does not expect that the Act will have a significant impact on postretirement liabilities and benefit costs.

Other Matters

     On April 27, 2004, the Corporation entered into a definitive agreement to be acquired by Associated Banc-Corp (“Associated”), headquartered in Green Bay, Wisconsin. The stock and cash transaction is valued at $613 million, including stock options, based on the closing Associated share price on April 27, 2004. According to the terms of the agreement, the Corporation will merge into Associated, with the Corporation’s shareholders exchanging each share of their common stock for 0.9525 shares of Associated’s common stock (adjusted to reflect a 3-for-2 stock split effected by Associated and paid to shareholders on May 12, 2004), an equivalent amount of cash, or a combination thereof. The agreement provides, however, that the aggregate consideration paid by Associated must be equal to ten percent (10%) cash and ninety percent (90%) stock. The transfer will be tax-free to the Corporation’s shareholders to the extent they receive Associated common stock.

     The acquisition has been approved by the boards of directors of each company and is expected to close during the fourth quarter of 2004, subject to shareholder approval, regulatory approvals, and various other conditions of closing.

Results of Operations

     Quarter Overview The Corporation’s net income for the three months ended June 30, 2004, was $10.4 million or $0.46 per diluted share compared to $8.8 million or $0.44 in the same period last year. These amounts represented a return on average assets of 1.12% and 1.14%, respectively, and a return on average equity of 15.15% and 16.25%, respectively.

     The increase in net income from 2003 to 2004 was primarily attributable to a $9.6 million increase in net interest income and a $1.3 million increase in community banking revenue. These developments were offset partly by a $5.0 million increase in non-interest expense, a $2.2 million decrease in mortgage banking revenue, a $670,000 increase in provision for loan losses, and a $1.6 million increase in income tax expense.

     Six Month Overview The Corporation’s net income for the six months ended June 30, 2004, was $18.4 million or $0.81 per diluted share compared to $16.8 million or $0.84 in the same period last year. These amounts represented a return on average assets of 1.03% and 1.10%, respectively, and a return on average equity of 13.30% and 15.81%, respectively.

     The increase in net income from 2003 to 2004 was primarily attributable to a $19.1 million increase in net interest income and a $2.8 million increase in community banking revenue. These developments were offset in large part by an $11.1 million increase in non-interest expense, a $6.1 million decrease in mortgage banking revenue, a $1.9 million increase in provision for loan losses, and a $1.3 million increase in income tax expense.

     The following paragraphs discuss the aforementioned changes in more detail along with other changes in the components of net income during the three and six month periods ended June 30, 2004 and 2003 .

     Net Interest Income Net interest income increased by $9.6 million or nearly 52% and by $19.1 million or almost 52% during the three and six month periods ended June 30, 2004, as compared to the same periods in the previous year. The improvement was due in part to the fact that the Corporation’s average interest-earning assets increased by $565 million or 19.9% and by $466 million or 16.5%, respectively, between these periods. The principal source of this growth occurred in the Corporation’s commercial real estate loans, mortgage-related securities, commercial business loans, consumer loans, and single-family mortgage loans. This growth was largely funded by increases in money market deposit accounts and Federal Home Loan Bank (“FHLB”) term advances.

     Also contributing to the increase in net interest income in both the three and six months ended June 30, 2004, was a significant improvement in interest rate spread. The Corporation’s interest rate spread improved from 2.13% and 2.15% during the three and six month periods ended June 30, 2003, respectively, to 3.05% and 3.15% during the same periods in 2004, respectively. These improvements were caused primarily by the maturity of high-

cost certificates of deposit during the last half of 2003, as well as the prepayment of high-cost FHLB advances late in the third quarter of 2003. These advances were replaced with lower-cost advances drawn to fund the purchase of CMOs during the first quarter of 2004. For additional discussion, refer to “Financial Condition—FHLB Advances”.

     Management expects market interest rates to trend higher during the remainder of 2004 as economic conditions improve but does not expect this movement to be dramatic. As a result, management believes the Corporation will be able to maintain its interest rate spread at or near the level experienced in the most recent quarter. However, there can be no assurances.

     The following tables set forth information regarding the average balances of the Corporation’s assets, liabilities, and equity, as well as the interest earned or paid and the average yield or cost of each. The information is based on daily average balances during the three and six month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average		Yield/	Average		Yield/
Dollars in thousands	Balance	Interest	Cost	Balance	Interest	Cost
Interest-earning assets:
Single-family mortgage loans	$856,083	$10,793	5.04%	$757,939	$9,889	5.22%
Commercial real estate loans	782,921	11,588	5.92	562,753	9,507	6.76
Consumer loans	613,325	9,321	6.08	515,841	8,615	6.68
Education loans	203,362	1,699	3.34	197,798	1,932	3.91
Commercial business loans	174,923	2,257	5.16	66,048	849	5.15

Total loans	2,630,614	35,658	5.42	2,100,379	30,792	5.86
Mortgage-backed and related securities	702,864	6,068	3.45	588,616	4,619	3.14
Interest-bearing deposits with banks	10,640	35	1.32	94,713	305	1.29
Other earning assets	60,998	892	5.85	56,325	897	6.37

Total interest-earning assets	3,405,116	42,654	5.01	2,840,033	36,612	5.16
Non-interest-earning assets:
Office properties and equipment	54,640			37,776
Other assets	257,244			200,963

Total assets	$3,717,000			$3,078,772

Interest-bearing liabilities:
Regular savings accounts	$249,933	$155	0.25%	$179,583	$112	0.25%
Checking accounts	190,199	274	0.58	139,991	129	0.37
Money market accounts	551,678	1,752	1.27	242,016	472	0.78
Certificates of deposit	1,274,381	8,316	2.61	1,430,761	12,266	3.43

Total interest-bearing deposits	2,266,192	10,497	1.85	1,992,351	12,977	2.61
FHLB advances	642,052	3,830	2.39	378,468	5,059	5.35
Other borrowings	55,008	220	1.60	20,835	79	1.52

Total interest-bearing liabilities	2,963,252	14,548	1.96	2,391,654	18,114	3.03
Non-interest-bearing liabilities:
Non-interest-bearing deposits	436,203			430,687
Other liabilities	42,750			40,603

Total liabilities	3,442,204			2,862,945
Stockholders’ equity	274,796			215,828

Total liabilities and stockholders’ equity	$3,717,000			$3,078,772

Net interest income		$28,106			$18,499

Interest rate spread			3.05%			2.13%

Net interest income as a percent of average earning assets			3.30%			2.61%

Average interest-earning assets to average interest-bearing liabilities			114.91%			118.75%

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Dollars in thousands
Interest-earning assets:
Single-family mortgage loans	$850,472	$21,994	5.17%	$787,433	$20,543	5.22%
Commercial real estate loans	778,192	23,157	5.95	545,367	19,683	7.22
Consumer loans	599,590	18,404	6.14	510,423	17,276	6.77
Education loans	204,401	3,345	3.27	200,328	3,919	3.91
Commercial business loans	168,847	4,306	5.10	70,316	1,797	5.11

Total loans	2,601,502	71,205	5.47	2,113,868	63,217	5.98
Mortgage-backed and related securities	613,657	10,989	3.58	507,201	8,098	3.19
Interest-bearing deposits with banks	10,311	67	1.30	143,909	867	1.20
Other earning assets	61,355	1,853	6.04	56,106	1,588	5.66

Total interest-earning assets	3,286,825	84,115	5.12	2,821,083	73,771	5.23
Non-interest-earning assets:
Office properties and equipment	55,525			37,229
Other assets	250,481			195,526

Total assets	$3,592,831			$3,053,838

Interest-bearing liabilities:
Regular savings accounts	$249,186	$309	0.25%	$172,709	$214	0.25%
Checking accounts	186,247	488	0.52	136,605	211	0.31
Money market accounts	521,034	3,234	1.24	240,650	992	0.82
Certificates of deposit	1,283,796	16,837	2.62	1,446,947	25,217	3.49

Total interest-bearing deposits	2,240,262	20,868	1.86	1,996,911	26,634	2.67
FHLB advances	572,076	6,902	2.41	383,609	10,187	5.31
Other borrowings	61,221	487	1.59	19,230	169	1.76

Total interest-bearing liabilities	2,873,560	28,257	1.97	2,399,750	36,990	3.08
Non-interest-bearing liabilities:
Non-interest-bearing deposits	401,826			397,445
Other liabilities	40,108			44,284

Total liabilities	3,315,494			2,841,479
Stockholders’ equity	277,338			212,359

Total liabilities and stockholders’ equity	$3,592,831			$3,053,838

Net interest income		$55,858			$36,780

Interest rate spread			3.15%			2.15%

Net interest income as a percent of average earning assets			3.40%			2.61%

Average interest-earning assets to average interest-bearing liabilities			114.38%			117.56%

     Provision for Loan Losses Provision for loan losses was $809,000 and $139,000 during the three months ended June 30, 2004 and 2003, respectively. It was $2.4 million and $518,000 during the six month periods ended as of the same dates, respectively. During the first quarter of 2004, the Corporation charged-off $642,000 related to a $2.6 million loan on a hotel property located in the Minneapolis-St. Paul area, as well as a $385,000 loan to another financial institution, which was deemed insolvent during the period.

     During the second quarter of 2004, the Corporation recorded $330,000 in provisions over-and-above its actual charge-off activity. These additional provisions were recorded to maintain the Corporation’s allowance for loan losses at a level deemed appropriate by management, and were considered prudent in light of significant growth in the Corporation’s loans held for investment in recent periods, including an increased mix of higher-risk consumer loans, commercial real estate loans, and commercial business loans. On an annualized basis, net charge-offs were 0.08% and 0.16% of average loans outstanding during the three and six month periods in 2004, respectively. These amounts compared to 0.12% and 0.11% during the same periods in 2003.

     As of June 30, 2004 and December 31, 2003, the Corporation’s allowance for loan losses was $14.2 million and $13.9 million, respectively, or 0.54% and 0.55% of loans held for investment, respectively. The allowance for loan losses was 158% and 145% of non-accrual loans as of the same dates, respectively. Although management believes that the Corporation’s present level of allowance for loan losses is adequate, there can be no assurance that future adjustments to the allowance will not be necessary, which could adversely affect the Corporation’s results of operations. For additional discussion, refer to “Financial Condition—Non-Performing Assets”.

     Non-Interest Income Non-interest income for the three month period ended June 30, 2004 and 2003, was $19.7 million and $20.5 million, respectively. These amounts represented 41% and 53% of the Corporation’s total revenue during such periods. Non-interest income for the six month periods ending as of the same dates were $35.3 million and $38.4 million, respectively, or 39% and 51% of total revenue, respectively. The following paragraphs discuss the principal components of non-interest income and the primary reasons for their changes from 2003 to 2004.

     Community Banking Revenue Community banking revenue increased by $1.3 million or 13.2% and by $2.8 million or 14.9% during the three and six months ended June 30, 2004, respectively, as compared to the same periods in the previous year. The following table shows the Corporation’s community banking revenue for the three and six month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
Dollars in thousands	2004	2003	2004	2003
Overdraft fees	$5,780	$5,050	$10,897	$9,433
ATM and debit card fees	3,518	2,924	6,544	5,471
Account service charges	712	587	1,444	1,208
Other fee income	452	416	889	825

Total deposit account revenue	10,462	8,977	19,774	16,937

Consumer loan insurance premiums and commissions	42	287	186	457
Other consumer loan fees	124	79	223	185

Total consumer loan revenue	166	366	409	642

Tax-deferred annuity commissions	183	330	450	671
Retail brokerage commissions	565	375	1,056	627

Total investment services revenue	748	705	1,506	1,298

Total community banking revenue	$11,376	$10,048	$21,690	$18,876

          Deposit account revenue increased by $1.5 million or 16.5% during the three months ended            June 30, 2004, as compared to the same period in the previous year. This increase was due in part to a $730,000 or 14.5% increase in overdraft fees, a $594,000 or 20.3% increase in ATM and debit card fees, and a $125,000 or 21.3% increase in account service charges. These increases were due in part to an 8.8% growth in the number of checking accounts serviced by the Corporation. Also contributing was an increase in per-item charges, changes in charging routines for certain services, and the impact of the Liberty Bancshares, Inc. (“LBI”) acquisition during the fourth quarter of 2003.

          Consumer loan revenue declined by $200,000 or 55% during the three months ended June 30, 2004, as compared to the same period in the previous year. The Corporation’s principal sources of consumer loan revenue consist of sales of credit life and disability insurance policies to consumer loan customers. The decline in consumer loan revenue during the three months ended June 30, 2004, was due in part to an adjustment related to a payable account for consumer insurance premiums and commissions. Also contributing was increased losses on insurance claims. The Bank’s wholly-owned reinsurance subsidiary, FRI, assumes the first level of risk on these credit life and disability policies.

          Investment services revenue increased by $43,000 or 6.1% during the three months ended June 30, 2004, as compared to the same period in the previous year. The Corporation’s principal sources of investment services revenue consist of commissions from sales of tax-deferred annuities, mutual funds, and other debt and equity securities. The increase in investment services revenue was due primarily to higher commissions from sales of mutual funds and other equity investments caused in part by an increase in the number of registered representatives in the Corporation’s offices. Also contributing was an improved equity market in 2003 and 2004. The combination of these events contributed to an increase in investor confidence and in their preference for these product offerings. This development was partially offset by a decline in commissions from sales of tax-deferred annuities, caused primarily by a general decline in market interest rates that made tax-deferred annuities less attractive to the Corporation’s customers.

          The explanations for the changes in community banking revenue for the six month periods ended June 30, 2004 and 2003, were substantially the same as those given in previous paragraphs.

          Mortgage Banking Revenue Mortgage banking revenue decreased by $2.2 million or 22.5% and by $6.1 million or over 30% during the three and six months ended June 30, 2004, respectively, as compared to the same periods in the previous year. The following table shows the Corporation’s mortgage banking revenue for the three and six month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30		Six Months Ended June 30
Dollars in thousands	2004	2003	2004	2003
Gross servicing fees	$2,836	$2,631	$5,741	$5,155
Mortgage servicing rights amortization	(2,566)	(10,739)	(4,356)	(19,434)
Mortgage servicing rights valuation (loss) recovery	631	(1,000)	—	(2,800)

Total loan servicing fees, net	901	(9,108)	1,385	(17,080)

Gains on sales of mortgage loans	6,025	18,393	9,784	34,503
Other mortgage-related income	724	582	1,155	957

Total mortgage banking revenue	$7,650	$9,867	$12,324	$18,380

          Gross servicing fees increased by $205,000 or 7.8% during the three months ended June 30, 2004, as compared to the same period in the previous year. This increase was due primarily to $338 million or 10.9% growth in average loans serviced for others, compared to the year-ago period. This growth was caused primarily by an increase in conversions by borrowers of adjustable-rate mortgage loans into fixed-rate loans. Upon conversion, such loans are generally sold in the secondary market and the Corporation retains the servicing. Also contributing to the growth during the first quarter of 2004, the Corporation purchased mortgage servicing rights (“MSRs”) related to $150 million in mortgage loans. Such loans consisted principally of fixed-rate, residential mortgage loans on properties located in Iowa.

          Amortization of mortgage servicing rights was $2.6 million and $10.7 million during the three months ended June 30, 2004 and 2003, respectively. The decline in the most recent period was attributed principally to a decrease in prepayment activity that coincided with a decline in loan refinance activity relative to the same period in the previous year. Furthermore, with market interest rates at historically low levels in 2003, loan prepayment activity was dramatically higher during the three months ended June 30, 2003, as borrowers refinanced older, higher-rate residential mortgage loans, into lower-rate loans. If interest rates remain where they are or rise, the Corporation will most likely continue to experience lower levels of amortization on its MSRs as a result of reduced levels of loan prepayment activity. Such amortization, however, will most likely be offset by lower levels of gains on sales of mortgage loans, as described in a subsequent paragraph.

          During the three months ended June 30, 2004, the Corporation recaptured $631,000 in its valuation allowance for mortgage servicing rights. This allowance had been established in previous periods as a result of declining mortgage rates. The recapture was principally the result of recent increases in mortgage rates, which lowered market expectations for future prepayment activity. The balance in the valuation allowance was zero at June 30, 2004. It should be noted, however, if market interest rates decline in the future the Corporation may be exposed to unfavorable valuation adjustments against its portfolio of MSRs—primarily because of increases in market expectations for future prepayments. Although management believes that most of the Corporation’s loans that prepay are replaced by a new loan to the same customer or even a different customer (thus preserving the future servicing cash flow), generally accepted accounting principles (“GAAP”) requires allowances for impairment based on fair value which reflects losses resulting from increases in market expectations for future prepayments to be recorded in the current period. However, the offsetting gain on the sale of the new loan, if any, cannot be recorded until the customer actually prepays the old loan and the new loan is sold in the secondary market.

          At June 30, 2004 and 2003, loans serviced for others were $3.5 billion and $3.2 billion, respectively. As of the same dates, mortgage servicing rights were $40.8 million and $26.2 million, net of the valuation allowance, if any.

          Gains on sales of mortgage loans decreased by $12.4 million, from $18.4 million during the three months ended June 30, 2003, to $6.0 million during the same period in 2004. This decrease was principally the result of a decline in loan originations and sales in the most recent quarter, due to a more favorable interest rate environment for loan refinance activity in the second quarter of 2003. Loan sales declined from $865 million in the second quarter of 2003 to $296 million in the second quarter of 2004. In addition, the average gain on sales of loans was 2.13% during the second quarter of 2003 as compared to 2.04% in the most recent quarter. This decline was caused principally by a narrower spread between the primary and secondary market for mortgage loans.

          Market interest rates have increased in recent months. If this trend continues, management expects the Corporation’s gains on sales of mortgage loans to be substantially lower in the near future than they were in the year-ago periods. The decline in gains, however, may be offset to some degree by decreased amortization of MSRs, as more fully described in a previous paragraph.

          Other mortgage-related income increased by $142,000 or 24.4% during the three months ended June 30, 2004, as compared to the same period in the previous year. This increase was due principally to timing of payments to third-party vendors for loan-closing services.

          The explanations for the changes in the components of mortgage banking revenue for the six month periods ended June 30, 2004 and 2003, are substantially the same as those given in previous paragraphs.

          Other Non-Interest Income Other non-interest income increased by $130,000 or 23.4% and by $167,000 or 14.4% during the three and six month periods ended June 30, 2004, respectively, as compared to the same periods in the previous year. The increase in both periods was primarily due to an increase in earnings on the Corporation’s bank-owned life insurance policies that were assumed in the LBI acquisition.

     Non-Interest Expense Excluding the merger-related expenses connected with the proposed merger with Associated, the Corporation, non-interest expense for the three months ended June 30, 2004 and 2003, was $28.7 million and $24.8 million, respectively, which was 3.09% and 3.23% of average assets during such periods, respectively. Non-interest expense for the six months ended June 30, 2004 and 2003 was $57.9 million and $48.0 million, respectively, which was 3.22% and 3.15% of average assets during such periods, respectively (again, excluding the merger-related expenses). The following paragraphs discuss the principal components of non-interest expense and the primary reasons for their changes from 2003 to 2004.

          Compensation and Employee Benefits Compensation and employee benefits increased by $3.3 million or 22.1% during the three months ended June 30, 2004, as compared to the same period in the previous year. In general, the increase was due to normal annual merit increases, as well as growth in the number of banking facilities operated by the Corporation and the resulting increase in the number of employees. Furthermore, 85 full-time equivalent employees were added during the fourth quarter of 2003 with the completion of the LBI acquisition. Since December 31, 2002, the Corporation has increased the number of its banking facilities from 89 to 95. As of June 30, 2004, the Corporation had 1,400 full-time equivalent employees. This compared to 1,362 and 1,269 as of December 31, 2003, and June 30, 2003, respectively.

          Also contributing to the increase in compensation and employee benefits in 2004 were increased salaries to employees hired over the past year to support the implementation of the Corporation’s business banking product line. During the first quarter of 2003, the Corporation began offering business banking products in its Oshkosh, Wisconsin, market. In addition, the Corporation began offering business banking products in the Appleton, Wisconsin, market and Madison, Wisconsin, market during the six month period ended June 30, 2004.

          Also contributing was a $1.0 million increase in expenditures for employee health care, 401(k) savings plan, and employee stock ownership plan (“ESOP”). The increase in ESOP costs was primarily attributable to a change in the Corporation’s contribution amount under this benefit from 1% of pay to 2.5% of pay for certain employees which went into effect January 1, 2004. The reasons for the increases in health care and 401(k) savings plan expenses were similar to those described in earlier paragraphs.

          The developments described in the previous paragraphs were partially offset by a decline in salary expenditures in the Corporation’s mortgage banking operations. This event was due primarily to a decline in commission pay to certain personnel due principally to a decline in originations of mortgage loan products. Also, restricted stock expense declined $470,000 and other post employee benefits (“OPEB”) expense decreased $226,000. The decline in restricted stock expense was caused by the reversal of the 2004 expense due to the cancellation of the 2004 award (resulting from the proposed Associated merger), while the decline in OPEB expense was principally caused by an adjustment to agree benefit payments under the plan to actuary records.

          Compensation and employee benefits increased by $7.8 million or over 25% during the six months ended June 30, 2004, as compared to the same period in the previous year. The explanations for the change between these periods were substantially the same as those given in previous paragraphs.

          Occupancy and Equipment Occupancy and equipment expense increased by $365,000 or 11.1% and by $819,000 or 12.7% during the three and six months ended June 30, 2004, as compared to the same periods in the previous year. These increases were primarily attributable to growth in the number of banking facilities operated by the Corporation, as well as increases in the number of full-time equivalent employees and in the number of customers served by the Corporation.

          Communications, Postage, and Office Supplies Communications, postage, and office supplies expense increased by $108,000 or 6.4% and by $13,000 or less than 1% during the three and six months ended June 30, 2004, as compared to the same periods in the previous year. The increase during the three months ended June 30, 2004, was caused principally by higher postage and telephone costs.

          ATM and Debit Card Transaction Costs ATM and debit card transaction costs increased by $154,000 or 13.1% and by $414,000 or 18.3% during the three and six months ended June 30, 2004, as compared to the same periods in the previous year. These increases can be attributed to increased use by the Corporation’s customers of ATM and debit card networks, as well as an increase in the number of ATMs operated by the Corporation. The Corporation currently operates nearly 140 ATMs in communities located throughout Wisconsin, northern Illinois, and Minnesota.

          Advertising and Marketing Advertising and marketing costs declined modestly during the most recent quarter and increased by $92,000 or 5.5% during the six months ended June 30, 2004, as compared to the same period in the previous year. The increase during the six month period can be attributed principally to growth in the number of banking facilities operated by the Corporation, as previously described, as well as an increase in the number of market areas served by the Corporation.

          Amortization of Intangibles Amortization of intangible assets, which consists primarily of deposit-based intangibles, increased by $288,000 or over 140% and by $628,000 or over 160% during the three and six months ended June 30, 2004, as compared to the same periods in the previous year. These increases were attributed to increased amortization of the deposit-based intangibles recorded in connection with the Corporation’s acquisition of LBI in the fourth quarter of 2003.

          Merger-related expenses Merger-related expenses at the Corporation were $1.2 million during the three and six months ended June 30, 2004. These expenditures included investment banking fees, legal fees, accounting fees, and other professional fees related to proposed Associated merger. There were no merger-related expenses at the Corporation during the three and six months ended June 30, 2003.

          Other Non-Interest Expense Other non-interest expense decreased by $363,000 or 13.2% and increased by $174,000 or 3.5% during the three and six months ended June 30, 2004, as compared to the same periods in the previous year. The decline in the three month period was caused by a variety of factors, the most significant of which was decreased costs related to servicing of loans for Fannie Mae and FHLB, which declined by $659,000 or almost 60% in 2004. Under the terms of its servicing agreements with these investors, the Corporation is required to forward a full month’s interest to the investors when certain loans are repaid, regardless of the actual date of the loan payoff. A higher interest rate environment during the second quarter of 2004 decreased prepayment activity in 2004 and resulted in lower prepayment and refinance activity. This resulted in the amount of loan pay-off interest remitted to Fannie Mae and FHLB during the second quarter of 2004 to be lower than the second quarter of 2003. Also contributing was a decline in provision for customer losses related to customer overdrafts and fraudulent transactions.

          The increase in the six month period comparison was caused by a variety of factors, the most significant of which was increased costs related to the disposition of various residential and consumer properties, an increase in bank insurance costs, and an increase in various professional fees. These developments were partially offset by a decline in costs related to servicing of loans for Fannie Mae and FHLB, the reasons for which were similar to those previously described.

     Income Tax Expense Income tax expense for the three months ended June 30, 2004 and 2003, was $6.8 million and $5.2 million, respectively, or 39.5% and 37.3% of pretax income, respectively. Income tax expense for the six months ended June 30, 2004 and 2003, was $11.2 million and $9.9 million, respectively, or 37.8% and 37.1% of pretax income, respectively. The Corporation’s effective tax rate has increased in recent periods due principally to a higher mix of taxable earnings in the States of Wisconsin, Minnesota, and Illinois, relative to the State of Nevada, where the Corporation has established a wholly-owned investment subsidiary, FCHI, and which has no corporate state income tax. Also contributing was the payment of certain non-deductible merger-related costs related to the proposed Associated merger. Refer to Note 4 of the Corporation’s Unaudited Consolidated Financial Statements, included herein under Part I, Item I, “Financial Statements”, for additional discussion relating to the Corporation’s tax situation.

     Segment Information The following paragraphs contain a discussion of the financial performance of each of the Corporation’s reportable segments (hereafter referred to as “profit centers”) for the three and six month periods ended June 30, 2004 and 2003. Refer to the table in Note 5 of the Corporation’s Unaudited Consolidated Financial Statements, included herein under Part I, Item I, “Financial Statements”, for a summary of the after-tax profit (loss) of each of the Corporation’s profit centers.

          Mortgage Banking Profits from the Corporation’s mortgage banking activities were $2.7 million in the second quarter of 2004 compared to $5.0 million in the same period last year. Year-to-date, profits were $4.3 million in 2004 compared to $9.4 million in 2003. Loan origination volumes and loan servicing fees are the primary drivers of performance in this profit center. In the first six months of 2004, the Corporation’s mortgage banking operation originated $759 million in single-family residential loans compared to $1.7 billion in the same period of the previous year. However, these decreases were partially offset by substantial declines in amortization of MSRs due to a decline in prepayments in the loan servicing portfolio. Refer to “Results of Operations—Non-Interest Income” for additional discussion.

          Residential Loans Profits from the Corporation’s residential loan portfolio increased by $1.2 million or 140% and $2.4 million or 128% during the three and six month periods ended June 30, 2004, respectively, compared to the same periods in the previous year. These increases were primarily due to increases in the interest rate spread. This profit center is funded by a mix of deposit liabilities and wholesale borrowings. The Corporation’s average cost of interest-bearing liabilities declined by 111 basis points between the six-month period in 2004 and the same period in 2003. In contrast, the yield on the profit center’s single-family residential loans declined by only 5 basis points between the same periods.

          During the three months ended June 30, 2004, the average assets assigned to this profit center were $882 million, a $127 million or 16.9% increase from the same period in 2003. During the six months ended June 30, 2004, the average assets assigned to this profit center were $884 million, an $84 million or 10.5% increase over the same period last year. Refer to “Financial Condition—Loans Held For Investment” for additional discussion.

          Commercial Real Estate Lending Profits from commercial real estate lending increased by $394,000 or 18.0% over the three months ended June 30, 2004, as compared to the same period in 2003. This improvement was principally the result of an increase in the profit center’s interest rate spread and an increase in average assets in 2004 compared to 2003. This profit center is primarily funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation’s average cost of interest-bearing deposits and wholesale borrowings declined by 76 basis points and 282 basis points, respectively, in 2004 compared to 2003. The yield on commercial real estate loans, however, declined by only 84 basis points between these years. The decrease in the average cost of wholesale borrowings is due in part to the prepayment of high cost wholesale borrowings during the third quarter of 2003.

          During the six month period ended June 30, 2004, profits declined by $289,000 compared to the same period in 2003. This decrease was due in part to a $642,000 increase in net charge-offs in 2004 compared to the same period in 2003. Average assets increased by $43 million or 8.3% between these same periods.

          Consumer Lending Profits from the Corporation’s consumer lending activities increased by $610,000 or 45% and $1.0 million or 38% during the three and six month periods ended June 30, 2004, respectively, as compared to the same periods in the previous year. These increases were attributable to increases in the profit center’s interest rate spread in the most recent year, compared to the same timeframe in 2003. This profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation’s average cost of interest-bearing deposits and wholesale borrowings declined by 81 basis points and 281 basis points, respectively, in the first six months of 2004 compared to the previous year. The yield on consumer loans, however, declined by only 63 basis points between these same periods. During the six months ended June 30, 2004, the average assets assigned to this profit center were $542 million, a $64 million or 13.4% increase over the same period in the previous year.

          Education Lending Profits from education lending declined by $179,000 or 60% and $410,000 or 70% during the three and six month periods ended June 30, 2004, respectively, as compared to the same periods in the previous year. These declines were primarily due to a decrease in this profit center’s interest rate spread in 2004 compared to 2003. During 2004, the average yield on education loans declined more than the average cost of the funding sources for the profit center, which consist primarily of money market demand accounts. Education loans have variable rates. As such, their yield responds quickly to changes in market interest rates.

          During the six months ended June 30, 2004, the average assets assigned to this profit center were $215 million, a $4.2 million or 2.0% increase from the same period last year. Year-to-date, this profit center has originated $29.1 million in loans in 2004 compared to $27.1 million in 2003.

          Business Banking Profits from the Corporation’s business banking operations increased by $831,000 and $1.3 million for the three month and six month periods ended June 30, 2004, respectively, as compared to the same period in the previous year. These increases were largely due to an increase in average assets. During the six month period ended June 30, 2004, average assets assigned to this profit center were $527 million, compared to $194 million in same period in 2003. The increase in average assets was primarily due to the LBI acquisition. Increases in interest rate spread in 2004 compared to the same periods in 2003 also contributed to the increases in profits. The results of this profit center include costs associated with the development of business banking services and the expansion of business banking into additional geographic markets.

          Investment and Mortgage-Related Securities Profits from the Corporation’s investment securities portfolio were $1.8 million during the three month period ended June 30, 2004, compared to a loss of $96,000 in the same period in 2003. On a year-to-date basis, profits were $3.2 million in 2004 compared to a loss of $868,000 in 2003. These increases were primarily due to an increase in the profit center’s interest rate spread in 2004 compared to 2003. This profit center is principally funded by deposit liabilities and, to a lesser extent, by wholesale borrowings. The Corporation’s average cost of interest-bearing deposits and wholesale borrowings declined by 81 basis points and 281 basis points, respectively, in the first six months of 2004 compared to the same period in the previous year. The yield on investment securities increased by 79 basis points between these same periods due largely to a decline in premium amortization on collateralized mortgage obligations and a reduction in overnight investments. During the six months ended June 30, 2004, the average assets assigned to this profit center were $725 million, a $13 million or 1.8% increase from the same period last year.

          Other Segments This segment consists of the parent holding company and certain of the Bank’s wholly-owned subsidiaries. The increases in losses for this segment for the three and six month periods ended June 30, 2004, as compared to the same periods in the previous year are largely due to $1.2 million in merger-related expenses related to the proposed Associated merger as discussed in “Financial Statements, Note 7—Subsequent Events”.

          Non-GAAP Adjustments Non-GAAP adjustments were ($145,000) in the second quarter of 2004 compared to ($545,000) in the second quarter of 2003. This change was largely due to a reduction in MSR loss provision in 2004, compared to the same period in 2003. MSR loss provision is included under GAAP, but ignored in the product profitability model. This development was partially offset by an increase in the difference between actual net charge-offs used by the product profitability model and loan loss provision recorded under GAAP.

          For the six months ended June 30, 2004, these adjustments were ($1.5) million in 2004 compared to ($1.4) million in 2003. This change was due in part to higher amortization of goodwill and intangible assets, a decrease in mortgage loan production, and an increase in the difference between actual net charge-offs used by the product profitability model and loan loss provision recorded under GAAP. These developments were partially offset by a reduction in MSR loss provision, which is included under GAAP, but excluded in the product profitability model.

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

          The net cost to acquire and maintain deposit liabilities was 1.17% and 1.23% of average deposit liabilities outstanding during the three months ended June 30, 2004 and 2003, respectively. On a year-to-date basis, the net cost was 1.32% and 1.31%, respectively.

Financial Condition

     Overview The Corporation’s total assets increased by $376 million or 11.4% during the six months ended June 30, 2004. This increase was due primarily to increases in mortgage-related securities and loans held for investment. These increases were primarily funded by increases in FHLB advances and deposit liabilities.

     Mortgage-Backed and Related Securities The Corporation’s aggregate investment in its mortgage-backed and related securities portfolios increased by $250 million or almost 65% during the six months ended June 30, 2004. During this period, the Corporation purchased $305 million in medium-term collateralized mortgage obligations (“CMOs”), and $102 million in shorter-term CMOs. This development was offset in part by the repayment of $145 million in mortgage-backed and related securities.

     Loans Held for Investment The Corporation’s loans held for investment increased by $113 million or 4.5% during the six months ended June 30, 2004. During the six months ended June 30, 2004, the Corporation originated $247 million in adjustable-rate single-family mortgage loans, $206 million in consumer loans (consisting mostly of second mortgages, home equity lines of credit, and automobile loans), $72.0 million in commercial real estate loans, $20.1 million in business loans, and $29.1 million in education loans. As a result of these factors, the Corporation has experienced growth in its loans held for investment during the six months ended June 30, 2004.

     Mortgage Servicing Rights The Corporation’s mortgage servicing rights, net of valuation allowances (if any), were $40.8 million and $36.3 million as of June 30, 2004, and December 31, 2003, respectively. These amounts were 1.18% and 1.10% of the outstanding principal of loans serviced for others for both periods, respectively, which amounted to $3.5 billion and $3.3 billion at June 30, 2004, and December 31, 2003, respectively. The valuation allowance for MSR losses was zero at June 30, 2004, and December 31, 2003.

     Deposit Liabilities The Corporation’s deposit liabilities increased by $137 million or 5.4% during the six months ended June 30, 2004. This growth was predominantly caused by a $120 million or 25% increase in the Corporation’s money market accounts. During late 2003, the Corporation introduced a new money market product with a guaranteed rate of 2% through the end of the year. Effective January 1, 2004, these accounts were converted to a money market product with a minimum rate indexed to money fund performance. The rate paid on these accounts at conversion was 1.50%. Customer balances in money market accounts was $589 million and $469 million at June 30, 2004, and December 31, 2003, respectively.

     The Corporation’s deposit liabilities were also impacted by a $33.4 million or over 75% increase in custodial deposit accounts during the six months ended June 30, 2004. The Corporation maintains borrowers’ principal and interest payments in such accounts on a temporary basis pending their remittance to the third-party owners of the loans.

     FHLB Advances The Corporation’s FHLB advances increased by $270 million or over 70% during the six months ended June 30, 2004. Additional FHLB advances were drawn during the first quarter of 2004 to fund the purchase of $407 million in CMOs, as previously described.

     Non-Performing Assets The Corporation’s non-performing assets (consisting of non-accrual loans, real estate acquired through foreclosure or deed-in-lieu thereof, and real estate in judgment) amounted to $12.2 million or 0.33% of total assets at June 30, 2004, compared to $13.6 million or 0.41% of total assets at December 31, 2003. The Corporation’s allowance for loan and real estate losses was 118% and 103% of total non-performing assets as of the same dates, respectively.

     In addition to non-performing assets, at June 30, 2004, management was closely monitoring $25.8 million in assets, which it had classified as doubtful or substandard, but which were performing in accordance with their terms. This compares to $22.6 million in such assets at December 31, 2003. The increase from 2003 was due primarily to the classification of four commercial real estate loans totaling $2.1 million as substandard. Although the loans classified at June 30, 2004 were performing in accordance with their terms, management of the Corporation deemed their classification prudent after consideration of factors such as declines in the valuation of associated collateral, reductions in occupancy rates, and economic conditions. Management continues to closely monitor a $2.6 million loan secured by an apartment complex located in Indiana. Although the borrower is performing in accordance with the loan’s original terms, the property has suffered from low occupancy for an extended period of time. Although management believes it is possible the Corporation may incur a loss on the future resolution of this problem loan, such loss is not yet probable nor is it estimable at this time.

Liquidity and Capital Resources

     The Corporation’s primary sources of funds are deposits obtained through its branch office network, borrowings from the FHLB and other sources, amortization, maturity, and prepayment of outstanding loans and investments, and sales of loans and other assets. During the first six months of 2004, the Corporation used these sources of funds to fund loan commitments, purchase mortgage-related securities, cover maturing liabilities and deposit withdrawals, and pay shareholder dividends. Management believes that the Corporation has adequate resources to fund all of its obligations or commitments, that all of its obligations or commitments will be funded by the required date, and that the Corporation can adjust the rates it offers on certificates of deposit to retain such deposits in changing interest rate environments.

     The Corporation’s stockholders’ equity ratio as of June 30, 2004, was 7.72% of total assets. The Corporation’s long-term goal is to maintain its stockholders’ equity ratio at approximately 7.0%, which is consistent with the Corporation’s long-term objectives for return on equity of at least 15% per year and return on assets of at least 1% per year. The Corporation’s tangible stockholders’ equity ratio was 5.40% as of June 30, 2004.

     The Bank is also required to maintain specified amounts of capital pursuant to regulations promulgated by the OTS and the FDIC. The Bank’s objective is to maintain its regulatory capital in an amount sufficient to be classified in the highest regulatory capital category (i.e., as a “well capitalized” institution). At June 30, 2004, the Bank’s regulatory capital exceeded all regulatory minimum requirements as well as the amount required to be classified as a “well capitalized” institution.

     The Corporation paid cash dividends of $6.5 million and $5.3 million during the three months ended June 30, 2004 and 2003, respectively. These amounts equated to dividend payout ratios of 35.3% and 31.8% of the net income in such periods, respectively. It is the Corporation’s objective to maintain its dividend payout ratio in a range of 25% to 35% of net income, which is consistent with the Corporation’s long-term earnings and asset growth rate objectives of 10% per year and a return on equity objective of 15% per year. However, the Corporation’s dividend policy and/or dividend payout ratio will be impacted by considerations such as the level of stockholders’ equity in relation to the Corporation’s stated goal, as previously described, regulatory capital requirements for the Bank, as previously described, and certain dividend restrictions in effect for the Bank. Furthermore, unanticipated or non-recurring fluctuations in earnings may impact the Corporation’s ability to pay dividends and/or maintain a given dividend payout ratio.

     On July 27, 2004, the Corporation’s Board of Directors declared a regular quarterly dividend of $0.15 per share payable on September 9, 2004, to shareholders of record on August 19, 2004.

     During the six months ended June 30, 2004, the Corporation repurchased 14,352 shares of common stock under its 2000 stock repurchase plan (the “2000 Plan”) at a cost of approximately $323,000. As of June 30, 2004, 150,566 shares were still eligible for repurchase under the 2000 plan. In April 2002, the Corporation’s Board of Directors adopted another stock repurchase plan (the “2002 Plan”) that authorizes the repurchase of additional shares of the Corporation’s outstanding common stock. As of June 30, 2004, 1,001,678 shares were still eligible for repurchase under the 2002 plan. In April 2004, the Corporation’s Board of Directors extended the 2000 and 2002 Plans for another twelve months each. Both the 2000 and 2002 Plans authorize the Corporation to repurchase shares from time-to-time in open-market transactions as, in the opinion of management, market conditions warrant. The repurchased shares are held as treasury stock and will be available for general corporate purposes.

     During the six month period ended June 30, 2004, the Corporation reissued 15,352 shares of common stock out of its inventory of treasury stock with a cost basis of approximately $344,000. In general, these shares were issued upon the exercise of stock options by employees and directors of the Corporation.

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

     As of June 30, 2004, the Corporation was in compliance with its management polices with respect to exposure to interest rate risk. Furthermore, there was no material change in its interest rate risk exposure since December 31, 2003.

Item 4—Controls and Procedures

     An evaluation of the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Corporation’s Chief Executive Officer, Acting Chief Financial Officer, Controller, and several other members of the Corporation’s senior management within the 40-day period preceding the filing date of this quarterly report. The Corporation’s Chief Executive Officer, Acting Chief Financial Officer, and Controller concluded that the Corporation’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation’s management (including the Chief Executive Officer, Acting Chief Financial Officer, and Controller) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In the three and six month periods ended June 30, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Part II—Other Information

Item 1—Legal Proceedings

Refer to Note 4 of the Corporation’s Consolidated Financial Statements.

Item 2—Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	Not applicable

(e)	None

Item 3—Defaults Upon Senior Securities

Not applicable.

Item 4—Submission of Matters to Vote of Security Holders

     The Corporation held its Annual Meeting of Shareholders on April 21, 2004. The following matters were voted upon at that meeting:

     1. The election of one nominee for the Board of Directors, who will serve for a three-year term, was voted upon by the Corporation’s shareholders. The nominee, whom was elected, is set forth in the table below. The Inspector of Election certified the following vote tabulations:

Nominee	Votes For	Votes Withheld
Jack C. Rusch	20,533,522	422,046

     2. Approval of the Corporation’s 2004 Equity Incentive Plan:

Votes For	Votes Against	Abstain	Broker Non-Votes
13,110,035	1,654,650	554,570	5,636,313

Item 5—Other Information

None.

Item 6—Exhibits and Reports on Form 8-K

a)	Exhibits.

Exhibit Number	Description
32.1	Certification of President and Chief Executive Officer of First Federal Capital Corp

32.2	Certification of Senior Vice President and Acting Chief Financial Officer of First Federal Capital Corp

Exhibit Number	Description
32.3	Certification of Vice President and Controller of First Federal Capital Corp

34.1	Section 1350 Certification signed by President and Chief Executive Officer of First Federal Capital Corp

34.2	Section 1350 Certification signed by Senior Vice President and Acting Chief Financial Officer of First Federal Capital Corp

34.3	Section 1350 Certification signed by Vice President and Controller of First Federal Capital Corp

b)	Reports on Form 8-K.

During the period covered by this report, the Corporation filed the following report on Form 8-K:

Report filed April 21, 2004. The report included a press release announcing earnings for First Federal Capital Corp for the three months ended March 31, 2004.

Report filed April 21, 2004. The report included a press release announcing the declaration of an increase in First Federal Capital Corp’s regular quarterly cash dividend.

Report filed April 21, 2004. The report included a press release announcing the activation of Michael W. Dosland, Chief Financial Officer, Treasurer and Senior Vice President for military service.

Report filed April 28, 2004. The report included a press release announcing that First Federal Capital Corp entered into an Agreement and Plan of Merger with Associated Banc-Corp.

Report filed May 12, 2004, 2004. The report included a press release announcing the appointment of David J. Reinke to Acting Chief Financial Officer and Senior Vice President.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FEDERAL CAPITAL CORP

/s/ Jack C. Rusch Jack C. Rusch President and Chief Executive Officer (duly authorized officer)	August 9, 2004

/s/ David J. Reinke David J. Reinke Senior Vice President and Acting Chief Financial Officer	August 9, 2004

/s/ Kenneth C. Osowski Kenneth C. Osowski Vice President and Controller	August 9, 2004